Form 10-K405
COMDIAL CORP
filed 1995-03-28
CIK 230131

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1994
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to

                        Commission file number:  0-9023

                              COMDIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                                       94-2443673
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  identification Number)

        P. O. Box 7266
        1180 Seminole Trail; Charlottesville, Virginia           22906-7266
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (804) 978-2200

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                      COMMON STOCK (Par Value $0.01 each)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 1995 was approximately $25,431,000 (see Item 5).

Indicate the number of shares of Common Stock outstanding as of March 14, 1995: 21,116,842.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Comdial's 1994 Annual Report to the Stockholders is incorporated by reference under Part II and portions of Comdial's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, are incorporated by reference under Part III of this Form 10-K.


TABLE OF CONTENTS



Part I

   Item 1.      Business                                                     4
        (a)     General Development of Business                              4
        (b)     Financial Information About Industry Segment                 6
                  Product Sales Information                                  6
        (c)     Narrative Description of Business                            7
                  Products and Services                                      7
                  Business Systems                                           7
                  Proprietary and Specialty Phones                           9
                  Standard Electromechanical Phones                         10
                  Custom Manufacturing                                      10
                  Strategic Alliances                                       10
                  Distribution                                              10
                  Competition                                               11
                  Backlog                                                   11
                  Research and Development Costs                            11
                  Manufacturing                                             11
                  Patents, Trademarks, and Licenses                         12
                  Environment                                               12
                  Employees                                                 13

   Item 2.      Properties                                                  13

   Item 3.      Legal Proceedings                                           13

   Item 4.      Submission of Matters to a Vote of Security Holders         13


Part II

   Item 5.      Market for the Registrant's Common Equity
                  and Related Stockholder Matters                           14

   Item 6.      Selected Financial Data                                     14

   Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       14

   Item 8.      Financial Statements and Supplementary Data                 14

   Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       14

Part III

   Item 10.     Directors and Executive Officers of the Registrant          15

   Item 11.     Executive Compensation                                      15

   Item 12.     Security Ownership of Certain Beneficial Owners and
                  Management                                                15

   Item 13.     Certain Relationships and Related Transactions              15


Part IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               16


                                 PART I
ITEM 1.  Business

   (a) GENERAL DEVELOPMENT OF BUSINESS

   Comdial Corporation ("Comdial") is a Delaware corporation based in Charlottesville, Virginia. Comdial is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. Comdial was originally incorporated in Oregon in 1977. In 1982, Comdial reincorporated in Delaware, and acquired substantially all of the assets, and assumed substantially all of the liabilities, of General Dynamics Telephone Systems Center, Inc., formerly known as Stromberg-Carlson Telephone Systems, Inc. ("Stromberg-Carlson"), a wholly-owned subsidiary of General Dynamics Corporation. Stromberg-Carlson's facilities, located in Charlottesville, Virginia since 1955, had engaged in the manufacture of telephones since 1894.

     Comdial's core business is designing, manufacturing, and marketing a broad line of voice communications systems to small and medium sized organizations. These products are sold through a network of approximately 700 Preferred Dealers, 700 Associate Dealers, and several thousand independent interconnects and contractors, who purchase Comdial products from authorized wholesale distributors. End users served through this channel are typically small businesses (under 100 employees), but may also include large businesses, government agencies and such as universities who are served by a host PBX or telephone company supplied Centrex system. When a Comdial system is installed behind the host system, and it is commonly configured to serve specific departments or call centers.

     In the early 1980's Comdial was known as a manufacturer and supplier of industry standard and decorative residential telephones. In the mid-1980's, Comdial redirected its strategic focus to the small business market. In 1992, the industry standard telephone business was sold to International Telecommunications Asia PTE LTD., a Singapore corporation ("IT Asia"). At that time, the sales volume of these industry standard telephones was approximately $12 million.

     Since 1993, Comdial has pursued growth opportunities through expansion into selected international markets, and by becoming an aggressive participant in the emerging market for system solutions based on computer-telephony integration ("CTI") technologies. International expansion is directed by a wholly owned subsidiary, Comdial Telecommunications International Inc. ("CTii"). The design, development, and marketing of computer-telephony products is directed by a wholly owned subsidiary, Comdial Enterprise Systems, Inc. ("CES").

     Starting in 1985, Comdial introduced and manufactured its first electronic key telephone system ("ExecuTech"). In 1986, Comdial introduced additional models of ExecuTech to broaden market coverage. Between 1987 and 1990, six new models of electronic key systems were introduced. In 1991, Comdial began shipping DigiTech, its first digital telephone system, and ExecuMail, its first voice processing system. The latter was a joint development with Active Voice Corporation. In 1992, Comdial began volume shipments of the Digital Expandable system ("DXP"), a telephone system which could be configured as a key system, hybrid key system or private branch exchange ("PBX"). With the DXP, Comdial could serve businesses requiring up to 192 telephone ports, or four times the market coverage of the original DigiTech. In 1993, Comdial commenced shipping Impact digital key telephones. Impact instruments are stylish and functional, featuring interactive "soft" keys, which simplify user operation. In addition, they can be used on all Comdial digital platforms. Digital instruments now comprise nearly half of annual telephone production. The DXP was the first Comdial telephone system designed with an Open Application Interface ("OAI").

This OAI link permitted Comdial to become an early participant in CTI.

     CTI merges the power of advanced digital telephone systems and computers to provide integrated solutions to common communications needs (such as call centers) and specific vertical market applications (such as real estate).
The first turnkey CTI product marketed by Comdial was an enhanced E-911 emergency telephone system. These systems are custom engineered for each community and a Comdial DXP is at the heart of each system. Sales and installation of E-911 systems by Comdial began in 1994.

    Comdial also introduced three new products in 1994 designed around the OAI capability of the DXP. The QuickQ Automatic Call Distributor ("ACD") automatically answers and directs incoming calls, based on a variety of criteria such as activity level or expertise. Detailed reports assist management in measuring productivity and scheduling agent coverage. Common applications are telemarketing, customer service, and credit and collections. The InnTouch DXP includes software specifically required by hotel/motel establishments, such as costing customer telephone calls and automatically placing wake up calls. Tracker is Comdial's name for a premises-based paging and telecommunications system which assures call completion. Users carry small pagers which are data linked to Comdial's DXP. The Tracker pagers alert users to incoming calls, and instruct, via a liquid crystal display, how to retrieve the call from the nearest telephone. The Tracker system can also deliver detailed messages over the pager display. The Tracker was the result of a strategic alliance between Comdial and Motorola, Inc.

    During the fourth quarter of 1994, Comdial announced two new products which extend the power of CTI to local area network ("LAN") environments and
desktop personal computers.   Enterprise for Telephony Services is a
documentation and software package for linking Comdial DXPs to Novell NetWare (trademark of Novell Corporation) local area networks, and is now being shipped to customers. The other new CTI product is designed for users of desktop personal computers ("PCs") who are not on a LAN, and are typically smaller companies. Comdial partnered with Voice Technologies Group to design a special telephony card which can be installed in PCs using Microsoft
Windows (trademark of Microsoft Corporation) operating systems.   This
product will begin shipping during 1995. These two products will enable users to add off-the-shelf applications software to enhance productivity and improve customer service using computer enhanced telephony services.

   In October of 1994, Comdial was awarded the International Organization for Standardization ("ISO") 9001 Certification, the highest and most comprehensive certification of its kind. This was a significant accomplishment for Comdial in 1994. ISO 9000 is the most recognized series of Quality Management System standards and is now used in 74 countries. ISO 9001 is the highest level of the standards and includes manufacturing, customer support, technical service, and product design. The certification process concluded approximately two years of intensive efforts of analyzing and documenting quality system procedures and company-wide personnel training.

    Comdial believes the ISO 9001 Certification will help Comdial maintain or improve its place in the telecommunications and services marketplace, as well as improve efficiency, productivity, and effectiveness of the business and possibly give Comdial an important marketing edge in selling its products.

     Achieving ISO 9001 Certification demonstrates Comdial's company-wide commitment to quality.

    In marketing its telephone systems, Comdial emphasizes quality backed by the ISO-9001 certification, state-of-the-art features, competitive pricing, commitment to customer and dealer support, and a "Made right in the USA" theme (see Narrative Description of Business; Distribution).

  Comdial's telecommunications instruments are registered with the Federal Communications Commission ("FCC") and an Occupational Safety and Health Act Commission ("OSHA") approved National Recognized Test Laboratory in the normal course of Comdial's business. Selected products are also registered with the Canadian Department of Communications and are Canadian safety certified. Comdial has, or is in the process of, registering its products in other countries.

     Comdial's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation System ("Nasdaq") under the symbol: CMDL.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

     During the fiscal years ended December 31, 1994, 1993 and 1992, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Any additional information other than sales is incorporated by reference to the Registrant's 1994 Annual Report to Stockholders.

     Comdial has restated prior years' sales to conform with the 1994 presentation. Comdial is currently reporting sales as a net number after deductions for volume discounts, returns, and allowances. Comdial reclassified for 1994 and comparable prior periods, freight expense and the cost of certain promotional programs resulting in a reduction in sales and increases in cost of sales, and selling, general and administrative expense, respectively. Promotional programs include various sales incentive rebates claimed by dealers and specific end users who buy Comdial's products direct from distributors. Management considers these reclassifications as more consistent with the nature of the sales costs incurred and the manner in which such costs are managed by Comdial. For years 1994, 1993 and 1992, reclassified freight expense was $552,000, $478,000, and $677,000, and reclassified promotional program expense was $4,492,000, $3,538,000, and $4,751,000, respectively. These reclassifications did not have any effect on net income or stockholders' equity.

      Prior to 1994, Comdial formed two subsidiaries, CTii and CES. Management plans for these subsidiaries to play a major role in the future growth of Comdial. CTii, incorporated in 1992, was formed to concentrate on identifying and developing opportunities for international business. As of December 31, 1994, CTii has established agreements with seventeen distributors serving twenty-six countries. CTii sales have grown each year from $378,000 in 1992, to $990,000 in 1993, and to $2,482,000 in 1994.

     CES, incorporated in late 1993, focuses on designing, deploying, and marketing CTI applications and software for the rapidly growing markets for CTI products and services. Sales in the first year (1994) were $558,000.


Product Sales Information

     The following table presents certain relevant information concerning Comdial's principal product lines for the periods indicated:


                                          Year Ended December 31,
(Millions of Dollars)                   1994       1993       1992
Sales
Business Systems                       $68.0      $61.0      $54.1
Proprietary and Specialty Phones         5.8        6.5        8.3
Standard Electromechanical Phones*         -          -        6.5
Custom Manufacturing                     3.3        1.6        2.0
  TOTAL                                $77.1      $69.1      $70.9


* On July 21, 1992, Comdial sold its standard electromechanical product line to IT Asia.

  (c) NARRATIVE DESCRIPTION OF BUSINESS

Products and Services

    Comdial manufactures a full line of telephone sets and systems for the business and hospitality markets. In 1994, over 88 percent of Comdial's revenues resulted from the sale of business systems compared with 88 percent and 76 percent in 1993 and 1992, respectively. Telephone systems consist of two basic hardware components: a key service unit ("KSU") and telephones. In addition, voice mail and other peri-pheral products can be added to the system. The KSU contains the common control intelligence and power supply required to process calls and to operate all of the system's features.
During 1994, Comdial supplied a variety of business systems, ranging in capacity from three central office lines and eight stations to a 224 port system capable of supporting up to 192 stations for business and hospitality applications.

Business Systems

1. Impact was introduced in November 1992 and is designed to work on Comdial digital service units ("DSU") and DXP. Impact provides a variety of features: keys which are interactive with a liquid crystal display ("LCD"), three color LED status indicators, and subdued off hook voice announce for receiving intercom calls while on a phone call. These features, along with others, make the telephone easier to use.

2. DXP began shipping in 1992, and allows Comdial and its dealers to target larger end users while using the same telephones as Comdial's smaller systems. This provides customers with an affordable system which can be up-graded to support up to 192 business telephones.
    The DXP has more features than the smaller systems, such as automatic route selection and a an optional PC-based attendant position. The DXP, sold to Comdial dealers and telephone companies through supply houses, also offers a link to CTI using the Enterprise software package. This allows external PC-based software packages to manage the DXP for any number of specialized applications.

3. InnTouch DXP is a digital telephone system designed for hospitality applications. The system consists of a DXP common control unit, Impact model multil-line administration phones, single line guest phones, and special hospitality software. The guest phones may be industry standard message waiting models or Comdial's own HoTelephones. HoTelephones provide added functionality including programmable keys and an auxiliary jack for modem connection. Standard system features include check-in/check-out, automatic wake-up calls, message waiting indication, call costing, maid status, and many other valuable hotel management features. The optional InnTouch processing monitor is linked to the DXP via Comdial's proprietary Enterprise CTI link, and provides full screen display of room, telephone, and maid status. InnTouch serves hotel properties requiring up to 192 telephones. InnTouch was designed in partnership with an independent software developer.

4. DigiTech systems are digital KSU's and telephones designed for the business market with up to 48 stations. DigiTech offers automatic set relocation, remote programming, a replaceable software cartridge, and other sophisticated features. DigiTech was introduced in January 1991 and is sold to telecommunication dealers through supply houses.

5. Enterprise is an OAI software tool kit used with the DXP system. Enterprise allows software developers to access the DXP system software using more than 100 commands to create unique applications for specific vertical markets, such as telemarketing groups, emergency services, call centers, taxi services, and multimedia centers. One of the initial OAI applications developed using Enterprise is an Enhanced 911 ("E911") emergency telephone system, developed by 911 Systems, Inc., of Perry, Florida. In addition, CES plans to utilize Enterprise to support Novell's Telephony Services Application Programming Interface for NetWare. This is a platform for the development of applications, based upon the merging of computer and telephony technologies.

6. ExecuMail is an integrated voice processing system for use with selected Comdial telephone systems. ExecuMail is offered in a range of port and voice storage capacities, and provides both voice mail and automated attendant service.

7. Unisyn is an electronic key system designed to offer advanced features to small organizations. Two models are offered, a three line/eight telephone version and a six line/sixteen telephone version. Display model telephones offer interactive "soft" keys to simplify feature access. Another capability of Unisyn is its optional compatibility with standard interface analog devices, such as single line telephones, fax machines, and modems.

8. QuickQ ACD is a digital telephone system designed for call center use. The system consists of a DXP common control unit, Impact model telephones, voice announcing equipment, special ACD software, and a personal computer. The QuickQ answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels. Up to 96 reports are provided, detailing call volume and call center performance. The QuickQ ACD has a maximum capacity of 64 outside lines and 48 agents. Like the InnTouch DXP, the QuickQ is a product of computer/telephony integration, based on Comdial's Enterprise link to the DXP operating system. QuickQ was designed in partnership with an independent software developer.

9. E911 Systems are specially engineered telephone systems for handling emergency (911) telephone calls. Comdial's systems deliver valuable information to call takers, such as the street address and profile of the emergency caller. Operators can swiftly dispatch help to the correct address, and provide the information needed to respond appropriately to the situation. All calls are recorded for future reference, and operators can handle multiple calls without losing valuable information. Comdial's E911 makes extensive use of computer-telephony integration. Comdial, through CES, contracts with municipal authorities for the purchase of the equipment. Local dealers assist with installation and provide ongoing maintenance support.

10. Scout is Comdial's first wireless key system telephone. Scout telephones can be installed on DXP and DSU digital telephone systems. These instruments allow users to roam freely within their business environments, and still receive or place calls. Scout is a digital phone, using 900 MHz spread-spectrum technology. This helps assure clear and secure communications. Scout phones offer virtually all of the features of Impact desk phones, including a liquid crystal display, multiline access, programmable keys, intercom, and head-set convenience. The instrument weighs only 8.5 ounces. Scout was developed in partnership with Uniden America Corporation ("Uniden") a major supplier of wireless communications products.

11. Tracker is a premises-based call completion system. The purpose of the product is to help assure that calls are quickly and efficiently completed to individuals who are at work, but not always by their phones. Tracker consists of a Comdial digital telephone system, a Tracker base station, and personal pagers equipped with an LCD. The personal pagers sound an alert or vibrate to notify users of incoming calls or important messages. A user can retrieve calls by going to the nearest Comdial Impact and dialing a special code, which is displayed on the LCD. A valuable feature of Tracker is its integration with related Comdial products. Tracker was developed in cooperation with Motorola, Inc.

12. ExecuTech 2000 Unitized Expandable Hybrid Systems include KSU's with capacities of 612 (six lines/12 stations), 820, and 1632. Expansion modules allow users to increase capacity in increments of four lines and 12 phones or by 16 phones with no additional lines. These systems provide subdued off-hook voice announce, built-in battery backup interface, integrated call costing, and many other features.

13. ExecuTech XE Key Systems include the 308 (three lines/eight stations), 616, and 1024 models with all systems supporting the same family of full-featured telephones. The KSU is unitized, which makes the ExecuTech XE system economical to manufacture, easy to install, and beneficial to end users who do not have to buy additional components or "extras" to add features.

14. ExecuTech II Hybrid products consist of models 1432 (14 lines/32 stations), 2232, 2264, and 2296. This line of systems supports economical ExecuTech single-line telephones and a variety of multi-line terminals including an LCD model.

15. InnTouch KSU Systems include four hospitality systems, which have a built-in capacity for 22 lines and 32, 64, 96, or 128 telephones. These systems feature a front desk video display terminal, integrated call costing, and multi-featured room phones.

16. Solo II small business systems provide full featured key system service, including intercom, without the use of a KSU. The Solo II is offered in three and four line models and provides a sophisticated set of features which are easy to program and are cost effective.

Proprietary and Specialty Phones

1. HoTelephone comes in a variety of models. In 1990, Comdial added models with programmable soft keys and the "Take II" model which simulates two line service. Specially designed for business travelers, the HoTelephone for motel/hotel guest rooms offers memory keys for one-button dialing of various services, plus a message waiting lamp, hold button, and built-in data jack for connecting portable computers and fax machines.

2. Voice Express is a fully featured multi-function display telephone with integrated speaker-phone/autodial and many standard features for use behind Centrex or PBX. Voice Express may be optionally equipped with a two line module or the user can add special six and ten button modules for use as electromechanical 1A2 key telephone equipment.

3. MaxPlus desk/wall convertible telephones range from a basic model with message waiting to a fully featured speakerphone model with programmable soft keys for often-used PBX and Centrex features.

4. MaxPlus II two line telephones offer line status indicators, electronic hold, dataport as a basic feature, and additional models with features such as message waiting, tap, a speakerphone, and programmable soft keys.

Standard Electromechanical Phones

    Before July 21, 1992, Comdial manufactured standard electromechanical telephones which included the standard desk and wall telephones, standard desk telephones with tap, and electromechanical 1A2 key telephones. In July of 1992, Comdial sold this product line to IT Asia.

Custom Manufacturing

    Custom manufacturing consists primarily of contract work performed for various original equipment manufacturers.

Strategic Alliances

    During 1993 and 1994, Comdial entered into several strategic alliances with other manufacturers such as Motorola, Inc. and Uniden. These manufacturers have developed products (1) for specific markets or (2) when combined with existing Comdial products provide increased capabilities that will enhance Comdial's position among its competitors.

Distribution

    Comdial sells its products primarily through distributors who warehouse and distribute a wide range of telecommunication products to dealers, interconnects, telephone companies, and large end users. During 1994, ALLTEL Supply, Inc. a subsidiary of ALLTEL Corporation, a shareholder of Comdial, Graybar Electric Company, Inc., and North Supply Company, Inc. a subsidiary of Sprint, each accounted for more than ten percent of Comdial's sales. In the aggregate, these three customers accounted for approximately 78 percent of Comdial's sales. For 1994, sales to ALLTEL, Graybar, and North Supply amounted to approximately $12,370,000 or 16 percent, $31,298,000 or 41 percent, and $16,305,000 or 21 percent, respectively.

    Comdial also sells its products directly to manufacturers of PBX equipment, the U.S. Government, international distributors, the Regional Bell Operating companies ("RBOCs"), and other major independent telephone companies.

Competition

    Approximately 25 companies compete with Comdial for a share of the business communications market of telephone systems serving 200 or fewer telephones. The top ten competitors have approximately 85 percent of the market with Comdial's share at approximately seven percent. Comdial is one of two United States based key system manufacturers. In marketing its telephone systems, Comdial emphasizes quality (ISO 9001 certification), high tech features, commitment to the customer, price effectiveness, dealer support, and a "Made right in the USA" theme.

    Comdial is price competitive in the marketplace. A major factor that confronts Comdial is the rapidly changing technology in the communications industry.

Backlog

    Comdial's sales are made under short-term sales orders issued by customers on a month-to-month basis, rather than under long-term supply contracts. Consequently, backlog is not material to an understanding of Comdial's business.

Research and Development Costs

    Engineering, research, and development costs ("engineering") consist of research and development costs less capitalized software development costs, and sustaining engineering cost. Research and development make up the majority of the engineering cost. Early in 1993, management changed the engineering effort to provide responsibility for a product throughout its entire life cycle. This requires engineers to be multi-tasked; and, as a result, it is impractical to segregate the various elements of their efforts. Some of the research and development costs associated with the development of product software have been capitalized as they were incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 1994, 1993, and 1992 were $717,000, $721,000, and $829,000, respectively. The amounts amortized for software development cost in 1994, 1993, and 1992 were approximately $858,000, $705,000, and $591,000, respectively. Comdial is committed to improving its existing products and developing new telecommunications equipment in order to maintain or increase its market share.

Manufacturing

    Comdial's manufacturing process is vertically integrated. Comdial has invested heavily in advanced automated assembly and test equipment. Computer controlled sequencing machines, programmed from data generated by CAD/CAM computers, automatically arrange electronic components on tape reels. These reels are then loaded onto automated insertion machines, which insert the electronic components into predrilled printed wire boards ("PWB"), performing thousands of insertions per hour. Starting in 1991, Comdial made further productivity improvements by employing surface mount technology ("SMT") in the production of PWBs. Comdial has made significant investments in 1992 through 1994 expanding SMT productivity. Components designed for SMT production are smaller which allows placement of more components in the same surface area. In addition, the components are placed on the surface rather than through the surface which allows placement of components on both sides of the PWB. In most cases, this reduces the required number of PWB's and connectors thereby providing (1) a major improvement in quality and product reliability, (2) a reduction in product cost, and (3) an improvement in profit margins.

    Comdial also manufactures injection molded plastic parts, fabricated metal parts, and other devices. Comdial employees assemble completed PWB's, components, plastics, and other purchased or manufactured subassemblies into completed products.

    Comdial is dedicated to customer satisfaction. Comdial has taken this one step further in 1994 by receiving the ISO 9001 certification which exemplifies Comdial's dedication to excellence. This is accomplished by manufacturing quality products and backing them with professional technicians who provide customer support and service. Quality starts with superior design, quality materials, and monitoring of the production process. Individual assemblers and machine operators are trained to inspect subassemblies as the work passes through their respective areas. In addition, some automated production machines perform quality tests concurrently with assembly operations. Comdial believes that this high level of automation and vertical integration improves quality, cost, and customer satisfaction.

Patents, Trademarks, and Licenses

    Comdial owns patents and trademarks in connection with its telephone equipment. Comdial believes that its success will not depend upon ownership of patents or trademarks, but rather on the experience and creative skills of its technical and management personnel.

Environment

    Comdial's facilities are subject to a variety of federal, state, and local environmental protection laws and regulations, including provisions relating to the discharge of materials into the environment. The cost of compliance with such laws and regulations has not had a material adverse affect upon Comdial's capital expenditures, earnings or competitive position, and it is not anticipated to have a material adverse effect in the future.

    In 1988, Comdial voluntarily terminated the use of a concrete underground storage tank for draining hydraulic oil and chlorinated solvents from machine parts, and removed the pit. The consulting engineers engaged by Comdial prepared an environmental site characterization report showing hydraulic oil and chlorinated solvents contamination of the soil, and hydraulic oil contamination of the groundwater. The soil was not tested for chlorinated solvents. In a subsequent test, some chlorinated solvents were detected in the ground water. A remediation plan was recommended to Comdial, which was approved by the State of Virginia Water Control Board on January 31, 1989. The remediation plan was expected to extend for approximately ten years. Comdial believes that it has been, and is now, in compliance with the approved 1989 remediation plan.

    In November 1993, Comdial engaged Froehling and Robertson, Inc. ("F & R"), an environmental engineering firm, to collect additional samples of soil and groundwater for assessing the effect of the hydraulic oil remediation plan, and to determine whether the chlorinated solvents had dissipated. Comdial also requested the State of Virginia Department of Environmental Quality ("DEQ") to review the site characterization plan report for adequacy under current environmental regulations. As a result, DEQ sent Comdial a letter on November 30, 1993, citing certain deficiencies and requesting a site characterization report addendum and a corrective action plan. On January
14, 1994, Comdial submitted a corrective action plan to the DEQ, which was approved by the DEQ on July 8, 1994. F & R has advised Comdial that the cost estimate for the remediation strategy proposed in the corrective action plan is approximately $35,000 to $45,000. In 1993, Comdial provided a reserve in the amount of $45,000 to cover such cost.


     In October 1994, Comdial installed all the required equipment in accordance with the remediation plan and has started the process of pumping hydraulic oil residue from the underground water. The oil will be deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan.

Employees

    At December 31, 1994, Comdial had 795 full-time employees, of which 592 were engaged in manufacturing, 54 in engineering, 99 in sales, and 50 in general management and administration. None of Comdial's employees are represented by a labor union. Comdial has experienced no work stoppages and believes that its employee relations are satisfactory.

ITEM 2.     Properties

    Comdial designs, manufactures, and markets all of its products from a modern, fully-integrated 500,000 square foot manufacturing facility on a 25 acre site located in Charlottesville, Virginia. All of Comdial's operations and development efforts are located at the Charlottesville facility, which Comdial owns. Comdial believes that its facilities are adequate for the operation of its business as presently conducted.

ITEM 3.     Legal Proceedings

    Comdial is from time to time involved in routine litigation. Comdial believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted during the fourth quarter of 1994 to a vote of Comdial's security holders.


PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

    Information is incorporated by reference to page 40 of the Registrant's 1994 Annual Report to stockholders under the caption "Related Stockholder Matters". As of March 14, 1995 there were 2,140 record holders of Comdial's Common Stock.

ITEM 6.     Selected Financial Data.

    Information is incorporated by reference to page 39 of the Registrant's 1994 Annual Report to stockholders under the caption "Five Year Financial Data".

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Information is incorporated by reference to pages 18 through 21 of the Registrant's 1994 Annual Report to stockholders under the caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.     Financial Statements and Supplementary Data.

    Information is incorporated by reference to pages 23 through 38 of the Registrant's 1994 Annual Report to stockholders or filed with this Report as listed in Item 14 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    No information is required to be reported pursuant to this item.


Part III

ITEM 10. Directors and  Executive Officers of the Registrant.

    Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of Comdial" on pages 6 through 8 and 11 through 12 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1995.

ITEM 11. Executive Compensation.

    Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" on pages 13 through 21 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1995.


ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management.

    Information is incorporated by reference under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1995.

ITEM 13. Certain Relationships and Related Transactions.

    Information is incorporated by reference under the caption "Family Relationships", "Indebtedness of Management" and "Certain Relationships and Related Transactions" on pages 20 through 21 and 21 through 22 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1995.


Part IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Comdial Corporation and Subsidiaries are incorporated in Part II, Item 8 by reference to the Comdial 1994 Annual Report to stockholders (page references are to page numbers in Comdial's Annual Report):


                                                               Page
  Independent Auditors' Report                                  22
  Report of Management                                          22

Financial Statements:
  Consolidated Balance Sheets -
    December 31, 1994 and 1993                                  23
  Consolidated Statements of Operations-
    Years ended December 31, 1994, 1993, and 1992               24
  Consolidated Statements of Stockholders' Equity
    Years ended December 31, 1994, 1993, and 1992               25
  Consolidated Statements of Cash Flows-
    Years ended December 31, 1994, 1993, and 1992               26
  Notes to Consolidated Financial Statements-
    Years ended December 31, 1994, 1993, and 1992            27-38



  2. Financial Statements - Supplemental Schedules:

    All of the schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

  3. Exhibits Included herein:

    (3) Articles of Incorporation and bylaws:

        3.1   Certificate of Incorporation of Comdial Corporation
              (Exhibits (a) 3 to Item 6 of Registrant's Quarterly Report on Form 10-Q for the period ended July 1, 1988.)*

        3.2 Certificate of Amendment to the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 1993.)*

        3.3 Bylaws of Comdial Corporation. (Exhibit 3.3 to Registrant's Form 10-K for the year ended December 31, 1993.)*

  (10) Material contracts:

       10.1   Registrant's 1979 Long Term Incentive Plan and 1982
              Incentive Plan. (Exhibits 4(a) and 4(b) of Registrant's Form S-8 dated February 7, 1984.)*

       10.2   Registrant's 1992 Stock Incentive Plan and 1992
              Non-employee Directors Stock Incentive Plan.  (Exhibits
              28.1 and 28.2 of Registrant's Form S-8 dated October 21,
              1992.)

       10.3 Agreement dated February 20, 1990 among Registrant and Estech Systems Inc. (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1990.)*

       10.4 Loan Restructuring dated October 31, 1991 among Registrant and Inner PacifiCorp, Inc. (Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended September 27, 1991.)*

       10.5   Stock Purchase Warrant dated November 1, 1991 among
              Registrant and Inner PacifiCorp, Inc. (Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended September 27, 1991.)*

       10.6 Amendment No. 1 to the Loan Restructuring Agreement dated July 31, 1992 among Registrant and PacifiCorp Holdings, Inc. (Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 1992.)*

       10.7 Asset Purchase Agreement dated July 21, 1992 among the Registrant and International Telecommunication Asia PTE. LTD. (Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1992.)*

       10.8 Amendment No. 2 to the Loan Restructuring Agreement dated April 1, 1993 among Registrant and PacifiCorp Holdings, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the period ended March 28, 1993.)*

       10.9 Amendment No. 3 to the Loan Restructuring Agreement dated August 6, 1993 among Registrant and PacifiCorp Holdings, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 26, 1993.)*

      10.10 Modification Agreement dated August 23, 1993 among the Registrant and Cortelco International, Inc. (Exhibit 10.2 to Registrant's Form 10-Q for the period ended September 26, 1993.)*

      10.11 Amendment No. 4 to the Loan Restructuring Agreement dated October 31, 1993 among Registrant and PacifiCorp Holdings, Inc. (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 1993.)*

      10.12 Loan And Security Agreement dated February 1, 1994 among Registrant and Barclays Business Credit, Inc. (Exhibit
              10.13 to Registrant's Form 10-K for the year ended
              December 31, 1993.)*

      10.13 Equity Agreement dated December 23, 1993 among Registrant and PacifiCorp Credit, Inc. (Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 1993.)*

      10.14 Warrant Exchange Agreement dated October 31, 1991 among Registrant and Inner PacifiCorp, Inc. (Exhibit 10.15 to Registrant's Form 10-K for the year ended December 31, 1993.)*


      10.15   Development Agreement dated December 2, 1993 among
              Registrant and Motorola Inc. (Exhibit 10.16 to
              Registrant's Form 10-K for the year ended December 31,
              1993.)*

      10.16   Stock Purchase Agreement dated April 2, 1985 among
              Registrant and ALLTEL Corporation. (Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 1993.)*

      10.17 Amendment No. 1 to the Loan And Security Agreement dated April 29, 1994 among the Registrant and Barclays Business Credit, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 3, 1994.)*

  (11) Schedule of Computation of Earnings Per Common Share. (See page 20.)

  (13) Registrant's 1994 Annual Report to Stockholders. (see pages 21 through 45.)

  (21) Subsidiaries of the Registrant.

        The following are the subsidiaries of the Registrant and all are incorporated in the state of Delaware.

               American Phone Centers, Inc.
               American Telecommunications Corporation
               Comdial Business Communications Corporation
               Comdial Consumer Communications Corporation
               Comdial Enterprise Systems, Inc.
               Comdial Telecommunications, Inc.
               Comdial Telecommunications International, Inc.
               Scott Technologies Corporation

  (23) Independent Auditors' Consent.  (See page 46.)

            Accountants consent to the incorporation by reference of the consolidated financial statements, notes, and schedules thereto for the year ended December 31, 1994, and Comdial's Form S-8 dated February 7, 1984.

  (24) Power of Attorney.  (See pages 47 through 50.)

  (27) Financial Data Schedule.  (See page 51.)

 (b)    Reports on Form 8-K:

        The Registrant has not filed any reports on Form 8-K during the last quarter of 1994.

*  Incorporated by reference herein.



                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1995.

                                     COMDIAL CORPORATION


                                     By: /s/ William G. Mustain
                                         William G. Mustain
                                         President and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                      Title                            Date



           *                   Director                         March 28, 1995
   A. M. Gleason


           *                   Director                         March 28, 1995
   William E. Porter


           *                   Director                         March 28, 1995
   John W. Rosenblum


           *                   Director                         March 28, 1995
   Dianne C. Walker



    /s/ William G. Mustain    President, Director, and          March 28, 1995
   William G. Mustain         Chief Executive Officer


    /s/ Wayne R. Wilver       Senior Vice President,
   Wayne R. Wilver            Chief Financial Officer,
                              Treasurer, and Secretary



* By: /s/ Wayne R. Wilver
      Wayne R. Wilver, Attorney-In-Fact

Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. This review should be read in conjunction with the financial statements and accompanying notes. This analysis attempts to identify trends and material changes which occurred during the periods presented. Prior years have been reclassified to conform to the 1994
reporting basis   (see Note 1: Reclassification to the Consolidated
Financial Statements).

RESULTS OF OPERATIONS

  Selected consolidated statements of operations data for the last three years are as follows:


December 31,
 In thousands                     1994           1993           1992
Net sales:  (1)
   As reported                   $77,145        $69,099        $70,897
   Current product lines (2)      77,145         69,099         64,423
 Gross profit (1)                 24,406         21,313         20,360
 Operating expenses (1)           18,739         15,928         17,288
 Other expense (income)            1,937          2,840          2,175
 Extraordinary item, write-off
   of debt issuance cost             389              -              -
 Income tax expense                  116            129             13
 Net income                        3,225          2,416            884

 (1) Numbers for prior years have been restated to conform to 1994 basis.
 (2) Excludes sales of electromechanical product line.

1994 Compared with 1993

  For 1994 the Company reported net income before income tax expense and extraordinary items of $3,730,000 compared with $2,545,000 for 1993. The profit for 1994 is primarily attributable to (1) a stronger economy, (2) the increase in sales of business systems that have a higher profit margin,
(3) the restructuring of the Company's indebtedness in February 1994, and
(4) the continuing implementation of production and expense controls.

  Net sales as reported for 1994 compared with last year increased by 12%, or $8,046,000. This increase was primarily due to the increase in sales of business system products of $6,974,000, or 11%, that have a higher margin. The continual increase in business systems is primarily due to the demand for the Company's newer digital product, Digital Expandable Systems ("DXP") and Impact. Custom manufacturing also increased by $1,797,000 or 214% when compared with 1993. Sales of the proprietary stand-alone terminals decreased by $725,000, or 11% when compared with 1993. Management expects sales of business systems to continue to grow in 1995, primarily due to the development of new products, strategic alliances, and the development of additional international distribution channels. The Company's penetration into the international marketplace has been, and is expected to continue, to be a deliberate process, but as the Company's quality, high-tech products gain more exposure, sales will increase. Management feels that custom manufacturing sales will increase by offering other companies the ability to have their products manufactured by an efficient and technology advanced USA manufacturer. Sales of the proprietary stand-alone terminals will continue to decline primarily due to competition and newer product technology.

  Gross profit as a percentage of sales for 1994 was approximately 32% compared with 31% for 1993. The gross profit increased in 1994 by $3,093,000, or 15% compared with 1993. This was primarily attributable to the increased sales of higher margin business system products, such as the DXP and Impact products.

  Operating expense increased in 1994 by $2,811,000, or 18%. The primary reasons for the increase were higher promotional costs, additional investment in sales and engineering activities, and the emphasis on market exposure through advertising. Because of the Company's commitment to expand and introduce new technological products, the Company formed Comdial Enterprise Systems, Inc. ("CES"). CES was formed to manage the Company's computer-telephony integration business; costs relating to that segment of the business were higher by $546,000.

  Other expense (income) decreased by $903,000, or 32% primarily due to the reduction in interest expense of $1,153,000. Interest expense was primarily affected by the restructuring of the Company's indebtedness in February 1994.

  Extraordinary item represents write-off of prior debt issuance costs during the first quarter for debt restructuring in connection with the refinancing of the Company's indebtedness to PacifiCorp Credit, Inc. ("PCI"), an affiliate of the Company.

  Dividends on preferred stock represent quarterly dividends payable to the holder of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Company issued 850,000 shares of Series A Preferred Stock to PCI on February 1, 1994, in exchange for the cancellation of $8,500,000 of the Company's indebtedness to PCI.

1993 Compared with 1992

  For 1993, the Company reported net income before income tax expense of $2,545,000 compared with $897,000 for 1992. The 1992 profit resulted primarily from the $791,000 gain on the sale of the electromechanical product line in July 1992 to International Telecommunications Asia PTE. LTD., a Singapore corporation ("IT Asia"), an affiliate of Cortelco USA. The profit for 1993 is primarily attributable to (1) the increase in current product line sales of $6,925,000, or 13%, (2) favorable product mix, and (3) continuing expense control.

  Net sales as reported compared with last year decreased by less than 1%, or $1,798,000 in 1993. This decrease was primarily due to the sale of the electromechanical product line which accounted for $6,475,000, or 9% of 1992 sales. Sales of the proprietary stand-alone terminals also decreased compared with 1992 by $1,809,000, or 22%. This was offset by increased sales of business system products of $6,926,000, or 13%, which have a higher margin. This increase was primarily due to the introduction of the Company's new Impact product in the fourth quarter of 1992.

  Gross profit as a percentage of sales for 1993 was approximately 31% compared with 29% for 1992. The gross profit increased in 1993 by $953,000, or 5% compared with 1992. This was primarily attributable to the increased sales of higher margin business system products, such as the Impact product.

  Operating expense decreased in 1993 by $1,360,000, or approximately 8%. The reduction in operating expense costs is principally due to the favorable Impact in 1993 of the 1992 reduction in the work force, primarily in middle management. Because of the Company's commitment to expanding its international business, costs relating to that segment of the business were higher by $256,000.

  Other expense (income) increased by $665,000, or 31% because 1992 includes the realized net gain of $791,000 from the sale of the electromechanical product line. Interest expense decreased by $144,000 primarily due to the additional reduction of the Company's indebtedness.

LIQUIDITY AND FINANCIAL SOURCES

  Prior to February 1, 1994, the Company was indebted to PacifiCorp Holdings, Inc. ("PHI"), then known as Inner PacifiCorp, Inc. On December 1, 1993, PHI transferred the entirety of its holdings in the Company to its wholly-owned subsidiary, PacifiCorp Financial Services, Inc., which in turn transferred such holdings to its wholly-owned subsidiary PCI. References herein to PCI shall be deemed to include references to PHI, its predecessor in interest to the indebtedness of the Company, where such references are appropriate. (See Note 5 to Consolidated Financial Statements.)

  On December 23, 1993, the Company and PCI agreed to the preliminary terms of an agreement pursuant to which, among other things, PCI agreed to accept 850,000 shares of a newly designated Series A 7-1/2% Cumulative Convertible Redeemable Preferred Stock of the Company in exchange for the cancellation of $8,500,000 of the Company's existing indebtedness to PCI. The exchange was conditioned upon, among other things, payment in full by the Company of the balance of the indebtedness held by PCI.

  At a special meeting held on February 1, 1994, the Stockholders of the Company approved the exchange and amendments to the Company's Certificate of Incorporation permitting the issuance of the Series A Preferred Stock. Immediately following the meeting, the Company and Shawmut Capital Corporation ("Shawmut") formerly known as Barclays Business Credit, Inc., entered into a loan and security agreement ("Loan Agreement") pursuant to which Shawmut agreed to provide the Company with a $6,000,000 term loan and a $9,000,000 revolving credit loan facility. The Company's principal balance of its indebtedness on February 1, 1994 to PCI was $21,209,453, which was paid by using cash generated from operations of $6,000,000, cash borrowed from Shawmut of $6,709,453 and the cancellation of the remaining debt of $8,500,000 with the issuance of Series A Preferred Stock.

  The Shawmut term loan of $6,000,000 carries an interest rate 1 1/2% over Shawmut's prime rate and is payable in 24 equal monthly principal installments of $125,000, and 23 equal monthly principal installments of
$83,334, with the balance due on February 1, 1998.   The Shawmut revolving
credit facility carries an interest rate of 1% over Shawmut's prime rate. As of February 1, 1994, the Company had borrowed $985,042 under the revolving credit facility and had approximately $3,401,000 of additional borrowing capacity (see Note 5 to Consolidated Financial Statements).

  The Impact of the recapitalization has improved (1) net income through lower interest expense, (2) cash flow through lower principal and interest payments, and (3) the Company's balance sheet through lower term debt and a higher equity position. The total favorable Impact was to some extent offset by the dividend payments required on the Series A Preferred Stock. This arrangement also eliminated the 1996 balloon payment otherwise due under the existing PCI indebtedness.

  The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and all other assets. The Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service ratio, and current ratio. Among other restrictions, the Loan Agreement limits additional borrowings and payment of dividends, except for dividend payments to PCI for their Series A Preferred Stock. At December 31, 1994, the Company was in compliance with all the covenants.

  On April 29, 1994, the Company and Shawmut amended the Loan Agreement to permit the Company to borrow an additional $1,300,000 under the Term Note to finance the purchase of additional surface mount technology equipment. The Company will repay the additional advance in 44 consecutive monthly payments of $25,000 beginning on June 1, 1994 with the balance due on February 1, 1998.

  In December 1994, the Company purchased from PCI 100,000 shares of Series A Redeemable Preferred Stock at the same time the Company received the proceeds of $1,000,000 from Cortelco International Inc. ("Cortelco"), for the sale of the electromechanical product line in 1992. The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated:


December 31,
In thousands                             1994        1993         1992
Cash and cash equivalents              $1,679      $5,474         $399
Current maturities on debt              2,466       4,252        2,904
Working capital                        11,631      14,943       12,404



  Cash and cash equivalents is lower by $3,795,000 in 1994 compared with 1993 due primarily to (1) the first quarter 1994 payment of $6,000,000 to reduce the PCI debt, and (2) the Company currently uses the Shawmut revolver to fund operations. At December 31, 1994, the revolver was zero and the Company had additional cash generated by sales. Current maturities on debt is lower by $1,786,000 primarily due to the restructuring of the Company's indebtedness. Working capital decreased, primarily due to the reduction in cash on hand at December 31, 1994.

  The Company considers outstanding checks to be a bank overdraft. Under the Company's current cash management policy, receipts are deposited to reduce the revolving credit balance and operations are funded by borrowing from the revolving credit facility. The Company reports the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows. At December 31, 1994, the revolver balance was zero.

  Inventory increased by $2,025,000 primarily due to additional inventory required to support the higher production line rates for the Impact product and custom manufacturing. Prepaid expenses and other current assets, decreased in total by $785,000 due primarily to the payment on the notes receivable of $1,000,000 from Cortelco for the sale of the electro-mechanical product line.

  Accounts payable increased primarily due to the increased demand on production to meet existing sales. Current and long-term debt dropped primarily due to the restructuring of the Company's indebtedness on February 1, 1994. The required debt payment to Shawmut of $1,824,000 and capital lease payments of approximately $807,000 for 1995 will be funded by cash generated from operations. Other accrued current liabilities increased by $505,000, primarily due to additional accruals relating to pension costs. Accrued promotional allowances increased primarily due to the increase in sales to distributors (see Note 12 to Consolidated Financial Statements).

  Capital additions for 1994 amounted to approximately $2,367,000. The capital additions help provide the Company with new products to introduce to the marketplace as well as for quality and cost reduction improvements for existing products. Capital additions for 1994 were provided by funding from operations, capital leasing, and borrowing from Shawmut. Cash expenditures for capital additions for 1994, 1993, and 1992 amounted to $2,116,000, $848,000, and $1,776,000, respectively. Management anticipates that approximately $3,000,000 will be spent on capital additions during 1995. These additions will help the Company meet its commitment to its customers by developing new products for the future. The Company plans to fund all additions through operations and long-term leases.

  In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers Accounting for Postemployment Benefits." The Company implemented this standard in 1994. This standard had no effect on earnings or financial position primarily due to the Company's policies regarding postemployment benefits.

  During the fiscal years ended 1994, 1993, and 1992, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

INDEPENDENT AUDITOR'S REPORT





Board of Directors and Stockholders
Comdial Corporation
Charlottesville, Virginia


We have audited the accompanying consolidated balance sheets of Comdial Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comdial Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Richmond, Virginia
January 30, 1995

REPORT OF MANAGEMENT



Comdial Corporation's management is responsible for the integrity and objectivity of all financial data included in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such principles are consistent in all material respects with accounting principles prescribed by the various regulatory commissions. The financial data includes amounts that are based on the best estimates and judgments of management.
     The Company maintains an accounting system and related internal accounting controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with generally accepted accounting principles. Deloitte & Touche LLP, Certified Public Accountants ("Independent Auditors"), have audited these consolidated financial statements, and have expressed herein their unqualified opinion.
     The Company diligently strives to select qualified managers, provide appropriate division of responsibility, and assure that its policies and standards are understood throughout the organization. The Company's Code of Conduct serves as a guide for all employees with respect to business conduct and conflicts of interest.
     The Audit Committee of the Board of Directors, comprised of Directors who are not employees, meets periodically with management and the Independent Auditors to review matters relating to the Company's annual financial statements, internal accounting controls, and other accounting services provided by the Independent Auditors.



William G. Mustain                           Wayne R. Wilver
President and                                Senior Vice President and
Chief Executive Officer                      Chief Financial Officer

Consolidated Balance Sheets
                                                                    December 31,
In thousands except par value                                             1994       1993
Assets
 Current assets
  Cash and cash equivalents                                             $1,679     $5,474
  Accounts receivable - net                                              6,637      6,184
  Inventories                                                           16,869     14,844
  Prepaid expenses and other current assets                              1,014      1,799
   Total current assets                                                 26,199     28,301

 Property - net                                                         13,668     14,187
 Other assets                                                            2,393      2,315
   Total assets                                                        $42,260    $44,803

Liabilities and Stockholders' Equity
 Current liabilities
  Accounts payable                                                      $6,977     $5,059
  Accrued payroll and related expenses                                   1,373      1,222
  Accrued promotional allowances                                         1,592      1,170
  Other accrued liabilities                                              2,160      1,655
  Current maturities of debt                                             2,466      4,252
   Total current liabilities                                            14,568     13,358

 Long-term debt                                                          4,737     18,943
 Long-term employee benefit obligations                                  1,912      1,700
 Other long-term liabilities                                                 0         52

 Commitments and contingent liabilities (see Note 13)
   Total liabilities                                                    21,217     34,053

 Stockholders' equity
  Series A 7-1/2% preferred stock ($10.00 par value),  (Authorized
   shares 2,000; issued 750 shares)                                      7,500          0
  Common stock ($0.01 par value) and paid-in capital (Authorized
   30,000 shares; issued shares: 1994 = 20,953; 1993 = 20,577)         100,320    100,047
  Other                                                                   (942)      (814)
  Accumulated deficit                                                  (85,835)   (88,483)
   Total stockholders' equity                                           21,043     10,750
   Total liabilities and stockholders' equity                          $42,260    $44,803

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

                                                                Years Ended December 31,
In thousands except per share amounts                                1994     1993      1992

Net sales                                                         $77,145  $69,099   $70,897
Cost of goods sold                                                 52,739   47,786    50,537
  Gross profit                                                     24,406   21,313    20,360

Operating expenses
 Selling, general & administrative                                 14,807   12,504    13,504
 Engineering, research & development                                3,932    3,424     3,784
  Operating income                                                  5,667    5,385     3,072

Other expense (income)
 Interest expense                                                   1,267    2,420     2,564
 Miscellaneous expense                                                670      420       402
 Gain on the sale of product line                                       0        0      (791)
Income before income taxes and extraordinary item                   3,730    2,545       897
Income tax expense                                                    116      129        13
Income before extraordinary item                                    3,614    2,416       884
Extraordinary item, write-off of debt issuance cost                   389        0         0
  Net income                                                        3,225    2,416       884
Dividends on preferred stock                                          577        0         0
  Net income applicable to common stock                            $2,648   $2,416      $884

Earnings per common share and common
 equivalent share:
  Primary:
    Income before extraordinary item                                $0.14    $0.12     $0.04
    Extraordinary item                                              (0.02)    0.00      0.00
      Net income per common share                                   $0.12    $0.12     $0.04

  Fully diluted                                                     $0.12    $0.11     $0.04

Weighted average common shares outstanding:
  Primary                                                          21,706   20,817    20,225
  Fully diluted                                                    21,706   21,486    20,225

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity

                                                                                                      Notes
                                                                                                    Receivable
                                          Common Stock  Preferred Stock  Paid-in   Treasury Stock    on Sale   Retained
In thousands                              Shares Amount Shares  Amount   Capital   Shares   Amount   of Stock  Earnings   Total
Balance at January 1, 1992                18,055   $181   0.00       $0   $99,151    (150)    ($583)    ($623) ($91,783)  $6,343
 Proceeds from sale of
  Common Stock:
  Incentive plans                                                             (36)                                           (36)
  Notes receivable                                                                                          4                  4
 Reclassification of notes receivable                                                                     316                316
Net Income                                                                                                          884      884

Balance at December 31, 1992              18,055    181      0        0    99,115    (150)     (583)     (303)  (90,899)   7,511
 Proceeds from sale of
  Common Stock:
  Incentive plans                                                             (20)                                           (20)
  Notes receivable                                                                                         74                 74
  Stock options exercised                    133      1                        95                                             96
  Warrants exercised                       2,500     25                       620                                            645
 Incentive stock issued                       40                               30                                             30
 Treasury stock purchased                                                              (1)       (2)                          (2)
Net income                                                                                                        2,416    2,416

Balance at December 31, 1993              20,728    207      0        0    99,840    (151)     (585)     (229)  (88,483)  10,750
 Proceeds from sale of
  Common Stock:
  Notes receivable                                                           (146)                         47                (99)
  Stock options exercised                    439      4                       285                                            289
 Incentive stock issued                       40                              130                                            130
 Preferred stock issued                                    850    8,500                                                    8,500
 Redeemed preferred stock                                 (100)  (1,000)                                                  (1,000)
 Treasury stock purchased                                                            (103)     (175)                        (175)
 Dividend paid on preferred stock                                                                                  (577)    (577)
Net income                                                                                                        3,225    3,225
Balance at December 31, 1994              21,207   $211    750   $7,500  $100,109    (254)    ($760)    ($182) ($85,835) $21,043

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

                                                                              Years Ended December 31,
In thousands                                                                        1994      1993      1992
Cash flows from operating activities:
 Cash received from customers                                                    $81,298   $74,265   $72,525
 Other cash received                                                               2,305     1,236     1,083
 Interest received                                                                    56        65        89
 Cash paid to suppliers and employees                                            (75,888)  (66,725)  (68,994)
 Interest paid on debt                                                              (924)   (1,981)   (2,161)
 Interest paid under capital lease obligations                                      (284)     (256)     (354)
 Income taxes paid                                                                  (200)      (44)      (13)
  Net cash provided by operating activities                                        6,363     6,560     2,175
Cash flows from investing activities:
 Proceeds from the sale of equipment                                                 206        56     1,010
 Proceeds received on note from Cortelco International, Inc.                       1,000     1,000         0
 Capital expenditures                                                             (2,116)     (848)   (1,776)
  Net cash provided (used) by investing activities                                  (910)      208      (766)
Cash flows from financing activities:
 Proceeds from borrowings                                                          7,300     2,660     1,972
 Proceeds from issuance of common stock                                              203       739         0
 Principal payments on debt                                                      (14,365)   (3,859)   (3,800)
 Principal payments under capital lease obligations                                 (809)   (1,233)   (1,978)
 Preferred stock redemption                                                       (1,000)        0         0
 Preferred dividends paid                                                           (577)        0
  Net cash used in financing activities                                           (9,248)   (1,693)   (3,806)
Net increase (decrease) in cash and cash equivalents                              (3,795)    5,075    (2,397)
Cash and cash equivalents at beginning of year                                     5,474       399     2,796
Cash and cash equivalents at end of year                                          $1,679    $5,474      $399
Reconciliation of net income to net cash provided by operating activities:
Net Income                                                                        $3,225    $2,416      $884
 Depreciation and amortization                                                     4,138     3,138     2,974
 Decrease (increase) in accounts receivable                                         (453)      689    (1,462)
 Inventory provision                                                                 964       900     1,497
 Decrease (increase) in inventory                                                 (2,989)     (307)      170
 Increase in other assets                                                         (1,620)     (958)   (3,982)
 Increase (decrease) in accounts payable and bank overdrafts                       1,918      (639)    1,889
 Increase (decrease) in other liabilities                                          1,238     1,237       (79)
 Increase (decrease) in paid-in capital and other equity                             (58)       84       284
  Total adjustments                                                                3,138     4,144     1,291
Net cash provided by operating activities                                         $6,363    $6,560    $2,175

The accompanying notes are an integral part of these financial statements.



Notes to Consolidated Financial Statements
For the Years Ended December 31, 1994, 1993, 1992

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comdial Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents are defined as short-term liquid investments with maturities when purchased of less than 90 days that are readily convertible into cash. Under the Company's current cash management policy, borrowings from the revolving credit facility are used for normal operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1,099,000 are included in Accounts Payable at December 31, 1994, which are outstanding checks that have not
(1) cleared the bank and (2) been funded by the revolving credit facility (see Note 5). The Company considers the outstanding checks to be a bank overdraft. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property/Depreciation

Depreciation is computed using the straight-line method for all buildings, land improvements, machinery and equipment, and capitalized lease property over their estimated useful lives. Effective January 1, 1994 the Company revised the estimated useful lives of certain computer hardware equipment from seven to five years to more closely reflect expected remaining business lives. The effect of this change in accounting estimate was to increase depreciation expense and decrease income from continuing operations by $239,000 or $0.01 per share. Management believes this change is warranted due to the continuing advances in computer technology. Expenditures for maintenance and repairs of property are charged to expense. Improvements and renewals which extend economic lives are capitalized

    The estimated useful lives are as follows:
 Buildings                                     30 years
 Land Improvements                             15 years
 Machinery and Equipment                        7 years
 Computer Hardware Equipment and Tooling        5 years

Expensing of Costs

All production start-up, research and development, and engineering costs are charged to expense, except for that portion of costs which relate to product software development (see "Capitalized Software Development Costs"). Earnings (Loss) per Common Share and Common Equivalent Share

For 1994, 1993, and 1992, earnings per common share were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares. Fully diluted earnings per share assumes the conversion of preferred stock and adds back the preferred stock dividends paid to net income. The effect of the preferred stock conversion was antidilutive for the year ended 1994.

Capitalized Software Development Costs

In 1994, 1993, and 1992, the Company incurred costs associated with development of software related to the Company's various products. The accounting for such software costs is in accordance with Generally Accepted Accounting Principles ("GAAP") and Statement of Financial Accounting Standards ("SFAS") No. 86. The Company's estimate of useful life is three years. The total amount of unamortized software development cost included in other assets is $1,392,000 at December 31, 1994. The amounts capitalized for 1994, 1993, and 1992 were $717,000, $721,000, and $829,000, respectively, of which $858,000, $705,000, and $591,000 were amortized in 1994, 1993, and 1992, respectively.

Postretirement Benefits Other Than Pension

The Company adopted in 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Penions". SFAS No. 106 requires the Company to accrue estimated cost relating to health care and life insurance benefits. In 1994 and 1993, the Company recognized $289,000 and $288,000, resepectively.

Income Taxes

The Company adopted SFAS No. 109, "Accounting for Income Taxes", in 1993, which specifies the asset and liability approach. Under SFAS 109, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The measurement of deferred tax assets is reduced by the amount of any tax benenfits where, based on available evidence, the likelihood of realization cannot be established. The Company has incurred prior cumulative operating losses through 1991 for financial statement and tax reporting purposes (see Note 6). Tax credits will be utilized to reduce current and future income taxes.

Reclassifications

Amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 presentation. The Company is currently reporting sales as a net number that includes deductions for volume discounts, returns, and allowances. The Company has reclassified freight expense and the cost of certain promotional programs resulting in a reduction in sales, and an increase in cost of sales and selling, general and administrative expense, respectively, for 1994 and the comparable prior periods. Promotional programs include various sales incentive rebates claimed by dealers and specific end users who buy the Company's products direct from distributors. Management considers these reclassifications as more consistent with the nature of the sales costs incurred, and the manner in which such costs are managed by the Company. For the years 1994, 1993, and 1992, reclassified freight expense was $552,000, $478,000, and $677,000, and reclassified promotional program expense was $4,492,000, $3,538,000, and $4,751,000, respectively. These reclassifications had no effect on previously reported consolidated net income.
NOTE 2.  INVENTORIES

Inventories consist of the following:


December 31,
In thousands                                  1994        1993
 Finished goods                              $2,936      $3,972
 Work-in-process                              4,455       2,485
 Materials and supplies                       9,478       8,387
   Total                                    $16,869     $14,844



NOTE 3.  PROPERTY

Property consists of the following:


December 31,
In thousands                                  1994       1993
 Land                                          $396       $396
 Buildings and improvements                  11,540     11,864
 Machinery and equipment                     26,551     25,126
 Less accumulated depreciation              (24,819)   (23,199)
   Property - Net                           $13,668    $14,187


     Depreciation expense charged to operations for the years 1994, 1993, and 1992, was $2,601,000, $2,164,000, and $1,970,000, respectively.

NOTE 4.  LEASE OBLIGATIONS

The Company and its subsidiaries have various capital and operating lease obliga-tions. Future minimum lease commitments for capitalized leases and aggregate minimum rental commitments under operating lease agreements that have initial non-cancelable lease terms in excess of one year are as follows:


Year Ending December 31,                      Capital    Operating
In thousands                                  Leases     Leases
 1995                                           $807     $1,218
 1996                                            565      1,182
 1997                                            131      1,165
 1998                                            104      1,131
 1999                                             -       1,021
   Total minimum lease commitments             1,607     $5,717
 Less amounts representing interest and
   other cost                                  (260)
 Principal portion of minimum lease
   commitments at December 31, 1994           $1,347


     Assets recorded under capital leases (included in property in the accompanying Consolidated Balance Sheets) are as follows:


December 31,
In thousands                                    1994     1993
  Machinery and equipment                     $2,269     $3,430
  Less accumulated depreciation                 (570)      (706)
    Property - Net                            $1,699     $2,724


     During 1994, 1993, and 1992, the Company entered into new capital lease obligations which amounted to approximately $228,000, $1,597,000, and $692,000, respectively.
     Operating leases and rentals are for buildings, and factory and office equipment. The total rent expense for operating leases, including rentals which are cancelable on short-term notice, for the years ended December 31, 1994, 1993, and 1992 was $1,023,000, $1,025,000, and $1,149,000,
respectively.

NOTE 5.  DEBT

As of February 1, 1994, Shawmut Capital Corporation ("Shawmut"), formerly known as Barclays Business Credit,Inc., held substantially all of the Company's indebtedness. Prior to February 1, 1994, PacifiCorp, through its indirect subsidiary, PacifiCorp Credit, Inc. ("PCI"), held substantially all of the Company's indebtedness. Before December 1993, substantially all the Company's indebtedness was held by PacifiCorp Holdings, Inc. ("PHI"), formerly known as Inner PacifiCorp, Inc. On December 1, 1993, PHI transferred the entirety of its holdings in the Company to its wholly-owned subsidiary, PacifiCorp Financial Services, Inc., which in turn transferred such holdings to its wholly-owned subsidiary, PCI. References herein to PCI shall be deemed to include references to PHI, its predecessor in interest to the indebtedness of the Company, where such references are appropriate.

Long-term Debt

Long-term debt consisted of the following:


December 31,
In thousands                                  1994         1993
  Notes payable to PCI (1)
   Term note                                     $-      $19,191
   Optional advance note                          -        2,074
 Notes payable to Shawmut
   Term notes I and II (2)                    5,854            -
 Revolving credit (3)                             -            -
   Capitalized leases (see Note 4)            1,349        1,930
   Total debt                                 7,203       23,195
   Less current maturities on debt            2,466        4,252
   Total long-term debt                      $4,737      $18,943


     (1) The term note was payable in fifty-nine equal monthly principal installments of $150,000 with the balance due on November 1, 1996. The optional advance note was payable in thirty-six equal monthly principal installments of $59,000 beginning on December 1, 1993. Interest was payable monthly on both notes.
     In July 1992, the Company sold its standard electromechanical product line to International Telecommunication Asia PTE. LTD., a Singapore corporation ("IT Asia"), which was assigned to Cortelco International, Inc. ("CII"), an affiliate of IT Asia, in August 1993. In connection with the sale, IT Asia delivered to the Company its non-interest bearing promissory note in the principal amount of $2,000,000 (the "IT Asia Note"). The Company agreed to apply the proceeds received from CII to the outstanding balance of the PCI term note. In August 1993, CII made the $1,000,000 principal payment to the Company on the IT Asia Note. The Company used the proceeds from CII to repay a portion of the term note held by PCI.
     The Company's indebtedness was secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Prior to February 1, 1994, these loans accrued interest at an annual rate equal to 3 1/2% above the prime rate of interest established by Morgan Guaranty Trust Company (the "Morgan
Guaranty Prime Rate"). The Morgan Guaranty Prime Rate was 5 1/2% at February 1, 1994 and December 31, 1993, respectively.
     On December 23, 1993, the Company and PCI entered into an agreement (the "Equity Agreement"), pursuant to which, among other things, PCI agreed to accept 850,000 shares of a newly designated Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock") of the Company in exchange for the cancellation of $8,500,000 of the Company's existing indebtedness to PCI (which was a non-cash transaction).
     At a special meeting held on February 1, 1994, the Stockholders of the Company approved the exchange and amendments to the Company's Certificate of Incorporation permitting the issuance of the Series A Preferred Stock. Immediately following the meeting, the Company and Shawmut entered into a loan and security agreement ("Loan Agreement") pursuant to which Shawmut agreed to provide the Company with a $6,000,000 term loan ("Term Note I") and a $9,000,000 revolving credit loan facility. The Company's principal balance of its indebtedness on February 1, 1994 to PCI was $21,209,453, which was paid by using cash generated from operations of $6,000,000, cash borrowed from Shawmut of $6,709,453, and the cancellation of the remaining debt of $8,500,000 with the issuance of Preferred Stock. The Company purchased from PCI 100,000 shares of the Redeemable Preferred Stock at the time the Company received the proceeds of $1,000,000 from Cortelco in December 1994 relating to the sale of the electromechanical product line in 1992.
     On April 29, 1994, the Company and Shawmut amended the Loan Agreement to permit the Company to borrow an additional $1,300,000 under the Term Note ("Term Note II") to finance the purchase of additional surface mount technology equipment. The Company will repay the additional advance in 44 consecutive monthly payments of $27,000 beginning on June 1, 1994 with the balance due on February 1, 1998.
     (2) The Shawmut Term Notes I and II of $7,300,000 carry interest rates of 1 1/2% over the Shawmut's prime rate and are payable in equal monthly principal installments of $152,000 for the next 14 months, and 23 equal monthly principal installments of $110,334, with the balance due on February 1, 1998.
     (3) The Shawmut revolving credit facility carries an interest rate of 1% over Shawmuts' prime rate. Availability under the revolving credit facility is based on eligible accounts receivable and inventory, less funds already borrowed. The Company's total indebtedness to Shawmut (term notes plus revolving credit facility) may not exceed $14,000,000.
     Scheduled maturities of Shawmut Term Notes (current and long-term debt) as defined in the Loan Agreement are as follows:


                                                Principal
In thousands                 Fiscal Years      Installments
  Term Notes payable           1995             $1,824
                               1996              1,407
                               1997              1,324
                               1998              1,299



Debt Covenants

     The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service ratio, and current ratio. The Loan Agreement also limits additional borrowings and payment of dividends, except for payments to PCI for their Series A Preferred Stock. As of December 31, 1994, the Company was in compliance with the Loan Agreement terms as defined in the Loan Agreement.
NOTE 6.  INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109, "Accounting for Income Taxes". As permitted under the rules, prior years' finan-cial statements have not been restated. The components of the income tax expense for the years ended December 31, are as follows:


                                              Liability    Deferred
                                              Method       Method
In thousands                               1994    1993    1992
  Current - Federal                         $88     $89     $10
            State                            28      40       3
  Deferred                                    -       -       -
     Total provision                       $116    $129     $13


     The income tax provision reconciled to the tax computed at statutory rates for the years ended December 31, are summarized as follows:


In thousands                                1994     1993    1992
  Federal tax (benefit) at statutory rate
     (35% in 1994 and 1993, 34% in 1992)   $1,306    $891    $295
  State income taxes (net of federal tax
      benefit)                                 18      27      30
  Nondeductible charges                        34      20      19
  Alternative minimum tax                      84      89      13
  Utilization of operating loss carryover  (1,326)   (898)   (344)
   Income tax provision                      $116    $129     $13


There is no tax benefit of the extraordinary item due to the presence of tax operating loss carryovers.
     No deferred taxes have been recognized in the accompanying
Consolidated Balance Sheet at December 31, 1994 and 1993. The components are as follows:


In thousands                           1994           1993
  Total deferred tax liabilities     $(1,981)       $(2,137)
  Total deferred tax assets           29,852         30,631
  Total valuation allowance          (27,871)       (28,494)
                                     $    -         $    -


     The valuation allowance decreased $623,000 during the year ended December 31, 1994 and was primarily related to benefits arising from the utilization of operating loss carryforwards. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in judgement about the future realization of deferred tax assets.
     The Company has net operating loss and credit carryovers of approximately $72,336,000 and $3,027,000, respectively, which, if not utilized, will expire as follows:


In thousands                  Net Operating
  Expiration Dates                Losses         Tax Credits
   1996 - 1997                     $ -               $412
   1998                              -              1,846
   1999                         25,454                504
   2000                         31,129                 66
   2001                          5,260                  -
  After 2001                    10,493                199
                               $72,336             $3,027


     Certain provisions of the tax law may limit the net operating loss and credit carryforwards available for use in any given year in the event of a significant change in ownership interest. If changes in the Company's stock ownership exceed 50% of the value of the Company's stock during any three year period, the utilization of the tax net operating loss and tax credit carryforwards would be severely limited beginning with the year of ownership change.
     The components of the net deferred tax asset (liabilities) at December 31, 1994 and 1993 are as follows:


Deferred Asset/(Liability)
In thousands                                  1994       1993
 Net loss carryovers                       $24,595    $26,111
 Tax credit carryovers                       3,027      2,830
 Inventory write downs and capitalization    1,028        876
 Pension                                       461        177
 Postretirement                                189         98
 Compensation and benefits                     169        164
 Capitalized software development costs        256        174
 Contingencies                                  28         49
 Other deferred tax assets                      11         64
 Note receivable reserve                        84         88
 Fixed asset depreciation                   (1,977)    (1,981)
 Income reported in different periods for
   financial reporting and tax purposes          -       (104)
 Other deferred tax liabilities                  -        (52)
  Net deferred tax asset                    27,871     28,494
 Less:  Valuation allowance                (27,871)   (28,494)
  Total                                    $    -    $     -

NOTE 7.  PENSION AND SAVINGS PLANS

The Company formerly sponsored two non-contributory pension plans that together covered all employees. One plan provided pension benefits based on years of service and employee's compensation during the employment period. The other plan provided benefits based on years of service. Effective January 1, 1992, the Company merged the two pension plans into a single plan which provides benefits based on years of service and employee's compensation during the employment period. The calculation of pension benefits prior to 1992 will be based on the provisions of the old plans. The funding policy for both plans was to make the minimum annual contributions required by applicable regulations. Assets of the plans were generally invested in equities and fixed income instruments.
     The following table sets forth the funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1994 and 1993.


In thousands                                                 1994      1993
  Actuarial present value of benefit obligation:
  Accumulated benefit obligation (including vested
     benefits of $8,431 and $8,320, respectively)         $(9,225)   $(9,226)

  Projected benefit obligation for service to date        $(9,583)   $(9,557)
  Plan assets at fair value                                 9,041      9,230
  Plan assets less than projected benefit obligation         (542)      (327)
  Unrecognized net (gain) or loss from past experience     (1,007)      (556)
  Unrecognized net (gain) or loss from prior service cost    (322)      (354)
  Unrecognized net asset at date of implementation of
      SFAS No. 87 amortized over 15 years                    (144)      (172)
   Accrued liabilities for benefit plans at December 31   $(2,015)   $(1,409)


Net periodic pension cost for 1994, 1993, and 1992 included the following components:


In thousands                                       1994    1993    1992
  Service cost-benefits earned during the period   $982    $803    $785
  Interest cost on projected benefit obligation     657     548     495
  Actual return on plan assets                      106  (1,438) (1,282)
  Net amortization and deferral of other items     (919)    608     630
 Net periodic pension cost                         $826    $521    $628


Assumptions used in accounting for the plans were as follows:


                                                   1994    1993   1992
 Discount rate                                     8.00%   7.00%  8.50%
 Rate of increase in future compensation levels    4.00%   4.00%  4.00%
  Expected long-term rate of return on assets      9.00%   9.00%  9.00%


     In addition to providing pension benefits, the Company contributes to a 401(k) plan, based on the employee's contributions. Participants can contribute from 2% to 10% of their salary as defined in the terms of the plan. The Company makes matching contributions equal to 25% of a participant's contributions. The Company's total expense for the matching portion to the 401(k) plan for 1994, 1993, and 1992 was $261,000, $225,000, and $178,000, respectively.

NOTE 8.  POSTRETIREMENT BENEFITS OTHER THAN PENSION

As of January 1, 1993, the Company adopted SFAS No. 106. The effect of adopting SFAS No. 106 on income from continuing operations for 1994 and 1993 was an expense of $289,000 and $288,000, respectively.
     The Company provides certain health care coverage (until age 65) which is subsidized by the retiree through insurance premiums paid to the Company, and life insurance benefits for substantially all of its retired employees. In 1992, the
Company recognized $160,000 as an expense for postretirement health care and life insurance benefits. The Company's postretirement health care benefits are not currently funded. The status of the postretirement benefits are as follows:
     Accumulated postretirement benefit obligation at January 1, 1994 and 1993:


In thousands                                          1994     1993
  Retirees                                            $398    $222
  Actives eligible to retire                           628     435
  Other active participants ineligible to retire       972     676
    Total                                           $1,998  $1,333


     Net postretirement benefit cost for years ended December 31, consisted of the following components:

In thousands                                                1994     1993
  Service cost                                               $59      $46
  Interest cost                                              139      151
 Actual return on assets                                       -        -
  Amortization of the unrecognized transition obligation      91       91
  Amortization of (gain) or loss                               -        -
  Amortization of prior service cost                           -        -
    Total                                                   $289     $288


     The following table sets forth funded status of the plans and amounts recognized in the Company's Consolidated Balance Sheet at December 31, 1994 and 1993.


In thousands                                                  1994     1993
  Plan assets at fair value                                   $ -      $ -
  Accumulated postretirement benefit obligation
   Retirees                                                   (394)    (639)
   Fully eligible participants                                (604)    (523)
   Other active participants                                  (874)    (874)
  Unrecognized prior service cost                                -       -
  Unrecognized net (gain) or loss                             (316)      26
  Unrecognized transition obligation                         1,631    1,722
     Accrued liabilities for benefit plans at December 31    $(557)   $(288)


    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1994 was 13% for 1994, the trend rate decreasing each successive year until it reaches 5 1/4% in 2005 after which it remains constant. The discount rate used in determining the accumulated postretire-ment benefit obligation cost was 7%. A 1-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretire-ment benefit obligation as of January 1, 1994 and net postretirement health care cost by approximately $140,000 and service cost plus interest cost by approximately $18,000. The postretirement benefit obligation is not funded and does not include any provisions for securities, settlement, curtailment, or special termination benefits.

NOTE 9.  WARRANTS

A summary of warrants issued and outstanding is as follows:


                                     1994           1993           1992
Warrants outstanding, January 1;         -      2,500,000        2,500,000
  Issued                                 -              -                -
  Exercised                              -     (2,500,000)               -
  Canceled                               -              -                -
Warrants outstanding, December 31;       -              -        2,500,000
Price per share ranges of warrants
  outstanding at December 31             -              -       $0.01-$1.2
Dates through which warrants
  outstanding at December 31
  were exercisable                     (*)            (*)              (*)


(*) The warrants were held by PCI and a bank group which held the majority of the Company's indebtedness prior to October 1991. On November 1, 1993, the bank group exercised warrants and acquired in the aggregate 500,000 shares of the Company's Common Stock, at an exercise price of $1.25 per share. On December 9, 1993, PCI exercised its Replacement Warrant and acquired 2,000,000 shares of the Company's Common Stock, at an exercise price of $0.01 per share.

NOTE 10.  PREFERRED STOCK

On December 23, 1993, the Company and PCI entered into the Equity Agreement, pursuant to which, among other things, PCI agreed to accept 850,000 shares of a newly designated Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock of the Company in exchange for the cancellation of $8,500,000 of the Company's existing indebtedness to PCI (which was a non-cash transaction). Dividends are paid each quarter at an annual rate of return of 7 1/2% which totaled $577,000 for 1994.
     Each share of Series A Preferred Stock is convertible at the option of PCI into fully paid and nonassessable shares of Common Stock. Under the terms of the Equity Agreement, the Company was required to redeem 100,000 shares of the Series A Preferred Stock at the time the Company received $1,000,000 in 1994 from CII, relating to the sale of the electromechanical product line in 1992 (see Note 5). In December 1994, the Company received the $1,000,000 payment from CII, which was used to redeem the 100,000 shares (par value $10.00) of Series A Preferred Stock. The Series A Preferred Stock is redeemable at the option of the Company. In the event that four consecutive quarterly dividend payments on Series A Preferred Stock are in arrears and unpaid, PCI shall have the exclusive right, voting separately as a class, to elect two members of the Board of Directors or such greater number of members as is necessary to equal at least 40% of the total number of members of the Board of Directors at all times thereafter.

NOTE 11.  STOCK OPTIONS AND AWARDS

The Company's plans include stock options to purchase Common Stock and may be granted to officers, directors, consultants, and certain key employees as additional compensation. The plans are composed of both stock options, restricted stock, nonstatutory stock, and incentive stock. The plan awards to each Director 10,000 shares of the Company's Common Stock for each fiscal year the Company reports income. The Company's incentive plans are administered by the Compensation Committee of the Company's Board of Directors.
     The Company's incentive plans reserve 3,000,000 shares of the Company's Common Stock for issuance at December 31, 1994, 1993, and 1992. The Company has previously accepted notes relating to the non-qualified stock options exercised by officers and employees. These notes receivable relating to the stock purchases, amounting to $182,000, $229,000, and $303,000 at December 31, 1994, 1993, and 1992, respectively, have been deducted from Stockholders' equity.
     Information regarding stock options is summarized below:


                                          1994           1993           1992
Options outstanding, January 1;         1,354,131      1,748,000      1,229,908
  Granted                                 276,000         43,000      1,021,532
  Exercised                              (439,673)      (132,869)             -
  Terminated                             (100,941)      (304,000)      (503,440)
Options outstanding, December 31;       1,089,517      1,354,131      1,748,000
Per share ranges of options
  outstanding at December 31           $.47-$3.53     $.47-$2.06     $.47-$1.00
Dates through which options
  outstanding at December 31,
  were exercisable                   1/95-10/2004   1/94-10/2003   1/93-10/2002
Options exercisable, December 31;         523,798        534,451        684,414



NOTE 12.  SEGMENT INFORMATION

During 1994, 1993, and 1992, substantially all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry.
     The Company had sales in excess of 10% of net sales to three customers as follows:


In thousands                                    1994    1993      1992
  Sales:
                         ALLTEL Supply, Inc.  $12,370 $15,908    $12,695
              Graybar Electric Company, Inc.   31,298  24,494     26,217
                  North Supply Company, Inc.   16,305  14,984     13,598

  Percentage of net sales:
                         ALLTEL Supply, Inc.      16%     23%        18%
              Graybar Electric Company, Inc.      41%     35%        37%
                  North Supply Company, Inc.      21%     22%        19%

ALLTEL Supply, Inc.,a subsidiary of ALLTEL Corporation, a share holder of the Company, has accounts receivable with the Company of $588,000 and $808,000 for the periods ending December 31, 1994 and 1993, respectively.

NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company facilities are subject to a variety of federal, state, and local environmental protection laws and regulations, including provisions relating to the discharge of materials into the environment. The cost of compliance with such laws and regulations has not had a material adverse affect upon the Company's capital expenditures, earnings or competitive position and it is not anticipated to have a material adverse effect in the future.
     In 1988, the Company voluntarily terminated the use of a concrete underground storage tank for draining hydraulic oil and chlorinated solvents from machine parts, and removed the tank. The consulting engineers engaged by the Company prepared an environmental site characterization report showing hydraulic oil and chlorinated solvents contamination of the soil, and hydraulic oil contamination of the groundwater. A remediation plan was recommended to the Company, which was approved by the State of Virginia Water Control Board on January 31, 1989. The remediation plan was expected to extend for approximately 10 years.
The Company believes that it has been, and is now, in compliance with the 1989 remediation plan.
     In November 1993, the Company engaged Froehling and Robertson, Inc. ("F & R"), an environmental engineering firm, to collect additional samples of soil and groundwater for assessing the effect of the hydraulic oil remediation plan, and to determine whether the chlorinated solvents had dissipated. The Company also requested the State of Virginia Department of Environmental Quality ("DEQ") to review the site characterization plan report for adequacy under current environmental regulations. As a result, DEQ sent the Company a letter on November 30, 1993, citing certain deficiencies and requesting a site characterization report addendum and a corrective action plan. On January 14, 1994, the Company submitted a corrective action plan to the DEQ, which was approved by the DEQ on July 8, 1994. F & R has advised the Company that the cost estimate for the remediation strategy proposed in the corrective action plan is approximately $35,000 to $45,000. In 1993, the Company provided a reserve in the amount of $45,000 to cover such cost.
     In October 1994, the Company installed all the required equipment in accordance with the remediation plan and has started the process of pumping hydraulic oil residue from the underground water. The oil will be deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            First    Second    Third    Fourth
In thousands except share data             Quarter   Quarter  Quarter   Quarter

1994
  Sales                                    $17,639   $19,019  $20,660   $19,827
  Gross profit                               5,791     6,045    6,297     6,273
Interest expense                               392       319      301       255
Income before extraordinary item               615       942    1,245       812
  Net income                                   226       942    1,245       812
  Dividends on preferred stock                 106       161      162       148
  Net earnings per common share: Primary      0.01      0.04     0.05      0.02

1993
  Sales                                    $14,435   $14,010  $19,192   $21,462  $69,099
  Gross profit                               4,108     3,813    5,950     7,442   21,313
  Interest expense                             589       615      619       597    2,420
  Net income (loss)                            237      (486)   1,014     1,651    2,416
  Net earnings per common share: Primary      0.01     (0.03)    0.05      0.09      .12

     Previously reported quarterly information has been revised to reflect certain reclassifications. These reclassifications had no effect on previously reported consolidated net income (see Note 1 - Reclassifications).
     In the first quarter of 1994 (February 1, 1994), the Company restructured its indebtedness to PCI by using cash generated from operations and cash borrowed from Shawmut (see Note 5). The major impact on operations was the reduction of interest expense for 1994 and the write-off of prior debt issuance cost of $389,000.
     Certain interim inventory estimates are recognized throughout the fiscal year relating to shrinkage, obsolescence, and product mix. The results of the physical inventory and the fiscal year-end close reflected a favorable adjustment with respect to such estimates, resulting in approximately $224,000 of additional income, which is reflected in the fourth quarter of 1994.


FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations
Data
In thousands except
  per share amounts                   1994    1993     1992     1991     1990
Net sales:
 As reported (1)                    $77,145  $69,099  $70,897  $66,914  $83,957
 Current product lines (2)           77,145   69,099   64,423   55,731   70,167
Income (loss) before income taxes
 and extraordinary item               3,730    2,545      897    (871)    1,331
Net income (loss)                     3,225    2,416      884    (871)    1,014
Earnings (loss) per common share
 and common equivalent share:
   Primary:                            0.12     0.12     0.04    (0.05)    0.05


(1)  Prior years have been reclassified to conform to 1994 presentation.
(2)  Excludes sales of the electromechanical product line

Selected Consolidated Balance Sheet
Data
In thousands                   1994    1993    1992     1991     1990

Current assets              $26,199  $28,301  $24,389  $25,779  $28,519
Total assets                 42,260   44,803   41,747   41,412   44,163
Current liabilities          14,568   13,358   11,985   11,852   20,020
Long term debt and other
  long term liabilities       6,649   20,695   22,251   23,217   17,149
Stockholders' equity         21,043   10,750    7,511    6,343    6,994



RELATED STOCKHOLDERS MATTERS

Quarterly Common Stock Information

The following table sets forth, for the periods shown, the high and low quarterly closing sales prices in the over-the-counter market for the Company's Common Stock, as reported by National Association of Security Dealers Automated Quotation System ("Nasdaq"). The Company's Common Stock qualified to trade as a Nasdaq/National Market System Tier 1 Stock in 1982.


                               1994                     1993
Fiscal Quarters           High       Low           High       Low
 First Quarter          4  1/8   2  9/16         1 1/16       1/2
 Second Quarter         3  3/8   1   7/8         1  1/8     13/16
 Third Quarter          3  1/8   1 15/16              1       3/4
 Fourth Quarter         3 7/16   1 13/16         3  5/8       3/4


     The Company has never paid a dividend on its Common Stock and its Board of Directors currently intends to continue for the foreseeable future the policy of not paying cash dividends on Common Stock. The Company is prohibited from paying dividends due to the Loan Agreement with Shawmut except on Series A Preferred Stock. (see Note 5 to Consolidated Financial Statements).
     The Company's Common Stock trades on the The Nasdaq Stock Market under the symbol: CMDL.



OFFICERS &
DIRECTORS

Corporate Officers             Directors

William G. Mustain             William G. Mustain
  President and
  Chief Executive Officer      A. M. Gleason   Vice Chairman of PacifiCorp

Wayne R. Wilver                William E. Porter  Vice President, Project Future
  Senior Vice President,                      of Trigon Blue Cross Blue Shield
Chief Financial Officer,
Treasurer, and Secretary
                               John W. Rosenblum  Tayloe Murphy Professor of
                                                   Business Adminitration,
Stephen C. Ayers                                   Darden Graduate School of
  Vice President, Sales and                        Business Administration,
   Marketing                                       University of Virginia

Keith J. Johnstone             Dianne C. Walker  Consultant
  Vice President, Manufacturing

Larry K. Tate
  Vice President, Quality

Ove Villadsen
  Vice President, Engineering





Transfer Agent and Registrar       Form 10-K
 Chemical Bank                     On written request, Comdial Corporation
 New York, New York                will furnish to stockholders a copy of
                                   its Form 10-K for the most recent year.
Independent Auditors               Address your request to Linda Falconer,
 Deloitte & Touche LLP             Comdial Corporation, P.O. Box 7266,
 Richmond, Virginia                Charlottesville, Virginia  22906-7266