Form 10-Q
period 1995-04-02
COMDIAL CORP
filed 1995-05-12
CIK 230131

United States
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

				  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended      April 2, 1995

				     OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For the transition period from _______________ to _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No ___


		     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 21,119,675 common shares as of April 2, 1995.

		    COMDIAL CORPORATION AND SUBSIDIARIES

				     INDEX
									 PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   April 2, 1995 and December 31, 1994                             3

	   Consolidated Statements of Operations
	   for the Three Months ended
	   April 2, 1995 and April 3, 1994                                 4

	   Consolidated Statements of Cash Flows
	   for the Three Months ended
	   April 2, 1995 and April 3, 1994                                 5

	   Notes to Consolidated Financial Statements                      6-9


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations                 10-14



PART II - OTHER INFORMATION

  ITEM 5:  Other Information                                              15

  ITEM 6:  Exhibits and Reports on Form 8-K                               15

COMDIAL CORPORATION AND SUBSIDIARIES


PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
								 (Unaudited)    *
								  April 2,          December 31,
In thousands except par value                                         1995               1994
Assets
 Current assets
  Cash and cash equivalents                                            $62             $1,679
  Accounts receivable - net                                          8,881              6,637
  Inventories                                                       17,366             16,869
  Prepaid expenses and other current assets                          1,445              1,014
   Total current assets                                             27,754             26,199

 Property - net                                                     13,541             13,668
 Other assets                                                        2,434              2,393
   Total assets                                                    $43,729            $42,260

Liabilities and Stockholders' Equity
 Current liabilities
  Accounts payable                                                  $7,629             $6,977
  Accrued promotional allowances                                     1,028              1,592
  Other accrued liabilities                                          2,926              3,533
  Current maturities of debt                                         3,889              2,466
   Total current liabilities                                        15,472             14,568

 Long-term debt                                                      3,988              4,737
 Long-term employee benefit obligations                              1,974              1,912

 Commitments and contingent liabilities
   Total liabilities                                                21,434             21,217

 Stockholders' equity
  Series A 7-1/2% preferred stock ($10.00 par value),
   (Authorized shares 2,000; issued 750 shares)                      7,500              7,500
  Common stock ($0.01 par value) and paid-in capital (Authorized
   30,000 shares; issued shares: 1995 = 21,120; 1994 = 20          100,517            100,320
  Other                                                               (973)              (942)
  Accumulated deficit                                              (84,749)           (85,835)
   Total stockholders' equity                                       22,295             21,043
   Total liabilities and stockholders' equity                      $43,729            $42,260
 Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES



Consolidated Statements of Operations - (Unaudited)
						     April 2,       April 3,
In thousands except per share amounts                    1995          1994


Net sales                                             $22,316       $17,639
Cost of goods sold                                     15,192        11,773
  Gross profit                                          7,124         5,866

Operating expenses
 Selling, general & administrative                      4,344         3,739
 Engineering, research & development                    1,043           984
  Operating income                                      1,737         1,143

Other expense (income)
 Interest expense                                         273           392
 Miscellaneous expense                                    194           114
Income before income taxes and extraordinary item       1,270           637
Income tax expense                                         40            22
Income before extraordinary item                        1,230           615
Extraordinary item, write-off of debt issuance cost         0           389
  Net income                                            1,230           226
Dividends on preferred stock                              143           106
  Net income applicable to common stock                $1,087          $120

Earnings per common share and common equivalent share:
  Primary:
    Income before extraordinary item                    $0.05         $0.02
    Extraordinary item                                   0.00         (0.01)
      Net income per common share                       $0.05         $0.01

Weighted average common shares outstanding:
  Primary                                              21,659        21,753

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES



Consolidated Statements of Cash Flows - (Unaudited)
							April 2,   April 3,
In thousands                                                 1995       1994
Cash flows from operating activities:
 Cash received from customers                             $21,496    $17,456
 Other cash received                                          236        430
 Interest received                                             15         51
 Cash paid to suppliers and employees                     (23,088)   (17,364)
 Interest paid on debt                                       (223)      (431)
 Interest paid under capital lease obligations                (50)       (83)
 Income taxes paid                                              0        (66)
  Net cash used by operating activities                    (1,614)        (7)
Cash flows from investing activities:
 Proceeds from the sale of equipment                            0         31
 Capital expenditures                                        (585)      (453)
  Net cash used by investing activities                      (585)      (422)
Cash flows from financing activities:
 Proceeds from borrowings                                       0      6,000
 Net borrowings under revolver agreement                    1,445      2,546
 Proceeds from issuance of common stock                        51        149
 Principal payments on debt                                  (608)   (13,175)
 Principal payments under capital lease obligations          (163)      (256)
 Preferred dividends paid                                    (143)      (106)
  Net cash provided (used) in financing activities            582     (4,842)
Net decrease in cash and cash equivalents                  (1,617)    (5,271)
Cash and cash equivalents at beginning of year              1,679      5,474
Cash and cash equivalents at end of period                    $62       $203
Reconciliation of net income to net cash provided
 by operating activities:
Net Income                                                 $1,230       $226
 Depreciation and amortization                                915      1,212
 Increase in accounts receivable                           (2,244)    (1,334)
 Inventory provision                                          451        425
 Increase in inventory                                       (948)    (1,692)
 Increase in other assets                                    (675)      (874)
 Increase in accounts payable                                 652      1,896
 Decrease in other liabilities                             (1,109)       (21)
 Increase in paid-in capital and other equity                 114        155
  Total adjustments                                        (2,844)      (233)
Net cash provided by operating activities                 ($1,614)       ($7)

The accompanying notes are an integral part of these financial statements.

		  COMDIAL CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	      THREE MONTHS ENDED APRIL 2, 1995 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_____________________________________

The financial information included as of April 2, 1995 and for the three months ended April 2, 1995 and April 3, 1994 included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by the Company are described in Note 1 to the consolidated financial statements in its Annual Report to the Stockholders for the year ended December 31, 1994. The consolidated financial statements for 1995 should be read in conjunction with the 1994 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1994. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the three months ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Results of Operations and Analysis of Financial Condition."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES_________________________

Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows. The Company considers outstanding checks to be a bank overdraft. Bank overdrafts are outstanding checks that have not cleared the bank or been funded by the revolving credit facility (see Note D). At April 2, 1995, bank overdrafts increased accounts payable by $2,236,000.

Note C: INVENTORIES__________________________________________________________

Inventories consist of the following:
______________________________________________________________________________

							 April 2,   December 31,
In thousands                                               1995           1994
  Finished goods                                          $3,242         $2,936
  Work-in-process                                          5,037          4,455
  Materials and supplies                                   9,087          9,478
     Total                                               $17,366        $16,869
______________________________________________________________________________


Note D: BORROWINGS____________________________________________________________

As of February 1, 1994, Shawmut Capital Corporation ("Shawmut"), formerly known as Barclays Business Credit, Inc., held substantially all of the Company's indebtedness. Prior to February 1, 1994, PacifiCorp, through its indirect subsidiary, PacifiCorp Credit, Inc. ("PCI"), held substantially all of the Company's indebtedness.


Long-term Debt.  Long-term debt consisted of the following:
______________________________________________________________________________

							April 2,    December 31,
In thousands                                              1995          1994
  Notes payable to Shawmut
    Term notes I and II                                  $5,246        $5,854
    Revolving credit                                      1,445            -
  Capitalized leases                                      1,186         1,349
    Total debt                                            7,877         7,203
  Less current maturities on debt                         3,889         2,466
    Total long-term debt                                 $3,988        $4,737
______________________________________________________________________________

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

On February 1, 1994, the Company and Shawmut entered into a loan and security agreement ("Loan Agreement") pursuant to which Shawmut agreed to provide the Company with a $6,000,000 term loan ("Term Note I") and a $9,000,000 revolving credit loan facility. The Company's principal balance of its indebtedness on February 1, 1994 to PCI was $21,209,453, which was paid by using cash generated from operations of $6,000,000, cash borrowed from Shawmut of $6,709,453, and the cancellation of the remaining debt of $8,500,000 with the issuance of Preferred Stock. In December 1994, the Company received proceeds of $1,000,000 from Cortelco International, Inc. ("Cortelco") relating to the sale of the electromechanical product line in 1992. The Company used the proceeds to purchase from PCI 100,000 shares of the Redeemable Preferred Stock.

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

Capital leases are with various financing facilities which are payable based on the terms of each individual lease.

Scheduled maturities of Shawmut Term Notes (current and long-term debt) as defined in the Loan Agreement are as follows:


______________________________________________________________________________


								    Principal
In thousands                               Fiscal Years            Installments
  Term Notes payable                       1995                        $1,216 *
					   1996                         1,407
					   1997                         1,324
					   1998                         1,299
*  The remaining aggregate for 1995._________________________________________

Debt Covenants. The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service ratio, and current ratio. The Loan Agreement also limits additional borrowings and payment of dividends, except for payments to PCI for their Series A Preferred Stock. On January 23, 1995, the Company and Shawmut amended the Loan Agreement (the second amendment) to modify the covenant restriction on leases and profitability. The Company is currently in compliance with all the covenants and terms as defined in the Loan Agreement.

Note E:  EARNINGS PER SHARE__________________________________________________

For 1995 and 1994, earnings per common share were computed by dividing the net income applicable to common stock by the weighted average number of common shares outstanding and common equivalent shares.

Note F:  INCOME TAXES________________________________________________________

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". As permitted under the rules, prior years' financial statements have not been restated. The components of the income tax expense based on the liability method for the three months are as follows:
______________________________________________________________________________

							   April 2,     April 3,
In thousands                                                 1995         1994
  Current - Federal                                           $32          $18
	    State                                               8            4
  Deferred                                                     -            -
     Total provision                                          $40           $22
______________________________________________________________________________

The income tax provision reconciled to the tax computed at statutory rates for the months are summarized as follows:
______________________________________________________________________________

							   April 2,     April 3,
In thousands                                                 1995         1994
  Federal tax (benefit) at statutory rate
    (35% in 1995 and 1994)                                   $444          $217
    State income taxes (net of federal tax benefit)             5             5
  Nondeductible charges                                        14            23
  Alternative minimum tax                                      32            20
  Utilization of operating loss carryover                    (455)         (243)
    Income tax provision                                      $40           $22
______________________________________________________________________________


There is no tax benefit for 1994 of the extraordinary item due to the presence of tax operating loss carryovers.

No deferred taxes have been recognized in the accompanying Consolidated
Balance Sheet and the components are as follows:
______________________________________________________________________________
							  April 2,  December 31,
In thousands                                                1995        1994
  Total deferred tax liabilities                          $(2,087)    $(1,981)
  Total deferred tax assets                                29,158      29,852
  Total valuation allowance                               (27,071)    (27,871)
							  $    -      $    -
______________________________________________________________________________


The valuation allowance decreased $800,000 during the three month period ended April 2, 1995 and the decrease was primarily related to benefits arising from the utilization of operating loss carryforwards. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in judgment about the future realization of deferred tax assets.

The Company has net operating loss carryforwards and tax credit carryovers of approximately $70,445,000 and $3,059,000, respectively, which, if not utilized, will expire at various years up until 2007.

Certain provisions of the tax law may limit the net operating loss and tax credit carryforwards available for use in any given year in the event of a significant change in ownership interest. If changes in the Company's stock ownership exceed 50% of the value of the Company's stock during any three year period, the utilization of the tax net operating loss and tax credit carryforwards would be severely limited beginning with the year of ownership change.

		    COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion attempts to explain the financial condition and results of operations of the Company. This review should be read in conjunction with the financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented.

General Development of the Business

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

Comdial's core business is designing, manufacturing, and marketing a broad line of voice communications systems to small and medium sized organizations. These products are sold through a network of approximately 700 Preferred Dealers, 700 Associate Dealers, and several thousand independent interconnects and contractors, who purchase Comdial products from authorized wholesale distributors. End users served through this channel are typically small businesses (under 100 employees), but may also include large businesses, government agencies, and universities who are served by a host PBX or telephone company supplied Centrex system. When a Comdial system is installed behind the host system, it is commonly configured to serve specific departments or call centers.

In the early 1980's Comdial was known as a manufacturer and supplier of industry standard and decorative residential telephones. In the mid-1980's, Comdial redirected its strategic focus to the small business market.

In 1992, Comdial introduced the Impact product, a high quality, digital telephone family which functions on Comdial digital and private branch exchange ("PBX") systems and provides a variety of sophisticated yet user-friendly features. In 1993, Comdial introduced an Open Application Interface ("OAI") toolkit, known as the Enterprise Developer's Toolkit, allowing third-party software developers to create application packages for specialized markets.

In 1994, Comdial introduced several new products including: The QuickQ Automatic Call Distributor ("ACD") which automatically answers and directs incoming calls; Inntouch DXP specifically for hotel/motel customers which automatically places wake up calls and costs customer telephone calls; and the Tracker premises based paging system which alerts users to incoming calls (via a alphanumeric pager), and instructs users how to retrieve and answer the messages. The Tracker was the result of a strategic alliance between Comdial and Motorola, Inc.

With the introduction of the Enterprise OAI on the DXP switch, Comdial was able to become an early participant in the computer-telephony integration ("CTI") market. CTI merges the power of advanced telephone systems and computers to provide integrated solutions to common communication needs for various applications. The first turnkey CTI product from Comdial is the E911 emergency telephone system.

During the fourth quarter of 1994, Comdial announced two new products which extend the power of CTI to local area network ("LAN") environments and desktop personal computers. The first is connectivity software to link DXPs to Novell NetWare (trademark of Novell Corporation) LANs. Later in 1995, Comdial will ship special circuit cards to link personal computers ("PCs") running on Microsoft Windows (trademark of Microsoft Corporation) operating systems to Comdial's Impact and DXP. These two products will enable users to utilize off-the-shelf applications software to enhance productivity and improve customer service using computer-enhanced telephony services.

The Company sells its products primarily through supply house channels.
Supply houses are able to warehouse and efficiently route Comdial products to Comdial-authorized dealers, interconnect companies, international companies, major independent telephone companies, and large end-users (e.g. universities, municipalities, and federal government agencies). In marketing its telephone systems, Comdial emphasizes quality backed by the ISO-9001 certification, state-of-the-art features, competitive pricing, commitment to customer and dealer support, and a "Made right in the USA" theme.

Comdial's Common Stock is traded over-the-counter and is quoted in the National Association of Security Dealers Automated Quotation System ("Nasdaq") where Comdial's symbol is CMDL.

Results of Operations

  Revenue and Earnings
    (First Quarter 1995 vs 1994)

The Company's performance for the first quarter of 1995 improved significantly over the comparable period of 1994. The Company reported net income before income taxes and extraordinary item of $1,270,000 as compared with $637,000 for the comparable period in 1994. The Company's improved performance compared with the same period last year is primarily attributable to the combined effects of the increase in sales and decrease in interest expense.

Net sales for the first quarter compared with the same period last year increased by $4,677,000, or 27%. This increase is primarily due to the increase in sales of newer product lines such as the DXP and Impact terminals. Cost of goods increased by $3,419,000 or 29% compared with the same period of 1994, primarily due to the increase in sales.

Gross profit increased by $1,258,000 or 22% compared with the same period of 1994. Gross profit as a percentage of sales for first three months of 1995 was approximately 32% compared with 33% for the same period of 1994. This decrease was primarily due to product mix and a much higher content of Custom Manufacturing work (contract work done for other companies) which is manufactured at less than normal product margins.

Selling, general and administrative expenses increased by $605,000, or 16% primarily due to: (1) a more aggressive approach to sales promotions and incentive programs; (2) an increase in sales support staff and activities; and
(3) an increase in employee benefit costs.

Interest expense decreased by $119,000, or 30% primarily due to recapitaliza-tion, effective on February 1, 1994, that lowered the Company's debt and interest rate (see Note D to Financial Statements).

Miscellaneous expense increased by $80,000 or 70% primarily due to: (1) higher cash discounts which is a direct result of higher sales and (2) the reduction of interest income which related to the Cortelco International, Inc. ("Cortelco") note for the sale of the electromechanical product line in 1992.

Extraordinary item, write-off of debt issuance cost, represents debt restructuring costs that were written off during the first quarter of 1994 in connection with the refinancing of the Company's indebtedness to PacifiCorp Credit, Inc. ("PCI"), an affiliate of the Company.

Dividends on preferred stock represent quarterly dividends payable to the holder of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Company issued 850,000 shares of Series A Preferred Stock to PCI on February 1, 1994, in exchange for the cancellation of $8,500,000 of the Company's indebtedness to PCI. Dividends increased by $37,000 or 35% primarily due to paying for a full quarter in 1995 compared with only two months of a quarter in 1994.

Management believes that the factors which have led to significant increases in sales and net income for the first three months of 1995 could continue to influence performance positively for the majority of the year.
The Company hopes to continue to improve sales by: (1) expanding its market through developing alliances with companies, such as Motorola Inc.; (2) the release of new products and current-product enhancements, such as the Tracker, InnTouch Hotel/Motel CTI System, Scout, and Automatic Call Distribution software and a larger version of the DXP; (3) increasing sales of DXP, Impact, and digital products; and (4) increasing international sales.

Liquidity

The Company is indebted to Shawmut Capital Corporation.("Shawmut"), formerly known as Barclays Business Credit, Inc., which holds substantially all of the Company's indebtedness. Prior to February 1, 1994, PacifiCorp, through its indirect subsidiary, PacifiCorp Credit, Inc. ("PCI"), held substantially all of the Company's indebtedness. The Company and Shawmut entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement Shawmut agreed to provide the Company with a $6,000,000 term loan (the "Term Note") and a revolving credit loan facility in an amount up to $9,000,000 (the "Revolver"). The PCI indebtedness was paid off through the use of funds generated from operations of $6,000,000, funds borrowed from Barclays of $6,709,453, and the cancellation of the remaining $8,500,000 of debt in exchange for the issuance of Series A Preferred Stock (see note D to Financial Statements).

On April 29, 1994, the Company and Shawmut amended the Loan Agreement to permit the Company to borrow an additional $1,300,000 under the Term Note to finance the purchase of additional surface mount technology equipment. The Company will repay the additional advance in 44 consecutive monthly payments of $27,000 beginning on June 1, 1994 with the balance due on February 1, 1998.

The Shawmut term loans of $7,300,000 carry an interest rate 1 1/2% over Shawmut's prime rate and is payable in equal monthly principal installments of $152,000 up to February 1, 1996, and 23 equal monthly principal installments of $110,334, with the balance due on February 1, 1998.

The Shawmut revolving credit facility carries an interest rate of 1% over Shawmut's prime rate. As of April 2, 1995, the Company had borrowed $1,445,000 under the revolving credit facility and had approximately $5,951,000 of additional borrowing capacity (see Note D to Consolidated Financial Statements).

The impact of the recapitalization has improved (1) net income through lower interest expense, (2) cash flow through lower principal and interest payments, and (3) the Company's balance sheet through lower term debt and a higher equity position. The total favorable impact has to some extent been offset by the dividend payments required on the Series A Preferred Stock.

The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and all other assets. The Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service coverage ratio, and current ratio. Among other restrictions, the Loan Agreement limits additional borrowings and payment of dividends, except for dividend payments to PCI for their Series A Preferred Stock.

The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.

______________________________________________________________________________
In thousands                                   April 2, 1995   December 31 ,1994
  Cash and cash equivalents                          $62            $1,679
  Current maturities on debt                       3,889             2,466
  Working capital                                 12,282            11,631
______________________________________________________________________________

Cash and cash equivalents decreased primarily due to the use of cash to purchase additional material to meet the increased production rate. All operating cash requirements are currently being funded through the Shawmut Revolver. Current maturities on debt includes the Revolver balance of $1,445,000, which was zero at December 31, 1994. Working capital increased primarily due to the increase in accounts receivable and inventory which relates directly to the increase in sales for the first quarter of 1995.

Accounts receivable is higher by $2,244,000 or 34% primarily due to the increase in sales for the first quarter of $2,489,000 compared with the fourth quarter 1994 and the timing of the shipments during each quarter.

Other current assets is higher by $431,000 or 43% primarily due to prepaid cost relating to insurance, rental, and royalty.

Accrued promotional allowance decreased by $564,000 or 35% primarily due to payments made to the Company's major distributors for volume rebates relating to 1994 sales.

During 1995 and 1994, substantially all of the Company's sales, net income and loss, and identifiable net assets are attributable to the telecommunications industry except sales relating to custom manufacturing.


Capital Resources

The Company plans to fund all capital expenditure additions through working capital from Shawmut and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

		     COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

  ITEM 5.  Other Information

With reference to the Company's Registration Statement on Form S-3 (Registration No. 33-77140) (the "Form S-3"), the Company has been notified that First Interstate Bank of California, one of the selling stockholders identified in the Form S-3, has sold all of the 191,274, shares of the Company's Common Stock held by First Interstate Bank of California.

  ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

    3.  Exhibits Included herein:

     (10)  Material Contracts:

	10.1 Amendment No. 2 to the Loan Restructuring Agreement dated January 23, 1995 among Registrant and Shawmut Capital Corporation

     (11)  Statement re Computation of Per Share Earnings.

     (27)  Financial Data Schedule.


  (b)  Reports on Form 8-K

       The Registrant has not filed any Reports on Form 8-K during the quarterly period.

__________________
Items not listed if not applicable.

				 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					Comdial Corporation
					     (Registrant)

Date:  May 12, 1995                By:  /s/ Wayne R. Wilver
					Wayne R. Wilver
					Senior Vice President,
					Chief Financial Officer,
					Treasurer and Secretary