Form 10-Q
period 1995-07-02
COMDIAL CORP
filed 1995-08-16
CIK 230131

United States
		    SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

			       FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	  SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended     July 2, 1995

				     OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the transition period from _______________ to ________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
_X    No ___


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 21,261,587 common shares as of July 2, 1995.

		   COMDIAL CORPORATION AND SUBSIDIARIES

				 INDEX                                                               PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   July 2, 1995 and December 31, 1994                          3

	   Consolidated Statements of Operations
	   for the Three and Six Months ended
	   July 2, 1995 and July 3, 1994                               4

	   Consolidated Statements of Cash Flows
	   for the Six Months ended
	   July 2, 1995 and July 3, 1994                               5

	   Notes to Consolidated Financial Statements                 6-9


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations             10-16



PART II - OTHER INFORMATION

  ITEM 4:  Submission of Matters to a Vote by Security Holders   17

  ITEM 6:  Exhibits and Reports on Form 8-K                      18

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)

																	  (Unaudited)          *
																     July 2,       December 31,
In thousands except par value                                                1995             1994
Assets
  Current assets
    Cash and cash equivalents                                                  $91           $1,679
    Accounts receivable - net                                                9,557            6,637
    Inventories                                                             17,903           16,869
    Prepaid expenses and other current assets                                1,342            1,014
      Total current assets                                                  28,893           26,199
Property - net                                                              13,233           13,668
Deferred tax asset - net                                                     6,484               -
Other assets                                                                 2,398            2,393
      Total assets                                                         $51,008          $42,260
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                                                        $6,959           $6,977
    Accrued promotional allowances                                           1,119            1,592
    Other accrued liabilities                                                3,289            3,533
    Current maturities of debt                                               3,488            2,466
      Total current liabilities                                             14,855           14,568
  Long-term debt                                                             3,601            4,737
  Deferred tax liability                                                     1,981               -
  Long-term employee benefit obligations                                     2,041            1,912
  Commitments and contingent liabilities (See Note G)
    Total liabilities                                                       22,478           21,217
Stockholders' equity
  Series A 7-1/2% preferred stock ($10.00 par value),
    (Authorized shares 2,000; issued 750 shares)                             7,500            7,500
  Common stock ($0.01 par value) and paid-in capital
    (Authorized 30,000 shares; issued shares:
    1995 = 21,262; 1994 = 20,953)                                          100,589          100,320
  Other                                                                     (1,017)            (942)
  Accumulated deficit                                                      (78,542)         (85,835)
    Total stockholders' equity                                              28,530           21,043
      Total liabilities and stockholders' equity                           $51,008          $42,260
 *      Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

									Three Months Ended      Six Months Ended
									July 2,     July 3,     July 2,   July 3,
In thousands except per share amounts    1995        1994        1995      1994
Net sales                              $25,442     $19,019      $47,758   $36,658
Cost of goods sold                      17,188      12,897       32,380    24,670
  Gross profit                           8,254       6,122       15,378    11,988

Operating expenses
  Selling, general & administrative      4,836       3,663        9,180     7,402
  Engineering, research & development    1,016         997        2,059     1,981
    Operating income                     2,402       1,462        4,139     2,605

Other expense (income)
  Interest expense                         282         319          555       711
  Miscellaneous expense                    197         163          391       277
Income before income taxes and
  extraordinary item                     1,923         980        3,193     1,617
Income tax expense (benefit):
  Income tax expense                        77          38          117        60
  Income tax benefit                    (4,503)         -        (4,503)       -
Income before extraordinary item         6,349         942        7,579     1,557
Extraordinary item, write-off of
  debt issuance cost                        -           -            -        389
  Net income                             6,349         942        7,579     1,168
Dividends on preferred stock               142         161          285       267
  Net income applicable to common stock $6,207        $781       $7,294      $901

Earnings per common share and common equivalent share:
  Primary:
    Income before income taxes and
      extraordinary item                 $0.08        $0.04       $0.13     $0.06
    Income tax expense                      -            -        (0.01)       -
    Income tax benefit                    0.20           -         0.21        -
    Extraordinary item                      -            -           -      (0.02)
      Net income per common share        $0.28        $0.04       $0.33     $0.04
  Fully diluted                          $0.26        $0.04       $0.31     $0.04

Weighted average common shares outstanding:
  Primary                               21,876       21,732      21,793    21,740
  Fully diluted                         24,603       21,732      24,599    21,740

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
						   July 2,      July 3,
In thousands                                        1995         1994
Cash flows from operating activities:
  Cash received from customers                    $47,451       $37,364
  Other cash received                                 428           870
  Interest received                                    15            50
  Cash paid to suppliers and employees            (47,554)      (36,709)
  Interest paid on debt                              (418)         (631)
  Interest paid under capital lease obligations       (51)         (162)
  Income taxes paid                                  (117)         (127)
    Net cash provided (used) by operating activities (246)          655
Cash flows from investing activities:
  Proceeds from the sale of equipment                   1           205
  Capital expenditures                             (1,024)       (1,682)
    Net cash used by investing activities          (1,023)       (1,477)
Cash flows from financing activities:
  Proceeds from borrowings                             -          7,300
  Net borrowings under revolver agreement           1,282         2,278
  Proceeds from issuance of common stock               80           167
  Principal payments on debt                       (1,064)      (13,604)
  Principal payments under capital lease
    obligations                                      (332)         (454)
  Preferred dividends paid                           (285)         (267)
    Net cash used in financing activities            (319)       (4,580)
Net decrease in cash and cash equivalents          (1,588)       (5,402)
Cash and cash equivalents at beginning of year      1,679         5,474
Cash and cash equivalents at end of period            $91           $72

Reconciliation of net income to net cash provided by operating activities:
Net Income                                         $7,579        $1,168
  Depreciation and amortization                     1,814         2,077
  Increase in accounts receivable                  (2,920)       (1,494)
  Inventory provision                               1,324           591
  Increase in inventory                            (2,358)         (995)
  Increase in other assets                         (7,173)       (1,040)
  Increase (decrease) in accounts payable             (18)          168
  Increase in other liabilities                     1,393            24
  Increase in paid-in capital and other equity        113           156
    Total adjustments                              (7,825)         (513)
Net cash provided (used) by operating activities    $(246)         $655

The accompanying notes are an integral part of these financial statements.

		   COMDIAL CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		 SIX MONTHS ENDED JULY 2, 1995 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS______________________________

The financial information included as of July 2, 1995 and for the three and six months ended July 2, 1995 and July 3, 1994 included herein is unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments except for Statement of Financial Accounting Standards ("SFAS") No. 109) which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by the Company are described in Note 1 to the consolidated financial statements in it's Annual Report to the Stockholders for the year ended December 31, 1994. The consolidated financial statements for 1995 should be read in conjunction with the 1994 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1994. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the six months ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES_____________________

Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows. The Company considers out-standing checks to be a bank overdraft. Bank overdrafts are outstanding checks that have not cleared the bank or been funded by the revolving credit facility (see Note D). At July 2, 1995, bank overdrafts increased accounts payable by $1,369,000.

Note C:  INVENTORIES__________________________________________________________

Inventories consist of the following:
________________________________________________________________________
					July 2,      December 31,
In thousands                             1995           1994
  Finished goods                        $2,876         $2,936
  Work-in-process                        5,630          4,455
  Materials and supplies                 9,397          9,478
     Total                             $17,903        $16,869
________________________________________________________________________

Note D:  BORROWINGS___________________________________________________________

Since February 1, 1994, Shawmut Capital Corporation ("Shawmut"), formerly known as Barclays Business Credit, Inc., had held substantially all of the Company's indebtedness. Prior to February 1, 1994, PacifiCorp, through its indirect subsidiary, PacifiCorp Credit, Inc. ("PCI"), held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consisted of the following:
________________________________________________________________________
							       July 2,     December 31,
In thousands                            1995          1994
  Notes payable to Shawmut
    Term notes I and II               $4,790        $5,854
    Revolving credit                   1,282            -
  Capitalized leases                   1,017         1,349
    Total debt                         7,089         7,203
  Less current maturities on debt      3,488         2,466
    Total long-term debt              $3,601        $4,737
________________________________________________________________________

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

The Shawmut Term Notes I and II of $7,300,000 carry interest rates of 1 1/2% over the Shawmut's prime rate and are payable in equal monthly principal installments of $152,000 for the next seven months, and 23 equal monthly principal installments of $110,334, with the balance due on February 1, 1998. Shawmut's prime rate was 8.5% and 9% at December 31, 1994 and July 2, 1995, respectively.

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

Scheduled maturities of Shawmut Term Notes (current and long-term debt) as defined in the Loan Agreement are as follows:

________________________________________________________________________
											       Principal
In thousands              Fiscal Years                Installments
  Term Notes payable        1995                          $760  *
					    1996                         1,407
					    1997                         1,324
					    1998                         1,299
__*  The remaining aggregate for 1995.__________________________________

Debt Covenants. The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service ratio, and current ratio. The Loan Agreement also limits additional borrowings and payment of dividends, except for payments to PCI for its Series A Preferred Stock. On March 31, 1995, the Company and Shawmut amended the Loan Agreement (the third amendment) to take into account the creation of certain new subsidiaries of the Company. The Company is currently in compliance with all the covenants and terms as defined in the Loan Agreement.

Note E:  EARNINGS PER SHARE_____________________________________________

For 1995 and 1994, earnings per common share were computed by dividing the net income applicable to common stock by the weighted average number of common shares outstanding and common equivalent shares.

Note F:  INCOME TAXES___________________________________________________

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109, "Accounting for Income Taxes".  As permitted under the rules, prior years' financial statements have not been restated. The components of the income tax expense (benefit) based on the liability method for the six months are as follows:
________________________________________________________________________
									July 2,       July 3,
In thousands                              1995          1994
  Current -  Federal                       $94           $51
	     State                                 23             9
  Deferred - Federal                    (4,374)           -
	     State                               (129)           -
     Total provision                   ($4,386)          $60
________________________________________________________________________

The income tax provision reconciled to the tax computed at statutory rates for the months are summarized as follows:
________________________________________________________________________
											   July 2,       July 3,
In thousands                                        1995           1994
  Federal tax (benefit) at statutory rate
    (35% in 1995 and 1994)                          $1,376         $566
  State income taxes (net of federal tax benefit)       15           13
  Nondeductible charges                                 22           39
  Alternative minimum tax                               90           47
  Utilization of operating loss carryover           (1,386)        (605)
  Adjustment of valuation allowance                 (4,503)          -
    Income tax provision                           ($4,386)         $60
________________________________________________________________________

There is no tax benefit for 1994 of the extraordinary item due to the presence tax operating loss carryovers.

Net deferred tax assets of $4,503,000 and $0 have been recognized in the accompanying Consolidated Balance Sheets at July 2, 1995 and December
31, 1994, respectively.  The components of the net deferred tax assets are as follows:
_____________________________________________________________________
											July 2,     December 31,
In thousands                                      1995         1994
  Total deferred tax assets                    $28,466       $29,852
  Total valuation allowance                    (21,982)      (27,871)
     Total deferred tax asset - net              6,484         1,981
  Total deferred tax liabilities                (1,981)       (1,981)
											$4,503       $    -
________________________________________________________________________

The valuation allowance decreased $5,889,000 during the six month period ended July 2, 1995 and this decrease was primarily related to (1) the re-evaluation of the future utilization of deferred tax assets of $4,503,000, and (2) the utilization of operating loss carryforwards of $1,386,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in judgment about the future realization of deferred tax assets. Based on a re-evaluation of the realizability of the deferred tax assets, the valuation allowance was reduced and a tax benefit of $4,503,000 was recognized in the quarter ended July 2, 1995. Management believes that it is more likely than not that the Company will realize this tax benefit.

The Company has net operating loss carryforwards and tax credit carryovers of approximately $67,853,000 and $3,059,000, respectively, which, if not utilized, will expire at various years up until 2007.

If the Company undergoes an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code, the Company's right to use its then existing net operating loses ("NOLs") is limited during each future year to a percentage of the fair market value of the Company's stock immediately before the owner-ship change. In general, there is an ownership change under Section 382 if over a three-year period certain stockholders increase their percentage owner-ship change of a corporation by more than 50%. The amount of net operating loss carryforwards expected to be utilized resulting in the reduction of the valuation allowance of $4,503,000 assumes an ownership change will take place.

Note G:  SUBSEQUENT EVENTS______________________________________________

On May 18, 1995, the Company received a letter from a patent holder claiming patent infringement. The Company denies any infringement, however, the patent holder may commence a lawsuit against the Company.

In June, 1995, the Company's Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock in an underwritten public offering. If the offering is consummated under the terms presently anticipated, up to an additional 1,000,000 shares of common stock will be issued (not including 450,000 shares that the Underwriters have an option to purchase from the Selling Stockholder to cover any over allotments, if any). Proceeds from the offering will be used, in part, to redeem the 750,000 shares of outstanding Series A Preferred Stock.

On August 7, 1995, Comdial's Registration Statement pertaining to the offering of 3,000,000 shares of Common Stock was declared effective by the Securities and Exchange Commission, after the close of business. The offering price, agreed upon by Comdial, PCI, and its lead underwriter (Rodman & Renshaw, Inc. of New York, NY), was $12.00 per share. Comdial shares began trading on August 9, 1995 at $12.00 per share. Also, the reverse 1 for 3 split of all Common Shares had taken effect. The number of outstanding shares will decrease from approximately 21.9 million to 8.3 million. On August 11, 1995, the entire offering had been sold at the end of the close of the business day. After the redemption of the preferred shares and payment of offering expenses, Comdial will realize a net gain in stockholders' equity of approximately $3,500,000.

On July 28, 1995, the Company's shareholders authorized a one-for-three reverse split of the Company's common stock, to be effective on the date of the prospectus. All references in the financial statements to common share or per share information have not been restated to reflect the reverse stock split.

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

General Development of the Business
Comdial Corporation ("Comdial") is a Delaware corporation based in Charlottesville, Virginia. Comdial is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. Comdial was originally incorporated in Oregon in 1977. In 1982, Comdial reincorporated in Delaware.

Comdial's core business is designing, manufacturing, and marketing a broad line of voice communication products and software based product system solutions to small and medium sized business organizations. These products are sold through a network of approximately 700 Preferred Dealers, 700 Associate Dealers, and several thousand independent interconnects and contractors, who purchase Comdial products from authorized wholesale distributors. End users served through this channel are typically small businesses (under 100 employees), but may also include large businesses, government agencies, and univer-sities who are served by a host PBX or telephone company supplied Centrex system. When a Comdial system is installed behind the host system, it is commonly configured to serve specific departments or call centers.

In the early 1980's, Comdial was known as a manufacturer and supplier of industry standard and decorative residential telephones. In the mid-1980's, Comdial redirected its strategic focus to the small business market.

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

In 1994, Comdial introduced several new products including: The QuickQ Automatic Call Distributor ("ACD") which automatically answers and directs incoming calls; Inntouch DXP specifically for hotel/motel customers which automatically places wake up calls and costs customer telephone calls; and the Tracker premises based paging system which alerts users to incoming calls (via an alphanumeric pager), and instructs users how to retrieve and answer the messages. The
Tracker was the result of a strategic alliance between Comdial and Motorola, Inc.

With the introduction of the Enterprise OAI on the DXP switch, Comdial was able to become an early participant in the computer-telephony integration ("CTI") market. CTI merges the power of advanced telephone systems and computers to provide integrated solutions to common communication needs for various applications. The first turnkey CTI product from Comdial was the E911 emergency dispatch system.

During the fourth quarter of 1994, Comdial announced two new products which extend the power of CTI to local area network ("LAN") environments and desktop personal computers. The first is connectivity software to link DXPs to Novell NetWare (trademark of Novell Corporation) LANs. Later in 1995, Comdial will ship special circuit cards to link personal computers ("PCs") running Microsoft Windows (trademark of Microsoft Corporation) operating systems to Comdial's Impact and DXP. These two products will enable users to utilize off-the-shelf applications software to enhance productivity and improve customer service using computer-enhanced telephony services. In the second quarter of 1995, Comdial began shipping Scout, a new digital wireless multiline telephone for use on the Company's Impact and DXP systems.

The Company sells its products primarily through supply house channels. Supply houses are able to warehouse and efficiently route Comdial products to Comdial-authorized dealers, interconnect companies, major independent telephone companies, and large end-users (e.g. universities, municipalities, and federal government agencies). In marketing its telephone systems, Comdial emphasizes quality backed by the ISO-9001 certification, state-of-the-art features, competitive pricing, and commitment to customer and dealer support.


Comdial's Common Stock is traded over-the-counter and is quoted in the National Association of Security Dealers Automated Quotation System ("Nasdaq") where Comdial's symbol is CMDL.

Results of Operations

  Revenue and Earnings
    (Second Quarter 1995 vs 1994)

The Company's performance for the second quarter of 1995 improved significantly over the comparable period of 1994. Income before income taxes and extraordinary item for 1995 increased by 96% to $1,923,000 as compared with $980,000 for the comparable period in 1994. This increase was primarily attributable to the increase in business systems sales.

Net sales for the second quarter of 1995 increased 34% to $25,442,000, compared with $19,019,000 in the second quarter of 1994. This increase is primarily due to the increase in sales of digital product lines such as the DXP and Impact terminals. Cost of goods increased by $4,291,000 or 33% compared with the same period of 1994, primarily due to the increase in sales.

Selling, general and administrative expenses increased 32% to $4,836,000, compared with $3,663,000 in the second quarter of 1994. This increase was primarily due to: (1) an increase in sales allowances associated with higher sales volume; and (2) an increase in personnel associated with international sales, and the development and marketing of CTI products.

Income tax expense (benefit) in the second quarter of 1995 increased to $77,000 less tax benefit of ($4,503,000) compared with $38,000 for the same period of 1994.

As of July 2, 1995, the deferred tax assets and the valuation allowance were reduced by $1,386,000 through the utilization of operating loss carryforwards and in addition, the valuation allowance was reduced by $4,503,000 based on management's assessment of future taxable income and management's belief that it is "more likely than not" that the Company will realize this tax benefit.

     (Six Months 1995 vs 1994)

The Company reported for the first six months of 1995 net income before income taxes and extraordinary item of $3,193,000 as compared with $1,617,000 for the comparable period in 1994. The Company's improved performance of 97% compared with the same period last year is primarily attributable to the increase in sales of digital products.

Net sales for the first six months of 1995 increased 30% to $47,758,000, compared with $36,658,000 in the same period of 1994. This increase is primarily due to the increase in sales of digital product lines such as the DXP and Impact terminals. In addition, net sales from custom manufacturing increased to $3,444,000, compared with $442,000 for the same period of 1995.

Gross profit increased 28% to $15,378,000, compared with $11,988,000 in the same period of 1994. Gross profit as a percentage of sales for first six months of 1995 was approximately 32.2% compared with 32.7% for the same period of 1994. This decrease was primarily due to product mix and a much higher content of custom manufacturing work which is anufactured at less than normal product margins. While increased levels of custom manufacturing have reduced gross margin, the Company anticipates continuing custom manufacturing in order to offset fixed costs.

Selling, general and administrative expenses increased 24% to $9,180,000, compared with $7,402,000 in the first six months of 1994. This increase was primarily due to: (1) an increase in personnel associated with international sales, and the development and marketing of CTI products; and (2) an increase in sales allowances associated with higher sales volume.

Interest expense decreased 22% for the first six months of 1995 to $555,000, compared with $711,000 in the same period of 1994. This decrease was primarily due to recapitalization, effective on February 1, 1994, that lowered the Company's debt and interest rates and the continual reduction of the Company's indebtedness.

Miscellaneous expense increased 41% to $391,000 for the first six months of 1995, compared with $277,000 for the same period of 1994. This increase was primarily due to higher cash discounts which is a direct result of higher sales. In addition, 1994 amount includes interest income from a note issued to the Company in connection with the sale of the residential telephone line in 1992, which was repaid by December 31, 1994.

Income tax expense (benefit) in the first six months of 1995, decreased to ($4,386,000) compared with $60,000 for the same period of 1994. This difference is primarily due to the recognition of a deferred tax asset of $4,503,000 through a reduction of the valuation allowance and an income tax expense of $117,000.

Extraordinary item, write-off of debt issuance cost, represents debt restructuring costs that were written off during the first quarter of 1994 in connection with the refinancing of the Company's indebtedness to PacifiCorp Credit, Inc. ("PCI"), an affiliate of the Company.

Dividends on preferred stock represent quarterly dividends payable to the holder of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). The Company issued 850,000 shares of Series A Preferred Stock to PCI on February 1, 1994, in exchange for the cancellation of $8,500,000 of the Company's indebtedness to PCI. Dividends for the first six months of 1995, were $285,000 compared with $267,000 for the same period of 1994.

Management hopes that the factors which have led to significant increases in sales, net income and earnings per share for the first six months of 1995 will continue to influence performance positively for the majority of the year. The Company hopes to continue to improve sales by: (1) releasing new products and current-product enhancements, such as the Scout, and Automatic Call Distribution software as well as a larger version of the DXP; (2) increasing sales of DXP, Impact, and digital products; and (3) increasing international sales.

Liquidity

The Company is indebted to Shawmut Capital Corporation ("Shawmut"), formerly known as Barclays Business Credit, Inc., which holds substantially all of the Company's indebtedness. Prior to February 1, 1994, PCI held substantially all of the Company's indebtedness. The Company and Shawmut entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement Shawmut agreed to provide the Company with a $6,000,000 term loan (the "Term Note") and a revolving credit loan facility in an amount up to $9,000,000 (the "Revolver"). The PCI indebtedness was paid off through the use of funds generated from operations of $6,000,000, funds borrowed from Shawmut of $6,709,453, and the cancellation of the remaining $8,500,000 of debt in exchange for the issuance of Series A Preferred Stock (see note D to Financial Statements).

On April 29, 1994, the Company and Shawmut amended the Loan Agreement to permit the Company to borrow an additional $1,300,000 under the Term Note to finance the purchase of additional surface mount technology equipment.

The Shawmut term loans of $7,300,000 carry interest rate of 1 1/2% over Shawmut's prime rate and are payable in equal monthly principal installments of $152,000 up to February 1, 1996, and 23 equal monthly principal installments of $110,334, with the balance due on February 1, 1998.

The Shawmut revolving credit facility carries an interest rates of 1% over Shawmut's prime rate. As of July 2, 1995, the Company had borrowed $1,282,000 under the revolving credit facility and had approximately $6,766,000 of additional borrowing capacity (see Note D to Consolidated Financial Statements).

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

The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
________________________________________________________________________
In thousands                           July 2, 1995    December 31 ,1994
  Cash and cash equivalents                 $91             $1,679
  Current maturities on debt              3,488              2,466
  Working capital                        14,038             11,631
________________________________________________________________________

Cash and cash equivalents decreased primarily due to the use of cash to purchase additional material to meet the increased production rate in the first quarter of 1995. All operating cash requirements are currently being funded through the Shawmut Revolver. Current maturities on debt includes the Revolver balance of $1,282,000, which was zero at December 31, 1994. Working capital increased by $2,407,000 due primarily to the increase in accounts receivable and inventory which relates directly to the increase in sales during this period.

Accounts receivable increased by 34% or $2,920,000, compared to December 31, 1994. This increase was primarily due to the increase in sales of 30% for the first six months of 1995.

Prepaid expenses and other current assets is higher by 32% or $328,000, primarily due to prepaid costs relating to insurance, rent, and royalties.

Deferred tax asset and liability relates to the Company recognizing in the second quarter of 1995, the utilization of net operating losses ("NOL's") for future periods (reference Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"). Prior to July 2, 1995, the Company did not recognize any reduction in the valuation allowance primarily due to the uncertainty as to whether the Company would generate taxable income during the carry-forward period.

Accrued promotional allowance decreased by 30% or $473,000 primarily due to payments made to the Company's major distributors for volume rebates relating to 1994 sales.

On July 28, 1995, the Company held a special shareholders meeting to amend the Company's Restated Certificate of Incorporation to effect a one-for-three reverse stock split. Also, the Company and underwriters in connection with the stock split are offering to sell 3,000,000 shares (post-split) of Common Stock. 2,000,000 of which belong to PacifiCorp Credit, Inc.("PCI") and another 1,000,000 new shares to be sold by the Company. The Company will use its proceeds to (1) redeem Preferred Stock held by PCI and (2) pay for the offering and future working capital needs. Management believes this will improve not only the Company's position but also increase the value of the Company's Common Stock for its stockholders. The Company will benefit in the following ways: (1) the elimination of dividends on preferred stock, (2) the effect of the stock split will increase earnings per share because of the lower weighted average of common outstanding shares, (3) Owners' Equity will be increased by the additional proceeds received from the offering, and (4) the elimination of PCI's ability to dilute the Common Stock by converting shares of the Preferred Stock to shares of Common Stock.

During 1995 and 1994, all of the Company's sales, net income and loss, and identifiable net assets are attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

Capital expenditures in the first six months of 1995 and fiscal year 1994 were $838,000 and $2,367,000, respectively. Capital additions for 1995 and 1994 were provided by funds from operations, capital leasing, and borrowing from Shawmut. The Company anticipates spending approximately $3,000,000 on capital expenditures during 1995 which includes equipment for manufacturing and technology.

The Company plans to fund all future capital expenditure additions through working capital from Shawmut and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

		 COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

  ITEM 4.  Submission of Matters to a vote by Security Holders

    (a) On April 27, 1995, the Company held its annual meeting of shareholders in the Ballroom at the Boar's Head Inn, Route 250 West, Charlottesville, Virginia 22905. The following matters were voted upon:

	  1. The following directors were elected to serve additional terms: Michael C. Henderson, William G. Mustain, William
	      E. Porter, and John W. Rosenblum.

	      Directors whose term of office continued after the meeting: A. M. Gleason and Dianne C. Walker.

	  2. The Certificate of Incorporation of the Company was approved as restated in the proxy.

	  3. The firm of Deloitte & Touche LLP was approved as the independent public auditors of the Company.

	  Shares of Common Stock were voted as follows:

	  Item 1: (Election of Board of Directors)
					     Total Vote For   Total Vote Withheld
	  Michael C. Henderson    19,048,478           49,039
	  William G. Mustain      19,049,078           48,439
	  William E. Porter       19,048,878           48,639
	  John W. Rosenblum       19,047,478           50,039

	  Item 2: (Restated Certificate of Incorporation)
	  For -                   18,343,621
	  Against -                  415,974
	  Abstain -                   66,948

	  Item 3: (Selection of Independent Auditors)
	  For -                   18,980,964
	  Against -                   99,730
	  Abstain -                   16,823


      (b) On July 28, 1995, the Company held a special shareholders meeting at the Courtyard by Marriott, 638 Hillsdale Drive,
Charlottesville, Virginia 22901.

	  1. The matter voted upon at the meeting was to amend the Company's Restated Certificate of Incorporation to effect a one-for-three reverse stock split while maintaining the current number of authorized shares of Common Stock. The motion was passed by 88% of the shares entitled to vote which resulted in shares voted of 18,723,074 for, 349,291 against, 69,351 abstain, and 2,114,871 not voted which counted as a vote against.

ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)
    3.  Exhibits Included herein:

     (3)   Articles of Incorporation and bylaws:

	3.1 Restated Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on May 17, 1995.

	3.2 Amendment to the Restated Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on August 4, 1995.

     (10)  Material Contracts:

       10.1 Amendment No. 3 to the Loan Restructuring Agreement dated March 31, 1995, among Registrant and Shawmut Capital Corporation.

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

							Comdial Corporation
							   (Registrant)

Date:  August 15, 1995                        By:  /s/ Wayne R. Wilver
					      Wayne R. Wilver
					      Senior Vice President,
					      Chief Financial Officer,
					      Treasurer and Secretary