Form 10-Q
period 1995-10-01
COMDIAL CORP
filed 1995-11-13
CIK 230131

United States
						      SECURITIES AND EXCHANGE COMMISSION
								 Washington, D.C.  20549

										      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     October 1, 1995

											  OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________

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

Registrant's telephone number, including area code:(804) 978-2200

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X    No ___

				APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 8,087,629 common shares as of October 1, 1995.

					COMDIAL CORPORATION AND SUBSIDIARIES

									   INDEX
																       PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   October 1, 1995 and December 31, 1994             3

	   Consolidated Statements of Operations
	   for the Three and Nine Months ended
	   October 1, 1995 and October 2, 1994               4

	   Consolidated Statements of Cash Flows
	   for the Nine Months ended
	   October 1, 1995 and October 2, 1994               5

	   Notes to Consolidated Financial Statements        6-11


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations    12-19



PART II - OTHER INFORMATION

  ITEM 2.  Changes in Securities                            20

  ITEM 6:  Exhibits and Reports on Form 8-K                 20

				   COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
															     *
																 October 1,   December 31,
In thousands except par value                          1995         1994
[S]                                                     [C]          [C]
Assets
  Current assets
    Cash and cash equivalents                         $1,746       $1,679
    Accounts receivable - net                         10,788        6,637
    Inventories                                       17,802       16,869
    Prepaid expenses and other current assets          1,552        1,014
      Total current assets                            31,888       26,199

   Property - net                                     13,106       13,668
   Deferred tax asset - net                            6,484          -
   Other assets                                        2,329        2,393
     Total assets                                    $53,807      $42,260

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                                  $6,356       $6,977
    Accrued payroll and related expenses               1,486        1,373
    Accrued promotional allowances                     1,401        1,592
    Other accrued liabilities                          1,985        2,160
    Current maturities of debt                         2,262        2,466
      Total current liabilities                       13,490       14,568

  Long-term debt                                       3,137        4,737
  Deferred tax liability                               1,981          -
  Long-term employee benefit obligations               1,810        1,912

  Commitments and contingent liabilities
      Total liabilities                               20,418       21,217

  Stockholders' equity
    Series A 7-1/2% preferred stock ($10.00 par
      value),(Authorized shares 2,000; issued 0
      shares)                                            -          7,500
    Common stock ($0.01 par value) and paid-in
      capital(Authorized 30,000 shares; issued
      shares: 1995 = 8,088; 1994 = 6,984 (1))        111,208      100,320
      Other                                           (1,366)        (942)
      Accumulated deficit                            (76,453)     (85,835)
	Total stockholders' equity                    33,389       21,043
	Total liabilities and stockholders' equity   $53,807      $42,260
* Condensed from audited financial statements.
(1) Changed to reflect 1 for 3 reverse stock split.

  The accompanying notes are an integral part of these financial statements.

				    COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)
													Three Months Ended  Nine Months Ended
													  Oct. 1,  Oct. 2,   Oct. 1,   Oct. 2,
In thousands except per share amounts       1995     1994      1995      1994
[S]                                          [C]      [C]       [C]       [C]
Net sales                                 $25,235  $20,660   $72,993   $57,318
Cost of goods sold                         17,181   14,277    49,561    38,947
    Gross profit                            8,054    6,383    23,432    18,371

Operating expenses
  Selling, general & administrative         4,707    3,653    13,887    11,055
  Engineering, research & development       1,048    1,008     3,107     2,989
    Operating income                        2,299    1,722     6,438     4,327

Other expense (income)
  Interest expense                            242      301       797     1,012
  Miscellaneous expense                       216      159       607       436
Income before income taxes and
  extraordinary item                        1,841    1,262     5,034     2,879
Income tax expense (benefit)                   37       17    (4,349)       77
Income before extraordinary item            1,804    1,245     9,383     2,802
Extraordinary item, write-off of  debt
  issuance cost                               -         -        -         389
    Net income                              1,804    1,245     9,383     2,413
Dividends on preferred stock                   65      162       350       429
    Net income applicable to common stock  $1,739   $1,083    $9,033    $1,984

Earnings per common share and common equivalent share: (1)
    Primary:
      Income before extraordinary item      $0.22    $0.15     $1.21     $0.32
      Extraordinary item                       -        -         -      (0.05)
	Net income per common share                $0.22    $0.15     $1.21     $0.27
    Fully diluted                           $0.22    $0.15     $1.14     $0.27

Weighted average common shares outstanding:
    Primary                                 7,910    7,231     7,482     7,246
    Fully diluted                           8,307    7,231     8,239     7,246

(1) All periods presented have been adjusted to reflect the 1 for 3 reverse stock split.

  The accompanying notes are an integral part of these financial statements.

					   COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
																   October 1,  October 2,
In thousands                                            1995        1994
[S]                                                      [C]         [C]
Cash flows from operating activities:
  Cash received from customers                         $72,522     $57,450
  Other cash received                                      591       1,092
  Interest received                                         21          50
  Cash paid to suppliers and employees                 (72,344)    (54,831)
  Interest paid on debt                                   (585)       (822)
  Interest paid under capital lease obligations           (141)       (227)
  Income taxes paid                                       (154)       (163)
    Net cash provided (used) by operating activities       (90)      2,549
Cash flows from investing activities:
  Proceeds from the sale of equipment                        1         206
  Capital expenditures                                  (1,498)     (1,968)
    Net cash used by investing activities               (1,497)     (1,762)
Cash flows from financing activities:
  Proceeds from borrowings                                 -         7,300
  Net borrowings under revolver agreement                  198       1,444
  Proceeds from issuance of common stock                11,308         184
  Preferred stock redemption                            (7,500)        -
  Principal payments on debt                            (1,520)    (14,060)
  Principal payments under capital lease obligations      (482)       (429)
  Preferred dividends paid                                (350)       (627)
    Net cash provided (used) in financing activities     1,654      (6,188)
Net increase (decrease) in cash and cash equivalents        67      (5,401)
Cash and cash equivalents at beginning of year           1,679       5,474
Cash and cash equivalents at end of period              $1,746         $73

Reconciliation of net income to net cash provided by operating activities:
Net Income                                              $9,383      $2,413
  Depreciation and amortization                          2,728       2,997
  Increase in accounts receivable                       (4,151)     (3,227)
  Inventory provision                                    1,990         970
  Increase in inventory                                 (2,923)     (1,461)
  Increase in other assets                              (1,143)     (1,176)
  Increase in deferred tax asset                        (6,484)        -
  Increase (decrease) in accounts payable                 (621)      1,245
  Increase in other liabilities                          1,626         634
  Increase (decrease) in paid-in capital and other equity (495)        154
    Total adjustments                                   (9,473)        136
Net cash provided (used) by operating activities          $(90)     $2,549

   The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				      NINE MONTHS ENDED OCTOBER 1, 1995 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_____________________________________

     The financial information included as of October 1, 1995 and for the three and nine months ended October 1, 1995 and October 2, 1994 included herein is unaudited. The financial information reflects all normal recurring adjustments except for Statement of Financial Accounting Standards ("SFAS") No. 109 which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to the Stockholders for the year ended December 31, 1994. The consolidated financial statements for 1995 should be read in conjunction with the 1994 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1994. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. The results of operations for the nine months ended October 1, 1995 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES____________________________

      Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows. The Company considers outstanding checks to be a bank overdraft. Bank overdrafts are outstanding checks that have not cleared the bank or been funded by the revolving credit facility (see Note D). At October 1, 1995 and December 31, 1994, bank overdrafts increased accounts payable by $2,186,000 and $1,099,000, respectively.

Note C:  INVENTORIES___________________________________________________________

     Inventories consisted of the following:
__________________________________________________________________
								   October 1,    December 31,
In thousands                             1995           1994

  Finished goods                        $3,055         $2,936
  Work-in-process                        4,085          4,455
  Materials and supplies                10,662          9,478
     Total                             $17,802        $16,869
_________________________________________________________________

Note D:  BORROWINGS____________________________________________________________

     Since February 1, 1994, Shawmut Capital Corporation ("Shawmut"), formerly known as Barclays Business Credit, Inc., held substantially all of the Com-pany's indebtedness. Prior to February 1, 1994, PacifiCorp, through its in-direct subsidiary, PacifiCorp Credit, Inc. ("PCI"), held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consisted of the following:
_________________________________________________________________
								   October 1,    December 31,
In thousands                             1995          1994
  Notes payable to Shawmut
    Term notes I and II                $4,334        $5,854
    Revolving credit                      198            -
  Capitalized leases                      867         1,349
    Total debt                          5,399         7,203
  Less current maturities on debt      _2,262         2,466
    Total long-term debt               $3,137        $4,737
_________________________________________________________________

      On December 23, 1993, the Company and PCI entered into an agreement (the "Equity Agreement"), pursuant to which, among other things, PCI agreed to ac-cept 850,000 shares of a newly designated Series A 7 1/2% Cumulative Conver-tible Redeemable Preferred Stock ("Series A Preferred Stock") of the Company in exchange for the cancellation of $8,500,000 of the Company's existing indebtedness to PCI (which was a non-cash transaction).

     On February 1, 1994, the Company and Shawmut entered into a loan and security agreement ("Loan Agreement") pursuant to which Shawmut agreed to provide the Company with a $6,000,000 term loan ("Term Note I") and a $9,000,000 revolving credit loan facility. The Company's principal balance of its indebtedness on February 1, 1994 to PCI was $21,209,453, which was paid by using cash generated from operations of $6,000,000, cash borrowed from Shawmut of $6,709,453, and the cancellation of the remaining debt of $8,500,000 with the issuance of Preferred Stock. In December 1994, the Company received proceeds of $1,000,000 from Cortelco International, Inc. ("Cortelco") relating to the sale of the electromechanical product line in 1992. The Company used the proceeds to repurchase 100,000 shares of the Redeemable Preferred Stock.

     On April 29, 1994, the Company and Shawmut amended the Loan Agreement to permit the Company to borrow an additional $1,300,000 under the Term Note ("Term Note II") to finance the purchase of additional surface mount technology equipment. The Company is repaying the additional advance in 44 consecutive monthly payments of $27,000. The Company began making payments on June 1, 1994 with the balance due on February 1, 1998.

     The Shawmut Term Notes I and II carry interest rates of 1 1/2% over Shawmut's prime rate and are payable in equal monthly principal installments of $152,000 for the next four months, and 23 equal monthly principal installments of $110,334, with the balance due on February 1, 1998.

     The Shawmut revolving credit facility carries an interest rate of 1% over Shawmut's prime rate. Availability under the revolving credit facility is based on eligible accounts receivable and inventory, less funds already borrowed. The Company's total indebtedness to Shawmut (term notes plus revolving credit facility) may not exceed $14,000,000. Shawmut's prime rate was 8.5% and 8.75% at December 31, 1994 and October 1, 1995, respectively.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease.

     Scheduled maturities of Shawmut Term Notes (current and long-term debt) as defined in the Loan Agreement are as follows:
_________________________________________________________________
						     Principal
In thousands                        Fiscal Years    Installments
  Term Notes payable                1995               $304  *
								1996              1,407
								1997              1,324
								1998              1,299
__*  The remaining aggregate for 1995.___________________________

Debt Covenants. The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service ratio, and current ratio. The Loan Agreement also limits additional borrowings and payment of dividends, except for payments that were made to PCI for its Series A Preferred Stock. On March 31, 1995, the Company and Shawmut amended the Loan Agreement (the third amendment) to take into account the creation of certain new subsidiaries of the Company. The Company is currently in compliance with all the covenants and terms as defined in the Loan Agreement.

Note E:  EARNINGS PER SHARE____________________________________________________

     Primary earnings per share are computed by dividing income attributable to common shareholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they have dilutive effect) the effect of common shares contingently issuable, primarily from stock options.

     The fully diluted earnings per share computation reflects the effect of the conversion of Series A Preferred Stock in periods in which such exercise would cause dilution. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

Note F:  INCOME TAXES__________________________________________________________

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109, "Accounting for Income Taxes". As permitted under the rules of the statement, prior years' financial statements have not been restated. The components of the income tax expense (benefit) based on the liability method for the nine months are as follows:
_________________________________________________________________
					 October 1,    October 2,
In thousands                                1995          1994
  Current -  Federal                       $123           $62
		    State                           31            15
  Deferred - Federal                     (4,374)           -
			   State                         (129)          _-_
     Total provision                    ($4,349)          $77
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the months are summarized as follows:

_________________________________________________________________
													 October 1,    October 2,
In thousands                                1995          1994
  Federal tax (benefit) at statutory
    rate (35% in 1995 and 1994)            $1,762        $1,008
  State income taxes (net of federal
    tax benefit)                               20            16
  Nondeductible charges                        28            27
  Alternative minimum tax                     116            73
  Utilization of operating loss carryover  (1,772)       (1,047)
  Adjustment of valuation allowance        (4,503)          _-_
    Income tax provision                  ($4,349)          $77
_________________________________________________________________


     There is no tax benefit for 1994 of the extraordinary item due to the presence of tax operating loss carryovers.

     Net deferred tax assets of $4,503,000 and $0 have been recognized in the accompanying Consolidated Balance Sheets at October 1, 1995 and December 31,
1994, respectively.  The components of the net deferred tax assets are as follows:
_________________________________________________________________
												       October 1,  December 31,
In thousands                               1995          1994
  Total deferred tax assets              $28,080       $29,852
  Total valuation allowance              (21,596)      (27,871)
     Total deferred tax asset - net        6,484         1,981
  Total deferred tax liabilities          (1,981)       (1,981)
													 $4,503       $    -
_________________________________________________________________

     The valuation allowance decreased $6,275,000 during the nine month period ended October 1, 1995 and this decrease was primarily related to (1) the re-evaluation of the future utilization of deferred tax assets of $4,503,000, and
(2) the utilization of operating loss carryforwards of $1,772,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in judgment about the future realization of deferred tax assets. Based on a re-evaluation of the realizability of the deferred tax assets, the valuation allowance was reduced and a tax benefit of $4,503,000 was recognized in the quarter ended July 2, 1995. Management believes that it is more likely than not that the Company will realize this tax benefit.

     The Company has net operating loss carryforwards and tax credit carryovers of approximately $67,134,000 and $3,029,000, respectively, which, if not utilized, will expire at various years up until 2007.

     If the Company undergoes an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code, the Company's right to use its then existing net operating losses ("NOLs") is limited during each future year to a percentage of the fair market value of the Company's stock immediately before the ownership change. In general, there is an ownership change under Section 382 of a corporation if over a three-year period certain stockholders percentage ownership changes by more than 50%.

Note G:  Capital Stock     ____________________________________________________

     In August 1995, the Company completed a public offering of 3,000,000 shares of Common Stock (the "Offering") at $12.00 per share. Of the 3,000,000 shares of Common Stock, 2,000,000 were offered by PCI and 1,000,000 newly issued shares by the Company.

     The net proceeds to the Company from the Offering were $11,200,000. A portion of the proceeds were used to redeem all of the Series A Preferred Stock, pay accumulated dividends, and pay offering cost. The remaining proceeds were used for general corporate and working capital purposes.

     Concurrent with the Offering, the Company declared a one-for-three reverse stock split of the Company's Common Stock. The effect of the Offering and reverse stock split was a decrease in the number of outstanding shares from approximately 21.3 million to 8.1 million. All per share data has been adjusted for the reverse stock split.

			     COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. This review should be read in conjunction with the financial state-ments and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented.

General Development of the Business

     Comdial Corporation (the "Company") is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, and distribution of advanced telecommunications products for general business and hospitality markets, and a leading participant in the emerging market for system solutions based on computer-telephony integration ("CTI"). The Company was originally incorporated in Oregon in 1977. In 1982, the Company reincorporated in Delaware.

     The Company's core business is designing, manufacturing, and marketing a broad line of voice communication products and software based product system solutions to small and medium sized business organizations. These products are sold through a network of approximately 1500 affiliated dealers, and several thousand independent contractors, who purchase the Company's products from authorized wholesale distributors. End users served through this channel are typically small businesses (under 100 employees), but may also include large businesses, government agencies, and universities who are served by a host PBX or telephone company supplied Centrex system. When a Comdial system is installed behind the host system, it is commonly configured to serve specific departments or call centers.

     In the early 1980's, the Company was known as a manufacturer and supplier of industry standard and decorative residential telephones. In the mid-1980's, the Company redirected its strategic focus to the small business market. In the 1990's, the Company is broadening its market focus to encompass larger organizations and software as well as hardware products.

     In 1992, the Company introduced the Impact product, a high quality, digital telephone family which functions on Comdial digital systems and provides a variety of sophisticated yet user-friendly features. In 1993, the Company introduced an Open Application Interface ("OAI") toolkit, known as the Enterprise Developer's Toolkit, allowing third-party software developers to create application packages for specialized markets.

     In 1994, the Company introduced several new products including: The QuickQ Automatic Call Distributor ("ACD") which automatically answers and directs incoming calls; Inntouch DXP specifically for hotel/motel customers which automatically places wake up calls and costs customer telephone calls; and the Tracker premises based paging system which alerts users to incoming calls (via an alphanumeric pager), and instructs users how to retrieve and answer the messages. The Tracker was the result of a strategic alliance between the Company and Motorola, Inc.

     With the introduction of the Enterprise OAI on the DXP switch, the Company was able to become an early participant in the CTI market. CTI merges the power of advanced telephone systems and computers to provide integrated solu-tions to common communication needs for various applications. The first turnkey CTI product from the Company was the E911 emergency dispatch system.

     During the second quarter of 1995, the Company began commercial shipments of enterprise for telephony services ("ETS"). ETS is connectivity software which links DXP digital switch to Novell NetWare (trademark of Novell Corporation) local area networks ("LAN"). Later in 1995, Comdial will ship special circuit cards to link personal computers ("PCs") running Microsoft Windows (trademark of Microsoft Corporation) operating systems to Comdial's Impact and DXP. These two products will enable users to utilize off-the-shelf applications software to enhance productivity and improve customer service using computer-enhanced telephony services. Also, the Company began shipping Scout, a new digital wireless multiline telephone for use on the Company's Impact and DXP systems. In the third quarter of 1995, the Company began shipping the DXP Plus which doubles the CTI connectivity of current DXP platforms. Also, the Company announced that it was accepting orders for the PATI 3000 (PC And Telephone Interface). The PATI 3000 is a low cost CTI product for a fast growing small and home office market. The PATI 3000 links analog telephones to personal computers (PCs) that run Microsoft Windows or Windows 95 operating systems.

     The Company sells its products primarily through supply house channels. Supply houses are able to warehouse and efficiently route the Company's products to Comdial-authorized dealers, interconnect companies, major indepen-dent telephone companies, and large end-users (e.g. universities, municipali-ties, and federal government agencies). In marketing its telephone systems, the Company emphasizes quality backed by the ISO-9001 certification, state-of-the-art features, competitive pricing, and commitment to customer and dealer support.

     The Company's Common Stock is traded over-the-counter and is quoted in the National Association of Security Dealers Automated Quotation System ("Nasdaq") where Comdial's symbol is CMDL.

Results of Operations

  Revenue and Earnings
Third Quarter 1995 vs 1994

     The Company's performance for the third quarter of 1995 improved significantly over the comparable period of 1994. Income before income taxes and extraordinary item for 1995 increased by 46% to $1,841,000 as compared with $1,262,000 for the comparable period in 1994. This increase was primarily attributable to the increase in business systems sales.

     Net sales for the third quarter of 1995 increased 22% to $25,235,000, compared with $20,660,000 in the third quarter of 1994. This increase is primarily due to the increase in sales of digital product lines such as the DXP and Impact terminals, plus the increase in custom manufacturing and the increased demand for CTI products.

     Gross profit increased 26% to $8,054,000, compared with $6,383,000 in the third quarter of 1994. This increase was primarily attributable to the higher sales of digital product systems which have a higher product margin.

     Selling, general and administrative expenses increased 29% to $4,707,000, compared with $3,653,000 in the third quarter of 1994. This increase was primarily due to: (1) an increase in sales allowances associated with higher sales volume; and (2) an increase in personnel associated with international sales, customer support, and the development and marketing of CTI products.

     Miscellaneous expenses increased 36% to $216,000, compared with $159,000 in the third quarter of 1994. This increase was primarily due to the increase in cash discounts which relates directly to the increase in sales to the Company's main distributors.

     Income tax expense (benefit) in the third quarter of 1995 increased to $37,000 compared with $17,000 for the same period of 1994, primarily due to additional taxable income.

     Dividends on preferred stock represent quarterly dividends payable to the holder of Series A Preferred Stock. Dividends for the third quarter of 1995 decreased 60% to $65,000, compared with $162,000 for the same period of 1994. This decrease was due to the redemption of PacifiCorp Credit, Inc.'s ("PCI") 750,000 shares of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). On August 11, 1995, Comdial paid all dividends associated with the Series A Preferred Stock and redeemed the 750,000 shares. Comdial will no longer have any dividend payments associated with the Series A Preferred Stock.

Nine Months 1995 vs 1994

     The Company reported, for the first nine months of 1995, a 75% increase in net income before income taxes and extraordinary item of $5,034,000 as compared with $2,879,000 for the comparable period in 1994. This increase was primarily attributable to the increase in sales of digital products.

     Net sales for the first nine months of 1995 increased 27% to $72,993,000, compared with $57,318,000 in the same period of 1994. This increase is primarily due to the increase in sales of digital product lines such as the DXP and Impact terminals. The Company is seeing a strong trend toward digital technology. For the first nine months, sales of digital terminals and systems increased approximately 51%, while analog terminals and systems decreased approximately 12% compared with the same period of 1994. In addition, net sales from custom manufacturing increased to $5,103,000, compared with $1,178,000 for the same period of 1995. Cost of goods sold increased 27% to $49,561,000 compared with $38,947,000 in the same period of 1994, which is a direct correlation to the sales increase.

     Gross profit increased 28% to $23,432,000, compared with $18,371,000 in the same period of 1994. Gross profit as a percentage of sales for the first nine months of 1995 and 1994 was 32.1%. Again this increase was primarily attributable to the increase in digital product sales.

     Selling, general and administrative expenses increased 26% to $13,887,000, compared with $11,055,000 in the first nine months of 1994. This increase was primarily due to: (1) an increase in personnel associated with international sales, customer support, and the development and marketing of CTI products; and
(2) an increase in sales allowances associated with higher sales volume.

     Interest expense decreased 21% for the first nine months of 1995 to $797,000, compared with $1,012,000 in the same period of 1994. This decrease was primarily due to the continued reduction of the Company's indebtedness and the Company's ability to generate enough funds to minimize its use of the revolving credit facility with Shawmut Capital Corporation ("Shawmut"), formerly known as Barclays Business Credit, Inc.

     Miscellaneous expense for the first nine months of 1995, increased 39% to $607,000, compared with $436,000 for the same period of 1994. This increase was primarily due to higher cash discounts which is a direct result of higher sales. In addition, the 1994 amount included interest income of ($93,000) from a note issued to the Company in connection with the sale of the electro-mechanical telephone line in 1992, which was repaid by December 31, 1994.

     Income tax expense (benefit) in the first nine months of 1995, decreased to a benefit of ($4,349,000) compared with an expense of $77,000 for the same period of 1994. This decrease was primarily due to the recognition of a deferred tax asset through a reduction of the valuation allowance.

     As of July 2, 1995, the valuation allowance was reduced by $4,503,000 based on management's assessment of future taxable income and management's belief that it is "more likely than not" that the Company will realize this tax benefit.

     Extraordinary item, write-off of debt issuance cost, represents debt issuance costs that were written off during the first quarter of 1994 in connection with the refinancing of the Company's indebtedness to PCI.

     Dividends on preferred stock for the first nine months of 1995 was based on 750,000 shares of Series A Preferred Stock. The Company originally issued 850,000 shares of Series A Preferred Stock to PCI on February 1, 1994, in exchange for the cancellation of $8,500,000 of the Company's indebtedness to PCI. In December 1994, the Company received proceeds of $1,000,000 from Cor-telco International, Inc. ("Cortelco") relating to the sale of the electro-mechanical product line in 1992. The Company used the proceeds to purchase from PCI 100,000 shares of the Redeemable Preferred Stock.

     Dividends for the first nine months of 1995, were $350,000 compared with $429,000 for the same period of 1994. On August 11, 1995, Comdial paid all dividends associated with the Series A Preferred Stock and redeemed the 750,000 shares. The Company will no longer have any dividend payments associated with the Series A Preferred Stock.

     Management anticipates that the factors which have led to significant increases in sales, net income and earnings per share for the first nine months of 1995 will continue to influence performance positively for the balance of the year. The Company plans to continue to improve sales by: (1) introducing and shipping new products and product enhancements; (2) increasing sales of DXP, Impact, and digital products; and (3) increasing international sales.

Liquidity

     The Company is indebted to Shawmut which holds substantially all of the Company's indebtedness. Prior to February 1, 1994, PCI held substantially all of the Company's indebtedness. The Company and Shawmut entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement Shawmut provided the Company with a $6,000,000 term loan (the "Term
Note I") and a revolving credit loan facility in an amount up to $9,000,000 (the "Revolver") (see note D to Financial Statements).

     On April 29, 1994, the Company and Shawmut amended the Loan Agreement to permit the Company to borrow an additional $1,300,000 under the term note ("Term Note II") to finance the purchase of additional surface mount technology equipment.

     The Shawmut Term Notes I and II carry an interest rate of 1 1/2% over Shawmut's prime rate and are payable in equal monthly principal installments of $152,000 up to February 1, 1996, and 23 equal monthly principal installments of $110,334, with the balance due on February 1, 1998.

     The Shawmut revolving credit facility carries an interest rate of 1% over Shawmut's prime rate. As of October 1, 1995, the Company had borrowed $198,000 under the revolving credit facility and had approximately $8,802,000 of additional borrowing capacity.

     The Company's indebtedness to Shawmut is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and all other assets. The Loan Agreement with Shawmut also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service coverage ratio, and current ratio. Among other restrictions, the Loan Agreement limits additional borrowings and payment of dividends, except for dividend payments which were paid to PCI for their Series A Preferred Stock.

     The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
_________________________________________________________________
In thousands                 October 1, 1995    December 31 ,1994
  Cash and cash equivalents       $1,746             $1,679
  Current maturities on debt       2,262              2,466
  Working capital                 18,398             11,631
_________________________________________________________________

     All operating cash requirements are currently being funded through the Shawmut Revolver. Current maturities on debt include the Revolver balance of $198,000, which was zero at December 31, 1994. Working capital increased by $6,767,000 due primarily to the increase in accounts receivable and inventory which relates directly to the increase in sales during this period.

     Accounts receivable increased by 63% or $4,151,000, compared to December 31, 1994. This increase was primarily due to the increase in sales and the timing of shipments for the third quarter.

     Prepaid expenses and other current assets is higher by 53% or $538,000, primarily due to prepaid costs relating to insurance, rentals, and royalties.

     Deferred tax asset and liability relates to the Company recognizing in the second quarter of 1995, the expected utilization of net operating losses ("NOL's") for future periods (reference Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"). Prior to July 2, 1995, the Company did not recognize any reduction in the valuation allowance primarily due to the uncertainty as to whether the Company would generate taxable income during the carryforward period.

     On July 28, 1995, the Company held a special shareholders meeting to amend the Company's Restated Certificate of Incorporation to effect a one-for-three reverse stock split. Also, the Company and underwriters in connection with the stock split sold 3,000,000 shares (post-split) of Common Stock. 2,000,000 of which were owned by PCI and another 1,000,000 new shares sold by the Company. The Company used its net proceeds to (1) redeem Series A Preferred Stock of 750,000 shares held by PCI, (2) pay the accumulated dividends relating to the Series A Preferred Stock for the third quarter of $65,000 and (3) cover the offering cost and future working capital needs. Management believes that this has improved not only the Company's financial position but also increased the shareholders value. The Company has benefited in the following ways: (1) dividends on Series A Preferred Stock were eliminated, (2) the reverse stock split has increased earnings per share because of the lower weighted average of common outstanding shares, (3) Stockholders' Equity has increased by the additional proceeds received from the offering, and (4) PCI's ability to dilute the Common Stock by converting shares of the Preferred Stock to shares of Common Stock was eliminated.

     During 1995 and 1994, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.


Capital Resources

     Capital expenditures in the first nine months of 1995 and fiscal year 1994 were $1,331,000 and $2,367,000, respectively. Capital additions for 1995 and 1994 were provided by funds from operations, capital leasing, and borrowings from Shawmut. The Company anticipates spending approximately $3,000,000 on capital expenditures during 1995 which includes equipment for manufacturing and technology.

     The Company plans to fund all future capital expenditure additions through working capital from Shawmut and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

			      COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

  ITEM 2.  Changes in Securities

    Reference is made to Note G of notes to the Consolidated financial
    Statements.

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

												    Comdial Corporation
												       (Registrant)

Date:  November 13, 1995                By:  /s/ Wayne R. Wilver
													    Wayne R. Wilver
													    Senior Vice President,
													    Chief Financial Officer,