Form 10-K405
period 1995-12-31
COMDIAL CORP
filed 1996-03-26
CIK 230131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1996 was approximately $61,115,000 (See Item 5). Indicate the number of shares of Common Stock outstanding as of March 12, 1996: 8,146,894.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Comdial's 1995 Annual Report to the Stockholders is incorporated by reference under Part II and portions of Comdial's Definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, are incorporated by reference under Part III of this Form 10-K.

------------------------------------------------------------------------------

TABLE OF CONTENTS
------------------------------------------------------------------------------

Part I

     Item 1.      Business                                                 4
           (a)    General Development of Business                          4
                     Industry Background                                   4
                     Strategy                                              6
           (b)    Financial Information About Industry Segment             9
                     Product Sales Information                             9
           (c)    Narrative Description of Business                        9
                     Products                                              9
                        Business Systems                                   9
                        Proprietary and Specialty Terminals               12
                        Custom Manufacturing                              13
                        Other                                             13
                     Sales and Marketing                                  13
                     Engineering, Research and Development                15
                     Manufacturing and Quality Control                    15
                     Competition                                          16
                     Intellectual Property                                16
                     Employees                                            17

     Item 2.      Properties                                              17

     Item 3.      Legal Proceedings                                       18

     Item 4.      Submission of Matters to a Vote of Security Holders     18

------------------------------------------------------------------------------


Part II

     Item 5.      Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                     19

     Item 6.      Selected Financial Data                                 19

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     19

     Item 8.      Financial Statements and Supplementary Data             19

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                     19

------------------------------------------------------------------------------

TABLE OF CONTENTS (Cont'd.)
------------------------------------------------------------------------------

Part III

     Item 10. Directors and Executive Officers of the Registrant          20

     Item 11. Executive Compensation                                      20

     Item 12. Security Ownership of Certain Beneficial Owners and
                  Management                                              20


     Item 13.     Certain Relationships and Related Transactions          20
------------------------------------------------------------------------------

Part IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                             21

                                     PART I
  ITEM 1.  Business

   (a) GENERAL DEVELOPMENT OF BUSINESS

       Comdial Corporation ("The Company") is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company was originally incorporated in Oregon in 1977. In 1982, the Company was reincorporated in Delaware, and acquired substantially all of the assets, and assumed substantially all of the liabilities, of General Dynamics Telephone Systems Center, Inc., formerly known as Stromberg-Carlson Telephone Systems, Inc. ("Stromberg-Carlson"), a wholly owned subsidiary of General Dynamics Corporation. Stromberg-Carlson's facilities, located in
Charlottesville, Virginia since 1955, had engaged in the manufacture of telephones since 1894.

       The Company's  Common Stock is traded  over-the-counter  and is quoted on
the  National   Association  of  Security  Dealers  Automated  Quotation  System
("Nasdaq") under the symbol: CMDL.

       The Company designs, manufactures, and markets small to medium sized business telecommunications systems which support up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base estimated to be approximately 250,000 telephone systems and 2,500,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of product enhancements to the Company's telephone systems. The Company's recent growth has occurred principally as a result of digital telephone systems introduced by the Company since 1992. These digital products provide end users with the ability to utilize evolving telecommunications technologies, including those arising from the convergence of telephone systems and computers, or Computer-Telephony Integration ("CTI").

       On, March 20, 1996, the Company completed the acquisitions of two companies involved CTI applications: Key Voice Technologies, Inc. ("KVT") and Aurora Systems, Inc. ("Aurora"). KVT located in Sarasota, Florida, develops and sells voice mail software and related products for business applications, including the Verbatim Voice Processing System and Small Office. Aurora, headquartered in Acon, MAssachusetts, develops, markets, and supports off-the-shelf software products for the CTI market, including FastCall. As a result of the acquistions, KVT and Aurora have become wholly-owned subsidiaries of the Company.

Industry Background

       In recent years, advances in telecommunications have facilitated the development of technologically advanced telephone systems and applications. Spurred by the significant deregulation of the telephone industry that began in the 1970's, electronic telephone systems began displacing the traditional electromechanical key sets that served as the basic office telephone system since the 1930's. New telephone applications are being introduced continuously, permitting business users to improve communications within their organizations and with customers by using conference calls, speakerphones, voice mail, automated attendant, and voice processing applications, such as speech recognition.

       A telephone system consists of a telephone switch that routes calls among individual telephones on the system and telephones that are connected to the switch via internal telephone lines. Systems are typically described in terms of the number of telephone lines and telephone sets that can be connected to the switch.

       In the 1970's, solid state electronic telephone systems began displacing electromechanical systems. These original electronic telephone systems were "analog," transmitting voice information in a continuous wave form that is "analogous" to the original voice signal. Analog transmission is acceptable for most voice requirements, but is not as efficient for data or video transmission. Analog transmission is subject to attenuation, or the continual degradation of transmission quality as the distance between sender and receiver increases. In addition, ambient noises can be picked up and transmitted along with the original voice transmission, leading to garbled communications.

       By the late 1980's, digital telephone systems were available for commercial use. The digitization of voice, data, and video is a general trend in the telecommunications industry, whereby such forms of communication are converted into binary pulses (0 and 1) that may be stored or transmitted. Within a fully digital system, the signals are reproduced precisely with minimal degradation of quality. Digital systems generally offer customers more features, provide greater voice clarity, offer potential cost savings through the use of low-cost, high-capacity T-1 transmission lines from telecommunication service providers, enable improved video and data transmission, and offer superior platforms for future features. Businesses with digital systems are better positioned to take advantage of new features.

       While some manufacturers have ceased producing analog systems altogether, the Company offers a broad line of systems utilizing both analog and digital technologies. The Company believes that current industry shipments are approximately half digital, with the digital share growing rapidly. In addition, the installed telephone system base remains predominantly analog, thereby providing significant opportunities for manufacturers who continue to produce analog systems. Such systems are purchased by end users wishing to install new analog systems, upgrade existing systems, or add to existing systems.

       A recent major industry advancement is the development of CTI. CTI applications merge the power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems, such as proper queuing in call communications centers, and specific vertical market applications (such as the real estate, law firm, and food service markets). As an example, an emergency dispatch system may use caller identification technology in conjunction with databases in order to access information such as the street address and profile of the emergency caller which is displayed on the dispatcher's computer. Dispatchers can send help quickly to the correct address and provide the information needed to respond appropriately to the situation. This growing industry and user interest in CTI has added a new dimension to the business telecommunications market. In addition to the proprietary products offered by the Company and others, the acceptance of industry standards now makes it possible for independent software developers to market applications software geared toward solving or simplifying a myriad of common business communications problems.

       Initially, the implementation of CTI was limited to specialized applications written to the proprietary interfaces of individual switch makers. This yielded a small number of expensive products. With the broad acceptance of de facto standards from Novell, Inc. ("Novell") and Microsoft Corporation ("Microsoft"), it is now possible to implement CTI on a much broader scale and at a substantially lower cost. In a local area network ("LAN") environment, Novell provides software instructions (service provider interfaces or "SPIs") to telephone system manufacturers committed to producing the connectivity software and hardware required to communicate with the telephony server. The telephone switch effectively becomes another node on a client-server network.

       For users not on a network, the desktop approach promoted by Microsoft is a possible solution. In this case, telephone system manufacturers design special software links to Microsoft's service provider interface ("SPI"). Telephony software is available as an option on current Windows@TM operating systems and is standard on Windows95@TM.

       Until the late 1980s, all small and medium sized telephone systems were "closed". If users wished to add new capabilities to their telephone systems, they were restricted to whatever the system manufacturer chose to offer. One of the most significant developments in recent years is the introduction of "open" systems that permit users to customize their telephone system by adding those applications packages suitable to their communications needs. Open systems provide an Open Applications Interface ("OAI") through which a telephone system can be linked to a computer. The computer can then command the telephone system to perform certain functions, such as to answer, hold, delay, or transfer telephone calls. The OAI is different for each switch manufacturer and useful only if a Software Developer Kit ("SDK") is also provided to third parties by the switch manufacturers.

       Because of the technological advances that have arisen with digitization and open systems, more flexible and useful telephone applications are being developed to solve current communications problems. For example, a decade of down sizing and corporate cost cutting has produced a large number of small businesses and work-at-home employees. The industry estimates that nearly 30 million people work at least part-time out of their homes. This has created a large market for small telephone systems, personal computers, fax machines, modems, and other devices required by home offices. These users need products that better integrate voice and data at the desktop level.

       Changes in the telecommunications industry extend to the international market as well. Developing countries recognize that advanced telecommuni-cations systems and networks are essential to attract foreign investment and stimulate local economies. In some countries, people must wait several years for basic dial tone service. There is a large, ready demand for delivery systems that can provide basic service in short time frames and at economical prices. Among developed nations, there is a sustained trend toward privatization of government telecommunications monopolies in favor of competition at all levels. The Company, with much experience working in a competitive environment, is well positioned to take advantage of these opportunities.

Strategy

       The Company is pursuing three fundamental business strategies: (1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) achieving growth through expansion into international markets, and (3) being a leader in the emerging market for systems solutions based on CTI. The Company seeks to support these strategies through the following approaches:



    Maintaining a Broad and Efficient Distribution Network

       The Company distributes its products through a network of approximately 7,400 independent dealers, of which approximately 1,500 have written contractual arrangements with the Company. This enables the Company to achieve broad geographic penetration, as well as access to some of the fastest growing markets in the country. The Company's distribution network centers around a key group of wholesale supply houses, through which the Company's products are made available to dealers. These dealers market the Company's products to small and medium sized organizations and divisions of larger organizations. The Company's strategy enables it to virtually eliminate bad debt exposure and minimize administration, credit checking, and sales expenses, as well as finished goods inventory levels. Wholesale supply houses in turn are able to sell related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

    Targeting Small and Medium Sized Organizations

       The Company has traditionally focused on organizations requiring small to medium sized telecommunications systems, which the Company believes represents about six million establishments in the United States, according to U.S. government statistics. The Company's products offer this market many of the features previously available only in large, proprietary systems that were often not as affordable to this market.

    Offering a Broad Range of Products

       The Company currently offers digital and analog business telephone systems, along with a variety of enhancements to the Company's products, CTI applications, and several other products. Due to the fact that the software is designed to be compatible with most of the Company's telephones, end users are able to enhance and upgrade their systems without having to replace their telephone equipment. The Company believes that this broad range of products allows dealers to meet differing price and feature requirements. The Company continuously strives to introduce new products to meet the needs of a changing market.

    Developing Strategic Alliances

       The Company has developed strategic alliances with several other companies, in order to build on the strengths of these companies and bring the best possible products to the market at a lower cost. For example, the Company has developed the Tracker on-site integrated paging system with Motorola, Inc. ("Motorola"), and the Scout wireless key system telephone with Uniden America Corporation ("Uniden"). In addition, the Company has joined with Active Voice Corporation ("Active Voice") for the Company's ExecuMail System, Novell for its Enterprise for Telephony, KVT for its voice processing systems and Aurora for its middleware CTI software. The Company is in the process of acquiring KVT and Aurora.

    Pursuing International Opportunities

       Comdial formed a subsidiary, Comdial Telecommunications International, Inc. ("CTii") to concentrate on identifying and developing opportunities for international business. The Company chooses its international markets carefully, with a preference for emerging yet stable economies with technical standards close to those of North America (to minimize costly redesigns), and with an open and competitive telecommunications marketplace. In 1995, international sales were approximately $2.7 million compared to $2.5 million and $1.0 million in 1994 and 1993, respectively. This included sales to Canada, Latin America, the Middle East, and South Africa. The Company has entered into a licensing and original equipment manufacturer ("OEM") relationship with Corporate Telephone Systems (Proprietary) Limited ("Teleboss"), a major South African telecommunications manufacturer and dealer. Pursuant to this agreement, Teleboss is serving as a distributor of specified products made by the Company, and has a license from the Company to manufacture certain subassemblies used in those products.


    Computer Telephony Applications

       Comdial formed a subsidiary in 1993, Comdial Enterprise Systems ("CES"), to focus on designing, deploying, and marketing CTI applications and software for the rapidly growing markets for CTI products and services. The Company is addressing the CTI opportunity on several fronts. The Company believes that the essential ingredients for successful CTI include (1) "open" telephone systems, such as the Company's DXP, (2) communication links between the telephone system and computer or computer network, (3) a telephony server (if integration is over a LAN), and (4) applications software.

       The Company believes that in order to maximize profitability in the emerging markets for CTI, it must create the applications software for promising vertical markets and small businesses, such as real estate, legal, and retail. The Company's strategy is to develop applications for these vertical markets using capabilities already available such as screen pops, directory dialing from an existing data base, facsimile transmission from the desktop personal computer ("PC"), and unified messaging displays.

    Promoting Industry Accepted Interface Standards

       In order to integrate computers and telecommunications equipment, several standards have been developed. The Company was among the first telephone manufacturing companies to commit to the Novell standard, called Telephony Services Application Programming Interface ("TSAPI"). The TSAPI standard provides a stable platform for a Novell NetWare network to integrate with the features and functionality of a telephone switch. This standard also allows third-party developers to write applications in a non-proprietary environment, rather than using a specific system vendor's SDK, thus decreasing development time and application investment costs. The Company also has demonstrated a prototype working interface device to support Microsoft's Telephony Application Programming Interface ("TAPI") standard, that allows users to control any of the Company's digital telephone systems through their PC and access special telephony applications now being developed for desktop PC users. Along this same line, the Company introduced the PATI 3000 (PC And Telephone Interface), which is a low cost CTI product for the fast growing small business and home office markets. The PATI 3000 links analog telephones to personal computers (PCs) that run Microsoft Windows or Windows 95 operating systems.

    Developing of Open Application Interface

       The Company believes that OAI provides many advantages to systems developers including reducing the time needed to develop new products and providing access to a variety of applications from third-party vendors. Some manufacturers charge high prices for the interface and software development kit. While this has retarded growth of CTI applications, prices are now declining. The Company was the second manufacturer to equip a small to medium sized system with an OAI, and the first to offer the interface link and SDK essentially for free.


   (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

       During the fiscal years ended December 31, 1995, 1994 and 1993, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Any additional information other than sales is incorporated by reference to the Registrant's 1995 Annual Report to Stockholders.

Product Sales Information

       The following table presents certain relevant information concerning Comdial's principle product lines for the periods indicated:

------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
(In Millions)                                                       1995             1994              1993
------------------------------------------------------------------------------------------------------------
   Sales
      Business Systems
         Digital                                                    $51.7            $36.4             $30.9
         Analog                                                      22.2             24.9              26.0
         CTI                                                          6.9              5.2               2.8
         Enhancements                                                 2.0              1.5               1.4
                                                                     ----             ----              ----
           Sub-total                                                 82.8             68.0              61.1
      Proprietary and Specialty Terminals                             5.1              5.5               6.2
      Custom Manufacturing                                            6.1              2.6               0.9
      Other                                                           0.8              1.0               0.9
                                                                     ----             ----              ----
           TOTAL                                                    $94.8            $77.1             $69.1
                                                                    =====            =====             =====
------------------------------------------------------------------------------------------------------------

   (c) NARRATIVE DESCRIPTION OF BUSINESS

Products

       The Company  offers a variety of  telephone  systems,  including  digital
systems,   analog  systems,   enhancements  to  the  Company's   products,   CTI
applications, and other products.

       Comdial's telecommunications products are registered with the Federal Communications Commission ("FCC") and an Occupational Safety and Health Act Commission ("OSHA") approved National Recognized Test Laboratory in the normal course of Comdial's business. Selected products are also registered with the Canadian Department of Communications and are Canadian safety certified. Comdial has, or is in the process of, registering its products in other countries.

   Business Systems

    Digital Systems

       DXP is a digital switch, introduced in 1992, that is compatible with virtually all of the Company's analog and digital telephones. This compatibility allows the Company and its dealers to target larger end users while using the same telephones as those used in the Company's smaller systems. Currently, the DXP provides customers with an affordable system that can be expanded to support up to 224 ports that can be configured as incoming lines or telephones. The DXP has more call processing features than smaller systems, including automatic route selection and an optional PC-based attendant position. The DXP may be linked to various CTI applications using the Company's Enterprise Software Developers Kit ("SDK"), which allows external PC-based software packages to manage the DXP for any number of specialized applications. The Company's DXP is also directly compatible with T-1 service lines from telecommunications providers. A T-1 line is a digital service line that is equivalent to 24 voice channels or can transmit data at 1.5 megabits per second.

       DXP Plus, introduced in the fall of 1995, is a larger version of the original DXP. The DXP Plus can grow to a maximum of 560 ports (combinations of outside lines and terminal connections). Like the original DXP, the DXP Plus is designed with OAI ports, to accommodate third party software developers. The DXP Plus uses the same lines and station cards as the DXP and accommodates most industry standard telephones and proprietary Comdial terminals.

       Impact digital telephone systems were introduced in November 1992, and support up to 24 lines and 48 telephones. This system includes a digital switch and Impact digital telephones which offer a variety of features, including an interactive liquid crystal display ("LCD"), programmable feature keys, three color lighted status indicators, and a subdued off-hook voice announce for receiving intercom calls while on a telephone call.

       DigiTech digital systems were introduced in January 1991 with switches and telephones designed for the business market supporting up to 24 lines and 48 telephones. DigiTech offers automatic set relocation, remote programming, a replaceable software cartridge, and other sophisticated features.

    Analog Systems

       Unisyn introduced in 1994, is designed to offer advanced features to very small organizations. Two models are offered, one of which supports up to three lines and eight telephones, and the other which supports up to six lines and 16 telephones. Display model telephones offer interactive function keys to simplify feature access. Another capability of Unisyn is its optional compatibility with standard analog devices, such as single line telephones, fax machines, and modems.

       ExecuTech 2000 Unitized Expandable Hybrid Systems introduced in 1989, can support up to 24 lines and 56 telephones. Expansion modules allow end users to increase capacity in increments of four lines and 12 phones or by 16 phones with no additional lines. These systems provide subdued off-hook voice announce, built-in battery backup interface, integrated call costing, and many other features.

       ExecuTech XE Key Systems introduced in 1989, can support up to 10 lines and 24 telephones. All systems support the same family of full-featured telephones. The switch is unitized self-contained unit, making the ExecuTech XE system economical to manufacture, easy to install, and beneficial to end users who do not have to buy additional components to add features.

       Executech II Hybrid products introduced in 1986, consist of models supporting up to 22 lines and 96 telephones. This line of systems supports economical ExecuTech single-line telephones and a variety of multi-line terminals including an LCD model.

       InnTouch is a line of four analog hospitality systems, the first of which was introduced in 1987, that support up to 22 lines and 128 telephones. These systems feature a front desk video display terminal, integrated call costing, and multi-featured room phones.

       Solo II introduced in 1986, is offered in three and four line models and provides a sophisticated set of features that are easy to program and cost effective.

    CTI Applications

       Enterprise is the Company's OAI software developer's tool kit introduced in 1993, used with the DXP system. Enterprise allows independent software developers to access the DXP system software using more than 100 commands to create unique applications for specific vertical markets, such as telemarketing groups, emergency services, call centers, taxi services, and multimedia centers. One of the initial OAI applications developed using Enterprise is an Enhanced 911 ("E911") emergency telephone system. Enterprise is a platform for the development of applications based upon the convergence of computer and telephony technologies.

       InnTouch DXP is a digital telephone system, introduced in 1994, designed for hospitality applications. The system consists of a DXP, Impact multi-line administration phones, single line guest phones, and special hospitality software. The guest phones may be industry standard message waiting models or the Company's own HoTelephones. InnTouch serves hotel properties requiring up to 192 telephones. InnTouch was designed in cooperation with an independent software developer.

       QuickQ ACD introduced in 1994, is an automatic call distributor ("ACD"). It is designed for call center use. The system consists of a DXP, Impact telephones, voice announcing equipment, special automatic call distribution software, and a personal computer. The QuickQ answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels. Up to 96 reports are provided, detailing call volume and call center performance. The QuickQ ACD has a maximum capacity of 64 outside lines to support up to 48 telephones in use simultaneously. Like the InnTouch DXP, the QuickQ is a CTI product, based on the Company's Enterprise link to the DXP operating system. QuickQ was designed in cooperation with an independent software developer.

       E911 Systems are specially engineered telephone systems, introduced in 1994, for handling emergency ("911") telephone calls. The Company's systems deliver valuable information to emergency dispatchers using caller identification technology in conjunction with databases to access information such as the street address and profile of the emergency caller. Dispatchers can send help swiftly to the correct address and provide the information needed to respond appropriately to the situation. All calls are recorded for future reference, and operators can handle multiple calls without losing valuable information. The Company's E911 system makes extensive use of CTI. The Company contracts with municipal authorities for the purchase of the equipment.

       Enterprise for Telephony Services is a line of software and documentation products, introduced in 1995, used by dealers to integrate a DXP switch with certain Novell NetWare based LAN networks. When installed in a network server, PC users on the LAN can command the DXP to perform telephony functions from their PCs and access special applications software. Several products are available to support up to 250 users.

       ExecuMail is an integrated voice processing system for use with selected Comdial telephone systems. ExecuMail is offered in a range of port and voice storage capacities, and provides both voice mail and automated attendant service.

       Small Office and Verbatim are trade names of voice processing systems produced by KVT which Comdial began distributing in December 1995. The Small Office product will handle up to four simultaneous calls to the system while Verbatim will accommodate up to 16. By using available random access memory
(RAM) from PCs, voice storage capacity is greatly increased over competitive systems that rely on internal storage disks, and the cost is lower.

       PATI 3000 links standard analog single line telephones to PCs that use Windows or Windows 95 operating systems. The device includes applications software that allows users to perform normal telephone functions and many advanced functions from their PCs. Advanced features include the ability to log calls, dial numbers directly from databases, automatically insert calling card numbers, and - when installed in conjunction with caller ID service from the telephone company - automatically bring up caller profiles on the computer screen.
The device is compliant with TAPI, a standard developed by Microsoft.

       FastCall, produced by Aurora, is a special class of CTI software that is designed to "telephony enable" existing custom data bases and programs, as well as popular personal information managers (PIMs). Categorized as "middleware", FastCall is used by call centers and businesses to streamline incoming and outgoing calls for improved customer service productivity. Examples are calling directly from databases by "point and click," handling complex telephone operations, such as conferencing from the PC, and automatically producing specified screens triggered by the calling or called number. Comdial began marketing FastCall in December 1995.

    Product Enhancements

       Scout is the Company's first wireless multi-line telephone. The Scout was introduced in 1995 and developed in cooperation with Uniden, a major supplier of wireless communications products. This telephone allows users to roam freely within their business environments and still receive or place calls. Scout phones offer an LCD display, multi-line access, programmable keys, an intercom, and head-set convenience. The portable handset weighs only 8.5 ounces.

       Tracker is an on-site integrated paging system introduced in 1994 and developed in cooperation with Motorola. The purpose of the product is to help assure that calls are quickly and efficiently completed to individuals who are at work, but not always by their phones. Tracker, which operates on one of the Company's digital telephone systems, includes a Tracker base station and personal pagers equipped with an LCD. The personal pagers sound an alert or vibrate to notify users of incoming calls or important messages. A user can retrieve calls by going to the nearest Impact phone and dialing a special code that is displayed on the LCD. A valuable feature of Tracker is its integration with related products manufactured by the Company.

   Proprietary and Specialty Terminals

       HoTelephone, introduced in 1984, comes in a variety of models. In 1990, the Company added models with programmable soft keys and the "Take II" model that simulates two-line service. Specially designed for business travelers, the HoTelephone for motel and hotel guest rooms offers memory keys for one-button dialing of various services, plus a message waiting lamp, hold button, and built-in data jack for connecting portable computers and fax machines.

       Voice Express is a fully featured multi-function display telephone that was introduced in the early 1980s, with integrated speakerphone, autodial and many other standard features for use behind different types of switches. Voice Express may be optionally equipped with a two-line module for use behind PBX's or the user can add special six and ten button modules for use with older electromechanical key telephone equipment.

       MaxPlus desk/wall convertible telephones range from a basic model with message waiting to a fully featured speakerphone model with programmable soft keys for often-used PBX and Centrex features.

       MaxPlus II two line telephones offer line status indicators, electronic hold, dataport as a basic feature, and additional models with features such as message waiting, tap, speakerphone, and programmable soft keys.

       ATC Terminals are a line of single and two-line analog phones that offer advanced features at a low cost. The products are sourced by American Telecommunications Corporation ("ATC"), subsidiary of the Company.

   Custom Manufacturing

      Custom manufacturing consists primarily of contract work performed for various original equipment manufacturers.

   Other

      Other sales consist primarily of products that have been returned and reworked for resale.

Sales and Marketing

       The Company has established an extensive two-tiered distribution network, whereby the Company sells its products to wholesale supply houses which in turn sell the Company's products to approximately 7,400 independent dealers. International sales are accomplished through a network of international dealers. International customers buy direct from the Company, normally by letters of credit, and resell to end users or other dealers.

       The Company distributes products to nine major wholesale supply houses, three of which each account for more than 10% of the Company's net sales. These wholesale supply houses are Graybar Electric Company, Inc. ("Graybar"), North Supply Company, Inc. ("North Supply"), a subsidiary of Sprint, and ALLTEL Supply, Inc. ("ALLTEL"), a subsidiary of ALLTEL Corporation, a stockholder of the Company, which in the aggregate in 1995 accounted for approximately 74% of the Company's sales. In 1995, sales to ALLTEL, Graybar, and North Supply amounted to approximately $20.6 million (22%), $30.9 million (33%), and $18.4 million (19%), respectively.

       The Company has two classes of dealers, Preferred and Associate Dealers. Preferred Dealers generally have greater sales and technical skills, and are strongly committed to the Company's products. The Company offers an attractive incentive package for Preferred Dealers, including exclusive access to the Company's most popular and advanced products, cash rebates related to dealer purchase levels, cooperative advertising allowances and a measure of territorial protection. For example, special software is required to connect the Company's popular Impact telephones with DXP switches, which is not available from the wholesale supply houses, but rather sold and shipped exclusively to Preferred Dealers. Preferred Dealers have sales quotas, and the sales department monitors their performance against these targets. By contrast, Associate Dealers do not have quotas. They purchase Comdial products on an as-needed basis, and are rewarded through product rebates. The Company has approximately 7,400 independent dealers, of which approximately 1,500 have written arrangements with the Company, divided about equally between Preferred and Associate Dealers.

       The Company's sales organization seeks to recruit, train, and support individual dealers to facilitate promotion and sale of the Company's products. For 1995 and prior, dealer and distributor sales were managed by 14 territory managers, organized into Western and Eastern regions. Each territory manager had a corresponding Inside Sales Representative. Field Sales Representatives concentrated on supporting Preferred Dealers and the distributors from whom they purchase. Within their respective territories, Field Sales Representatives are based in large cities and work out of home offices. There are also small sales teams focused on sales to the United States government and to international distributors.

       As of the first quarter of 1996, the Company has started the process of expanding and restructuring its sales force. The Company will have two primary sales groups. One group concentrates on further maximizing Comdial system sales through associate dealers. A second sales group is chartered to support preferred dealers, expand the Company's Value Added Reseller (VAR) channels, and to develop a broadened customer base for the Company's newer CTI system solutions. The second sales group is being established to meet the different needs of the emerging markets for CTI system solutions and to help the Company's Preferred Dealers to adapt to the new CTI products and services. There are also small sales teams focused on national accounts, OEM customers, and federal government customers.

       Each manager is responsible for recruiting new dealers and training and motivating existing dealers. Dealers are supported through telephone contact with Inside Sales Representatives, direct mail, and local product seminars often organized by distributors. To stimulate street level demand, Field Sales Representatives make joint sales calls with dealers to end users and train dealer sales personnel in product benefits. Product specialists in Charlottesville are available to help engineer complex configurations and solve technical problems. All sales personnel earn incentive income based on sales results.

       Advertising and public relations efforts are also directed to dealers through trade magazines such as Teleconnect and Computer-Telephony. Trade shows are a major element of the Company's marketing plans. The Company is always a major draw at the annual Computer-Telephony conference and exposition.

       E911 systems are sold directly by sales personnel, with installation performed by Comdial and maintenance performed by qualified dealers. Comdial brand software and bundled systems solutions are purchased through wholesale supply houses like the Company's other products. Third-party applications software can be purchased directly from the Company through the CT Direct catalog.

       The Company's dealers are primarily responsible for supporting end users who purchase the Company's products. The Company does, however, provide substantial technical support to its dealers at no additional cost to them. The Company maintains a technical support staff devoted to dealer support which is available on a toll free basis twelve hours per day with emergency service and on weekends. The Company also generally provides a limited warranty on elements of its products, permitting factory returns within 24 months after sale. Although the Company does not offer maintenance contracts for its systems, dealers often independently sell maintenance contracts to end users.

       Because the Company's sales are made under short-term sales orders issued by customers on a month-to-month basis, rather than under long-term supply contracts, backlog is not considered material to the Company's business.

Engineering, Research and Development

       The Company believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. The Company's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for the design of these new products and enhancements. A significant amount of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Early in 1993, the Company changed the responsibilities of its engineering staff to include both product development and support of a product through its entire life cycle. This requires engineers to perform multiple tasks in addition to research and development. Although research and development costs for the fiscal years ended 1995, 1994, and 1993 comprise the majority of engineering, research, and development costs, which were $4,186,000, $3,932,000, and $3,424,000, respectively, the Company is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

       Some  of  the  research  and  development   costs   associated  with  the
development of product software have been capitalized as incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 1995, 1994, and 1993 were $840,000, $717,000, and $721,000, respectively. The amounts amortized for software development cost in 1995, 1994, and 1993 were approximately $757,000, $858,000, and $705,000, respectively. Comdial is committed to improving its existing products and developing new telecommunications equipment in order to maintain or increase its market share.

       At this time, the Company's new product investments are heavily directed in three areas (1) expansion of its digital product line, (2) extending OAI capability to a broader range of the Company's platforms, and (3) "internationalization" of existing and new products. The efforts are not independent of each other. For example, new digital systems would be designed to provide an OAI and to be available in models compatible with the standards of the Company's prime international markets.

Manufacturing and Quality Control

       The Company's  manufacturing  process is vertically  integrated  and uses advanced automated assembly and test equipment and computer controlled sequencing machines. Beginning in 1991, the Company made further productivity improvements by employing surface mount technology ("SMT") in the production of predrilled printed wire boards ("PWBs"). Between 1992 and 1994, the Company further expanded SMT productivity. Components designed for SMT production are smaller, and allow for the placement of more components in the same surface area. In addition, the components are placed on the surface rather than through the surface which allows placement of components on both sides of the PWB. In most cases, this reduces the required number of PWBs and connectors, thereby providing a major improvement in quality and product reliability, a reduction in product cost, and an improvement in profit margins. The Company believes that approximately 10% of its costs are associated with labor expenses.

       The Company also manufactures injection molded plastic parts, fabricated metal parts, and other components. The Company's employees assemble completed PWBs, components, plastics, and other purchased or manufactured subassemblies into completed products. The Company has been able to utilize excess plant capacity by contracting with third-parties to make various manufacturing parts by using the Company's plastic molding or fabrication equipment.

       The Company attempts to monitor the quality of the manufacturing process. Individual assemblers and machine operators are trained to inspect subassemblies as the work passes through their respective areas. In addition, some automated production machines perform quality tests concurrently with assembly operations. The Company believes that this high level of automation and vertical integration improves quality, cost, and customer satisfaction. In 1994, the Company was certified by the International Organization for Standardization ("ISO") at the most rigorous ISO 9001 level, which rates systems and procedures for manufacturing, engineering, product design, and customer service.

Competition

       The market for the Company's products is highly competitive. The Company competes with approximately 20 companies, many of which, such as AT&T Corp., Nortel Inc., and Toshiba Corp., have significantly greater resources. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, place of operation, and price. The Company believes that it competes favorably in its market with respect to the performance, features, realiability, distribution capability, and price of its systems, as well as the level of service and support that the Company provides. In marketing its telephone systems, the Company also emphasizes quality, as evidenced by its ISO 9001 certification, and high technology features. In addition, the Company often competes to attract and retain dealers for its products. The Company expects that competition will continue to be intense in the markets it serves, and there can be no assurance that the Company will be able to continue to compete successfully in the marketplace or that the Company will be able to maintain its current dealer network.

Intellectual Property

       From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights of others. Such proceedings could require the Company to expend significant sums in litigation, pay significant damages, develop non-infringing technology, or acquire licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business. Moreover, the Company relies upon copyright, trademark, and trade secret protection to protect the Company's proprietary rights in its products. There can be no assurance that these protections will be adequate to deter misappropriation of the Company's technologies or independent third-party development of similar technologies.

       Because the telecommunications manufacturing industry is characterized by rapid technological change with frequent new product and feature introductions, industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among competitors. The Company itself has received claims of patent infringement from several parties which sometimes seek substantial sums, including certain competitors such as Phonometrics, Inc., which has since licensed patented technology to the Company. Although the Company's investigation of some of these claims has been limited by the claims' lack of specificity, the limited availability of factual information and documentation related to the claims, and the expense of pursuing exhaustive patent reviews, the Company believes that its systems do not currently infringe valid patents of any such claimants. In response to prior infringement claims, the Company has pursued and obtained nonexclusive licenses entitling the Company to utilize certain fundamental patented functions that are widely licensed and used in the telecommunications manufacturing industry. These licenses expire upon expiration of the underlying patents.

       Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its products, as it continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents. There can be no assurance that a license for any such infringed technology would be available to the Company or, even if available, that the terms of any such license would be satisfactory.

Employees

       As of December 31, 1995, the Company had 849 full-time employees, of whom 619 were engaged in manufacturing, 60 in engineering, 113 in sales and support, and 57 in general management and administration. The Company has never experienced a work stoppage and no employees are represented by labor unions. The Company believes that its employee relations are good.

ITEM 2.    Properties

       The Company designs, manufactures, and markets all of its products from a fully-integrated, approximately 500,000 square foot manufacturing facility on a 25 acre site located in Charlottesville, Virginia. All of the Company's operations and development are located at this facility, which the Company owns. The Company believes that its facilities are adequate both for the operation of its business as presently conducted and for expansion in the foreseeable future.

       The Company's facilities are subject to a variety of federal, state, and local environmental protection laws and regulations, including provisions relating to the discharge of materials into the environment. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings or competitive position, and it is not anticipated to have a material adverse effect in the future.

       In 1988, the Company voluntarily discontinued its use of a concrete underground hydraulic oil and chlorinated solvent storage tank. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, the Company developed a plan of remediation that was approved by the Virginia Water Control Board on January 31, 1989. The plan was later amended and approved by the Virginia Department of Environmental Quality, after which the Company commenced the remediation efforts required thereunder. In 1993, the Company provided a $45,000 reserve for the estimated cost to implement the remediation plan.

       In October 1994, Comdial installed all the required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil is deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan. As of December 31, 1995, Comdial has incurred costs of approximately $25,000 and expects the pumping process to be completed by early 1998.

       At the end of March 1996, the Company will be acquiring two companies KVT and Aurora (see Item 1 - General Development of Business). KVT operates out of a building, approximately 6,200 square foot, located in Sarasota, Fl. and Aurora operates out of two leased suites within an office building located in Arron, Ma.

ITEM 3.      Legal Proceedings

      Comdial is from time to time involved in routine litigation. Comdial believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 1995 to a vote of Comdial's security holders.

PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      Information is incorporated by reference to page 51 of the Registrant's 1995 Annual Report to stockholders under the caption "Related Stockholders Matters." As of March 12, 1996 there were 1,879 record holders of Comdial's Common Stock.

ITEM 6.      Selected Financial Data.

          Information   is   incorporated   by  reference  to  page  50  of  the
Registrant's 1995 Annual Report to stockholders under the caption "Five Year Financial Data."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information is incorporated by reference to pages 28 through 32 of the Registrant's 1995 Annual Report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.      Financial Statements and Supplementary Data.

      Information is incorporated by reference to pages 33 through 49 of the Registrant's 1995 Annual Report to stockholders or filed with this Report as listed in Item 14 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      No information is required to be reported pursuant to this item.

Part III

ITEM 10. Directors and  Executive Officers of the Registrant.

      Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of the Company" on pages 5 through 8 and 10 through 11 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996.

ITEM 11. Executive Compensation.

      Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" on pages 12 through 22 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.

      Information is incorporated by reference under the captions "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996.

ITEM 13.      Certain Relationships and Related Transactions.

      Information is incorporated by reference under the caption "Family Relationships", "Indebtedness of Management" and "Certain Relationships and Related Transactions" on page 12, page 22, and pages 22 through 23 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996.

Part IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements of Comdial Corporation and Subsidiaries are incorporated in Part II, Item 8 by reference to the Comdial 1995 Annual Report to stockholders (page references are to page numbers in Comdial's Annual Report):
                                                                      Page
           Independent Auditors' Report                                33
           Report of Management                                        33

         Financial Statements:
           Consolidated Balance Sheets -
               December 31, 1995 and 1994                              34
           Consolidated Statement of Operations-
               Years ended December 31, 1995, 1994, and 1993           35
           Consolidated Statement of Stockholders' Equity
               Years ended December 31, 1995, 1994, and 1993           36
           Consolidated Statements of Cash Flows-
                 Years ended December 31, 1995, 1994, and 1993         37
           Notes to Consolidated Financial Statements-
                 Years ended December 31, 1995, 1994, and 1993      38-49

        2. Financial Statements - Supplemental Schedules:

           All of the schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

        3.  Exhibits Included herein:

           (3) Articles of Incorporation and bylaws:


     3.1 Certificate of Incorporation of Comdial Corporation (Exhibits (a) Item 3 to Item 6 of Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1995.)*

                3.2 Certificate of Amendment to the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant's Form 10-Q for the period ended July 2, 1995.)*

                3.3     Bylaws  of   Comdial   Corporation.   (Exhibit   3.3  to
                        Registrant's Form 10-K for the year ended December 31, 1993.)*

          (10) Material contracts:

                10.1 Registrant's 1979 Long Term Incentive Plan and 1982 Incentive Plan. (Exhibits 4(a) and 4(b) of Registrant's Form S-8 dated February 7, 1984.)*

          (10) Material contracts: (cont'd.)

                10.2 Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibits
                        28.1 and 28.2 of Registrant's Form S-8 dated October 21, 1992.)

                10.3 Loan And Security Agreement dated February 1, 1994 among Registrant and Barclays Business Credit, Inc. (Exhibit
                        10.13 to Registrant's Form 10-K for the year ended December 31, 1993.)*

                10.4 Equity Agreement dated December 23, 1993 among Registrant and PacifiCorp Credit, Inc. (Exhibit 10.14 to Registrant's Form 10-K for the year ended December 31, 1993.)*

                10.5 Development Agreement dated December 2, 1993 among Registrant and Motorola Inc. (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1993.)*

                10.6 Stock Purchase Agreement dated April 2, 1985 among Registrant and ALLTEL Corporation. (Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 1993.)*

                10.7 Amendment No. 1 to the Loan And Security Agreement dated April 29, 1994 among the Registrant and Barclays Business Credit, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 3, 1994.)*

                10.8 Amendment No. 2 to the Loan And Security Agreement dated April 29, 1994 among the Registrant and Barclays Business Credit, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 2, 1995.)*

                10.9 Amendment No. 3 to the Loan And Security Agreement dated April 29, 1994 among the Registrant and Barclays Business Credit, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 2, 1995.)*

                10.10   The   Registrant's   Executive   Stock   Ownership  Plan
                        effective January 1, 1996.

                10.11 The Registrant's Executive Severance Plan dated August 31, 1995.

           (11) Schedule of Computation of Earnings Per Common Share.

           (13) Registrant's 1995 Annual Report to Stockholders.

           (21) Subsidiaries of the Registrant.

                   The following are the subsidiaries of the Registrant and all are incorporated in the state of Delaware.

                           American Phone Centers, Inc.
                           American Telecommunications Corporation
                           Aurora Systems, Inc.
                           Comdial Business Communications Corporation
                           Comdial Consumer Communications Corporation
                           Comdial Custom Manufacturing, Inc.
                           Comdial Enterprise Systems, Inc.
                           Comdial Technology Corporation
                           Comdial Telecommunications, Inc.
                           Comdial Telecommunications International, Inc. Comdial Video Telephony, Inc.
                           Key Voice Technologies, Inc.
                           Scott Technologies Corporation

           (23) Independent Auditors' Consent.

                  Accountants consent to the incorporation by reference of their report dated January 29, 1996, appearing in this Annual Report on Form 10-K of Comdial Corporation for the year ended December 31, 1995, in certain Registration Statements:

           (24) Power of Attorney.

           (27) Financial Data Schedule.

 (b)    Reports on Form 8-K:

           The Registrant has not filed any reports on Form 8-K during the last quarter of 1995.

           The Registrant has filed a Form 8-K on March 25, 1996 pertaining to the acquisitions of Key Voice Technologies, Inc. and Aurora Systems, Inc.

---------------------------------------
*  Incorporated  by reference herein.

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 1996.

                                   COMDIAL CORPORATION

                                   By  /s/ WILLIAM G. MUSTAIN
                                        William G. Mustain
                                        Chairman of the Board, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                 Title                                         Date

          *
------------------------                  Vice Chairman                                 March 25, 1996
   A. M. Gleason

          *
------------------------                  Director                                      March 25, 1996
   Michael C. Henderson

          *
------------------------                  Director                                      March 25, 1996
   William E. Porter

          *
------------------------                  Director                                      March 25, 1996
   John W. Rosenblum

          *
------------------------                  Director                                      March 25, 1996
   Dianne C. Walker



  /s/ WILLIAM G. MUSTAIN                  Chairman of the Board,                        March 25, 1996
------------------------
   William G. Mustain                     President, and
                                          Chief Executive Officer


  /s/ WAYNE R. WILVER                     Senior Vice President,                        March 25, 1996
------------------------
   Wayne R. Wilver                        Chief Financial Officer,
                                          Treasurer, and Secretary


* By: /s/ WAYNE R. WILVER
-------------------------
      Wayne R. Wilver, Attorney-In-Fact