Form 10-Q
period 1996-03-31
COMDIAL CORP
filed 1996-05-14
CIK 230131

United States
	       SECURITIES AND EXCHANGE COMMISSION
		   Washington, D.C.  20549

			  FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended     March 31, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,542,191 common shares as of March 31, 1996.



COMDIAL CORPORATION AND SUBSIDIARIES

INDEX
							     PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   March 31, 1996 and December 31, 1995             3

	   Consolidated Statements of Operations
	   for the Three Months ended
	   March 31, 1996 and April 2, 1995                 4

	   Consolidated Statements of Cash Flows
	   for the Three Months ended
	   March 31, 1996 and April 2, 1995                 5

	   Notes to Consolidated Financial Statements       6-12


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations   13-21



PART II - OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote by Security
	   Holders                                         22

  ITEM 6:  Exhibits and Reports on Form 8-K                23


		 COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)


				      March 31,   December 31,
In thousands except par value
					1996          1995
Assets
  Current assets
     Cash and cash equivalents            $469        $4,144
     Accounts receivable - net          10,877         8,976
     Inventories                        18,580        17,925
     Prepaid expenses and
	 other current assets            1,992         2,695
Total current assets                    31,918        33,740
     Property - net                     14,272        13,943
     Deferred tax asset - net            7,425         6,694
     Goodwill                           18,873           210
     Other assets                        2,094         2,105
Total assets                           $74,582       $56,692

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                    $6,195        $7,988
    Accrued payroll and related expenses 1,565         1,518
    Other accrued liabilities            3,084         4,060
    Current maturities of debt           7,776         1,903
Total current liabilities               18,620        15,469

  Long-term debt                        13,344         2,844
  Deferred tax liability                 2,187         2,191
   Long-term employee benefit
     obligations                         1,980         1,894

  Commitments and contingent liabilities
Total liabilities                       36,131        22,398

Stockholders' equity
  Common stock ($0.01 par value) and
     paid-in capital (Authorized
     30,000 shares; issued shares:
     1996 = 8,542; 1995 = 8,132)       114,601       111,625
  Other                                 (1,018)       (1,014)
   Accumulated deficit                 (75,132)      (76,317)
   Total stockholders' equity           38,451        34,294
Total liabilities and stockholders'
   equity                              $74,582       $56,692
 *  Condensed from audited financial statements.

    The accompanying notes are an integral part of these financial statements.


		      COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations - (Unaudited)

					     Three Months Ended
					   March 31,     April 2,
In thousands except per share amounts          1996         1995

Net sales                                   $22,048      $22,316
Cost of goods sold                           14,531       15,192
Gross profit                                  7,517        7,124
Operating expenses
Selling, general & administrative             5,355        4,344
Engineering, research & development           1,191        1,043
Operating income                                971        1,737
Other expense (income)
   Interest expense                             247          273
   Miscellaneous expense                        253          194
Income before income taxes                      471        1,270
Income tax expense (benefit)                   (714)          40
Net income                                    1,185        1,230
Dividends on preferred stock                     -           143
Net income applicable to common stock        $1,185       $1,087


Earnings per common share and common equivalent share:

  Net income per common share                 $0.14        $0.15


Weighted average common shares outstanding    8,191        7,020


   The accompanying notes are an integral part of these financial statements.


			  COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows - (Unaudited)

					       March 31,   April 2,
In thousands                                       1996       1995
Cash flows from operating activities:
	Cash received from customers            $22,961    $21,496
	Other cash received                         209        236
	Interest received                            47         15
	Cash paid to suppliers and employees    (24,281)   (23,088)
	Interest paid on debt                      (153)      (223)
	Interest paid under capital lease
       obligations                                  (30)       (50)
	  Net cash used by operating activities  (1,247)    (1,614)
Cash flows from investing activities:
	Purchase of Key Voice Technologies
       (""KVT"")                                 (8,528)        -
	Purchase of Aurora Systems (""Aurora"")  (1,901)        -
	Acquisition costs for KVT and Aurora        (14)        -

	Capital expenditures                       (992)      (585)
	  Net cash used by investing activities (11,435)      (585)

Cash flows from financing activities:

	Proceeds from borrowings                  5,619         -
	Net borrowings under revolver agreement   3,932      1,445
	Proceeds from issuance of common stock       10         51
	Principal payments on debt                 (414)      (608)
	Principal payments under capital
	lease obligations                          (140)      (163)
	Preferred dividends paid                      -       (143)
	   Net cash provided in financing
	   activities                             9,007        582
Net decrease in cash and cash equivalents        (3,675)    (1,617)
Cash and cash equivalents at beginning of year    4,144      1,679
Cash and cash equivalents at end of period         $469        $62
Reconciliation of net income to net cash provided by operating activities:
Net Income                                       $1,185     $1,230
	Depreciation and amortization             1,026        915
	Change in assets and liabilities net of
       effects from purchase of KVT and Aurora:
     Increase in accounts receivable             (1,091)    (2,244)
	Inventory provision                         230        451
	Increase in inventory                      (716)      (948)
	Decrease (increase) in other assets       1,153       (675)
	Increase in deferred taxes                 (736)        -
	Increase (decrease) in accounts payable  (2,596)       652
	Decrease in other liabilities              (999)    (1,109)
	KVT asset value at acquisition            1,468         -
	Aurora asset value at acquisition          (241)        -
	Increase in paid-in capital and other
	   equity                                    70        114
    Total adjustments                            (2,432)    (2,844)
Net cash used by operating activities           $(1,247)   $(1,614)

      The accompanying notes are an integral par1t of these financial statements.



COMDIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

The financial information included as of March 31, 1996 and for the three months ended March 31, 1996 and April 2, 1995 included herein is unaudited. The financial information reflects all normal recurring adjustments except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to the Stockholders for the year ended December 31, 1995. The consolidated financial statements for 1996 should be read in conjunction with the 1995 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1995. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1,625,000 and $1,594,000 are included in accounts payable at March 31, 1996 and December 31, 1995, respectively. Bank overdrafts are outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The Company considers the outstanding checks to be a bank overdraft. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows.

Note C:  ACQUISITIONS____________________________________________

On March 20, 1996, the Company completed the acquisitions of two companies involved in Computer Telephone Integration ("CTI") applications: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. Aurora provides easy-to-use and affordable CTI solutions that enable companies to significantly increase productivity and enhance customer service. The Fastcall family of CTI solutions has become one of the leading CTI products.
KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business application. As a result of the acquisitions, Aurora and KVT has become wholly-owned subsidiaries of the Company. The acquisitions have been accounted for by using the purchase method and, accordingly, the results of operations of Aurora and KVT have been included with those of the Company since the date of the acquisitions.

The consideration paid for the Aurora acquisition was approximately $3.3 million. The acquisition cost consisted of $1.9 million in cash, and $1.4 million of the Company's Common
Stock (147,791 shares).

The consideration paid for the acquisition of KVT totaled approximately $19.7 million which included the net book value of certain KVT assets as of the closing date. The acquisition cost consisted of $8.5 million in cash, $7.0 million evidenced by a promissory note, and approximately $2.2 million in the Company's Common Stock (243,097 shares). The remaining $2.0 million of the consideration is contingent upon KVT's performance after the acquisition, and may be paid at the Company's option in either cash or the Company's Common Stock.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisitions. The purchase price for both acquisitions is in excess of net assets acquired of approximately $18.7 million. Such excess is being amortized on a straight-line basis over eight years. Such allocation has been based on preliminary estimates which may be revised at a later date. The Company is currently going through an asset valuation for both acquisitions.

In order for the Company to acquire KVT and Aurora, the Company needed to obtain additional funds from its credit facility. The Company and Fleet Capital Corporation ("Fleet"), formerly known as Shawmut Capital Corporation and prior to that as Barclays Business Credit, Inc., have amended the Loan Agreement to permit the Company to borrow additional funds and have modified some of the existing terms and covenants. The amendment to the Loan Agreement has provided an increased borrowing capacity of $13.5 million under acquisition and equipment loans, and a revolving credit facility of $12.5 million (see Note E).


Note D:  INVENTORIES_____________________________________________

Inventories consisted of the following:
_________________________________________________________________
				       March 31,    December 31,
In thousands                             1996           1995

  Finished goods                        $5,107         $3,808
  Work-in-process                        4,120          4,202
  Materials and supplies                 9,353          9,915
     Total                             $18,580        $17,925
_________________________________________________________________

Note E:  BORROWINGS______________________________________________

Since February 1, 1994, Fleet held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
				       March 31,    December 31,
In thousands                             1996          1995
  Notes payable to Fleet
    Term notes I & II                  $   -         $4,030
    Acquisition note                    8,529            -
    Equipment note                        706            -
    Revolving credit                    3,932            -
  Promissory Note                       7,000            -
  Capitalized leases                      638           717
  Other debt                              315            -
    Total debt                         21,120         4,747
  Less current maturities on debt       7,776         1,903
    Total long-term debt              $13,344        $2,844
_________________________________________________________________

On February 1, 1994, the Company and Fleet entered into a loan and security agreement ("Loan Agreement") pursuant to which Fleet agreed to provide the Company with a $6,000,000 term note ("Term Note I") and a $9,000,000 revolving credit loan facility. In April 1994, the Company borrowed an additional $1,300,000 under the term note ("Term Note II"). The Fleet Term Notes I and II carried interest rates of 1.50% over Fleet's prime rate and were payable in equal monthly principal installments of $110,334, with the balance due on February 1, 1998. The original Fleet revolving credit facility carried an interest rate of 1.00% over Fleet's prime rate. Availability under the revolving credit facility was based on eligible accounts receivable and inventory, less funds already borrowed. The Company's total indebtedness to Fleet (term notes plus revolving credit facility) could not exceed $14,000,000. Fleet's prime rate was 8.25% and 8.50% at March 31, 1996 and December 31, 1995, respectively.

On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10,000,000 acquisition loan ("Acquisition Loan"), $3,500,000 equipment loan ("Equipment Loan"), and $12,500,000 revolving credit loan facility ("Revolver"). The remaining balance of $2,909,666 and $706,000 on Term Notes I and II, were paid by advances from the new Revolver and Equipment Loan, respectively.

On March 20, 1996, the Company borrowed $8,528,536 from the
Acquisition Loan which was used to purchase Aurora and KVT.

The Fleet Acquisition Loan is payable in equal monthly principal installments of $142,142 starting on 4/1/96, with the balance due on February 1, 2001.

The Fleet Equipment Loan is payable in equal monthly principal installments of $27,000 starting on 4/1/96, with the balance due on June 1, 1998.

The Fleet Acquisition Loan, Equipment Loan, and Revolver can carry interest rates at either Fleet's prime rate or London's Interbank Offering Rate ("LIBOR"). The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet Prime Rate and from plus 1.50% to 2.50% of LIBOR. As of March 31, 1996, the prime interest rate was 8.25% and LIBOR rates were 5.40% and 5.44% with approximately 80% of the loans based on LIBOR. As of March 31, 1996, the Company's borrowing rate for prime was 8.25%, and the LIBOR borrowing rates were 7.40% and 7.44%.

The Fleet revolving credit facility availability is still based on eligible accounts receivable and inventory, less funds already borrowed.

The Company's Promissory Note of $7,000,000, which was part of the purchase price for KVT, carry's an interest rate based on prime with yearly payments of $1,400,000 over five years starting on March 20, 1997.

Capital leases are with various financing facilities which are payable based on the terms of each individual lease.

Other debt consists of a mortgage acquired as part of the KVT acquisition and has a monthly mortgage payment of $2,817 which includes interest at 8.75%. The final payment is due on August
01, 2005.

Scheduled maturities of Fleet Acquisition and Equipment Loans (current and long-term debt) as defined in the Loan Agreement are as follows:
_________________________________________________________________
						     Principal
In thousands                        Fiscal Years    Installments_
  Loans payable                     1996             $1,522  *
				    1997              2,030
				    1998              1,845
				    1999              1,706
				    2000              2,132
__*  The remaining aggregate for 1996.___________________________

Debt Covenants. The Company's indebtedness to Fleet is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the amended Loan Agreement with Fleet also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, debt service coverage ratio, and current ratio. The amended Loan Agreement also contains certain limits on additional borrowings. The Company is currently in compliance with all the covenants and terms as defined in the Loan Agreement.

Note F:  EARNINGS PER SHARE______________________________________

For the three months ended March 31, 1996, earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Stock options were antidulitive for the three months of 1996. For the three months ended April 2, 1995, primary earnings per share were computed by dividing income attributable to common shareholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options.

Note G:  INCOME TAXES____________________________________________

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109, "Accounting for Income Taxes". As permitted under the rules of the statement, prior years' financial statements have not been restated. The components of the income tax expense (benefit) based on the liability method for the three months are as follows:

_________________________________________________________________
					  March 31,     April 2,
In thousands                                1996          1995
  Current -  Federal                       $ 17           $32
	     State                            5             8
  Deferred - Federal                       (714)           -
	     State                         ( 22)          _-_
     Total provision                      ($714)          $40
_________________________________________________________________

The income tax provision reconciled to the tax computed at statutory rates for the months are summarized as follows:
_________________________________________________________________
					   March 31,    April 2,
In thousands                                1996          1995
Federal tax (benefit) at statutory
  rate (35% in 1996 and 1995)                $165          $444
  State income taxes (net of federal
    tax benefit)                                3             5
  Nondeductible charges                        33            14
  Alternative minimum tax                      16            32
  Utilization of operating loss carryover    (195)         (455)
  Adjustment of valuation allowance          (736)           -
    Income tax provision                    ($714)          $40
_________________________________________________________________

Net deferred tax assets of $5,238,000 and $4,503,000 have been recognized in the accompanying Consolidated Balance Sheets at March 31, 1996 and December 31, 1995, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
					  March 31,  December 31,
In thousands                               1996          1995
  Total deferred tax assets              $27,322       $28,091
  Total valuation allowance              (19,897)      (21,397)
     Total deferred tax asset - net        7,425         6,694
  Total deferred tax liabilities          (2,187)       (2,191)
     Total net deferred tax asset         $5,238        $4,503
_________________________________________________________________

The valuation allowance decreased $1,500,000 during the three month period ended March 31, 1996 and this decrease was primarily related to (1) the re-evaluation of the future utilization of deferred tax assets of $736,000, (2) the utilization of operating loss carryforwards of $195,000, and (3) the change in temporary differences of deferred tax assets and liabilities of $569,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in judgment about the future realization of deferred tax assets. Based on a re-evaluation of the valuation allowance as well as the impact of the acquisitions of Aurora and KVT, the valuation allowance was reduced and a net tax benefit of $736,000 was recognized in the quarter ended March 31, 1996. Management believes that it is more likely than not that the Company will realize this tax benefit.

The Company has net operating loss carryforwards and tax credit carryovers of approximately $66,257,000 and $2,830,000, respectively, which, if not utilized, will expire at various years up until 2007.

Based on the Company's interpretation of Section 382 of the Internal Revenue Code, the reduction of the valuation allowance was calculated assuming a 50% ownership change, which could limit the utilization of the tax net operating loss and tax credit carryforwards in future periods starting at the time of the change. An ownership change could occur if changes in the Company's stock ownership exceeds 50% of the value of the Company's stock during any three year period.



COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. This review should be read in conjunction with the financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 1996 reporting basis (see Note A to the Consolidated Financial Statements).

General Development of the Business
Comdial Corporation (The Company) is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company was originally incorporated in Oregon in 1977. In 1982, the Company was reincorporated in Delaware, and acquired substantially all of the assets, and assumed substantially all of the liabilities, of General Dynamics Telephone Systems Center, Inc., formerly known as Stromberg-Carlson Telephone Systems, Inc. (Stromberg-Carlson), a wholly owned subsidiary of General Dynamics Corporation. Stromberg-Carlson's facilities, located in Charlottesville, Virginia since 1955, had engaged in the manufacture of telephones since 1894.

The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated
Quotation System (Nasdaq) under the symbol: CMDL.

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

In recent years, advances in telecommunications have facilitated the development of technologically advanced telephone systems and applications. Spurred by the significant deregulation of the telephone industry that began in the 1970's, electronic telephone systems began displacing the traditional electromechanical key sets that served as the basic office telephone system since the 1930's. New telephone applications are being introduced continuously, permitting business users to improve communications within their organizations and with customers by using conference calls, speaker phones, voice mail, automated attendant, and voice processing applications, such as speech recognition.

In the 1970's, solid state electronic telephone systems began displacing electromechanical systems. These original electronic telephone systems were "analog," transmitting voice information in a continuous wave form that is "analogous" to the original voice signal. By the late 1980's, digital telephone systems were available for commercial use. Digital systems generally offer customers more features, provide greater voice clarity, offer potential cost savings through the use of low-cost, high-capacity T-1 transmission lines from telecommunication service providers, enable improved video and data transmission, and offer superior platforms for future features.

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

The Company distributes its products through a network of approximately 7,500 independent dealers, of which approximately 1,500 have written agreements with the Company. This enables the Company to achieve broad geographic penetration, as well as access to some of the fastest growing markets in the country.
The Company's distribution network centers around a key group of wholesale supply houses, through which the Company's products are made available to dealers. These dealers market the Company's products to small and medium sized organizations and divisions of larger organizations. The Company's strategy enables it to virtually eliminate bad debt exposure and minimize administration, credit checking, and sales expense, as well as inventory levels. Wholesale supply houses in turn are able to sell related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

The Company is pursuing three fundamental business strategies:
(1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) achieving growth through expansion into international markets, and (3) maintaining a leadership position in the emerging market for systems solutions based on CTI. The Company seeks to support these strategies through the following approaches: (1) maintaining a broad and efficient distribution network; (2) targeting small to medium sized organizations; (3) offering a broad range of products; (4) developing strategic alliances; (5) pursuing international opportunities; (6) promoting computer telephony applications; (7) promoting industry accepted interface standards; and (8) developing open application interface ("OAI").

The market for the Company's products is highly competitive. The Company competes with approximately 20 companies, many of which, such as Lucent Technologies, Inc., Nortel Inc., and Toshiba Corp., have significantly greater resources. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, place of operation, and price. The Company believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that the Company provides. In marketing its telephone systems, the Company also emphasizes quality, as evidenced by its ISO 9001 certification, and high technology features. In addition, the Company often competes to attract and retain dealers for its products. The Company expects that competition will continue to be intense in the markets it serves, and there can be no assurance that the Company will be able to continue to compete successfully in the marketplace or that the Company will be able to maintain its current dealer network.

During the first quarter of 1996, the Company introduced wideopen.office, the first universal CTI server designed for local area networks ("LANS") as well as standalone personal computers ("PCs"). The new server provides linkages between desktop computers and Comdial's DXP switch users and also permits interface with PC's on a LAN. Also in the first quarter, the Company announced that it has signed an agreement with Danvers, MA-based Pro CD, Inc. to market Pro CD's Select Phone for Networks. This CD-ROM data base contains over 100 million residential and business names, addresses, and phones numbers, is the only such data base available for use in a network environment. Comdial will bundle Select Phone with FastCall, a middleware product, which enables users to integrate Select Phone easily with existing data bases.

On March 20, 1996, the Company completed the acquisitions of two companies involved in CTI applications: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. As a result of the acquisitions, Aurora and KVT have become wholly-owned subsidiaries of the Company (see Note C to the Consolidated Financial Statements).

The consideration paid for the acquisition of Aurora was approximately $3.3 million in cash and common stock. The consideration paid for the acquisition of KVT totaled approximately $19.7 million in cash, common stock, and a promissory note. The total also included the net book value of certain KVT assets as of the closing date.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisitions. The purchase price for both acquisitions is in excess of assets acquired of approximately $18.7 million. Such excess is being amortized on a straight-line basis over eight years. Such allocation has been based on preliminary estimates which may be revised at a later date and both companies assets are currently being evaluated.

Management anticipates that these two acquisitions will have a positive effect on revenues and profitability for the remainder of 1996 and enhance the Company's position for future development relating to the CTI market.

Results of Operations

  Revenue and Earnings
First Quarter 1996 vs 1995

The Company's performance for the first quarter of 1996 was slightly lower when compared with 1995. Even though the Company continued to show growth of its DXP and CTI products, other sales were down, such as the analog products, primarily due to the effects from bad weather and the budget related government slowdown. Income before income taxes for 1996 decreased by 63% to $471,000 as compared with $1,270,000 for the comparable period in 1995. Due to the timing of the acquisitions, Aurora and KVT had very little impact on the first quarter sales or results.

Net sales for the first quarter of 1996 decreased 1% to $22,048,000, compared with $22,316,000 in the first quarter of 1995. The DXP and CTI product sales increased substantially but was offset with a drop in analog and custom manufacturing sales.

The following table presents certain relevant net sales
information concerning Comdial's principle product lines for the periods indicated: (Reference product information by sales category in the Company's 1995 Form 10-K).
________________________________________________________________
					      March 31,    April 2,
In thousands                                  1996          1995
Sales
Business Systems
Digital                                     $12,886       $10,732
CTI                                           3,713         1,598
Analog                                        3,493         5,756
Enhancements                                    386           490
Sub-total                                    20,478        18,576
Proprietary and Specialty Terminals             867         1,491
Custom Manufacturing                            529         2,019
Other                                           174           230
  TOTAL                                     $22,048       $22,316
_________________________________________________________________


Gross profit increased 6% to $7,517,000, compared with $7,124,000 in the first quarter of 1995. This increase was primarily attributable to the higher sales of digital and CTI products which have a higher product margin.

Selling, general and administrative expenses increased 23% to $5,355,000, compared with $4,344,000 in the first quarter of 1995. This increase was primarily due to: (1) an increase in personnel associated with domestic and international sales, customer support, and the development and marketing of CTI products; and (2) the increased marketing efforts which resulted in increased costs for travel, telephone, and trade shows.

Engineering, research and development expenses increased 14% to $1,191,000, compared with $1,043,000 in the first quarter of 1995. This increase was primarily due to the increase in engineering personnel to support additional product development.

Miscellaneous expenses increased 30% to $253,000, compared with $194,000 in the first quarter of 1995. This increase was primarily due to the increase in goodwill amortization of $64,000 which relates directly to the acquisitions of Aurora and KVT.

Income tax expense (benefit) in the first quarter of 1996 decreased to ($714,000) compared with $40,000 for the same period of 1995, primarily due to the recognition of a tax benefit of $736,000. The tax benefit was a result of a reduction in the valuation allowance relating to its federal net operating loss carryforwards ("NOLS")(see Note G to the Consolidated Financial Statements).

Dividends on preferred stock represent quarterly dividends payable to the holder of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). Dividends for the first quarter of 1996 were zero, compared with $143,000 for the same period of 1995. On August 11, 1995, Comdial paid PacifiCorp Credit, Inc. ("PCI") all dividends associated with the Series A Preferred Stock and redeemed their remaining 750,000 shares. Comdial will no longer have any dividend payments associated with the Series A Preferred Stock.

Management anticipates that the factors which have led to a sluggish first quarter in sales and net income for the first three months of 1996, may continue to impact the overall performance of the second quarter. These factors should be partially offset by the continual sales growth of digital and CTI products for the remainder of the year. The Company plans to continue to improve sales by: (1) the planned introduction of a fully-featured telephone system in the second quarter; and (2) the realignment and increased staffing of its sales, marketing, and software development organizations.

Liquidity

The Company is indebted to Fleet which holds substantially all of the Company's indebtedness. Prior to February 1, 1994, PCI held substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement Fleet provided the Company with a $6,000,000 term loan (the "Term Note I") and a revolving credit loan facility in an amount up to $9,000,000 (the "Revolver") (see note E to Financial Statements). The Company and Fleet amended the original agreement in April 1994, to allow the Company to borrow an additional $1,300,000 (the "Term Note II").

The Fleet Term Notes and Revolver on the original Loan Agreement carried interest rates of 1.50% and 1.00% over Fleet's prime rate, respectively. Fleet's prime rate was 8.25% and 8.50% at March 31, 1996 and December 31, 1995, respectively.

On March 13, 1996, the Company and Fleet amended the Loan
Agreement to provide the Company with a $10,000,000 acquisition loan ("Acquisition Loan"), $3,500,000 equipment loan ("Equipment
Loan"), and $12,500,000 revolving credit loan facility
("Revolver"). The remaining balance on Term Note I and II were paid by advances from the Revolver and Equipment Loan, respectively (see Note E to Financial Statements).

On March 20, 1996, the Company borrowed $8,528,536 from the Acquisition Loan which was used to purchase Aurora and KVT. The Fleet Acquisition Loan is payable in equal monthly principal installments of $142,142 starting on 4/1/96, with the balance due on February 1, 2001. The Fleet Equipment Loan is payable in equal monthly principal installments of $27,000 starting on 4/1/96, with the balance due on June 1, 1998.

The Fleet Acquisition Loan, Equipment Loan, and Revolver can carry interest rates at either Fleet's prime rate or London's Interbank Offering Rate ("LIBOR"). The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet prime rate and LIBOR from plus 1.50% to 2.50%.

The Fleet revolving credit facility availability is still based on eligible accounts receivable and inventory, less funds already borrowed.

The Company's indebtedness to Fleet is secured by liens on the Company's assets and also contains certain financial covenants (see Note E to the Financial Statements). The Company is currently in compliance with all the covenants and terms as defined in the amended Loan Agreement.

The Company's Promissory Note of $7,000,000, which was part of the purchase price for KVT, carries an interest rate based on prime with yearly payments of $1,400,000 over five years starting on March 20, 1997.

Capital leases are with various financing facilities which are payable based on the terms of each individual lease. Other debt consists of a mortgage that was acquired as part of the KVT acquisition and has a monthly mortgage payment of $2,817 which includes interest at 8.75%. The final payment is due on August 01, 2005.

The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
_________________________________________________________________
In thousands                 October 1, 1995    December 31 ,1995
  Cash and cash equivalents         $469             $4,144
  Current maturities on debt       7,776              1,903
  Working capital                 13,298             18,271
_________________________________________________________________

All operating cash requirements are currently being funded through the Fleet Revolver. Cash decreased primarily due to the acquisition of Aurora and KVT. Current maturities on debt include the Revolver balance and the current portion of the promissory note of $3,932,000 and $1,400,000, respectively, which were zero at December 31, 1995. Working capital decreased by $4,973,000 due primarily to the increase in current maturities on debt which relates directly to the acquisitions of Aurora and KVT which occurred at the end of the first quarter of 1996.

Accounts receivable increased by 21% or $1,901,000, compared to December 31, 1995. This increase was primarily due to the consolidation of Aurora and KVT receivables of $810,000, and the timing of shipments by Comdial for the first quarter.

Prepaid expenses and other current assets decreased by 26% or $703,000, primarily due to a miscellaneous receivable which was paid regarding custom manufacturing inventory that had been returned to the original vendor.

Goodwill relates primary to the excess of purchase price over the net assets acquired of approximately $18.7 million. Such allocation has been based on preliminary estimates and be revised at a later date.

Other accrued liabilities decreased by $976,000, primarily due to promotional costs paid during the first quarter of 1996 which related to 1995.

During 1996 and 1995, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

Capital expenditures in the first three months of 1996 and for the comparable period of 1995 were $430,000 and $519,000, respectively. Capital additions for 1996 and 1995 were provided by funds from operations, capital leasing, and borrowings from Fleet. The Company anticipates spending approximately $4,000,000 on capital expenditures during 1996 which includes equipment for manufacturing and technology.

The Company plans to fund all future capital expenditure additions through working capital from Fleet and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

The Company has a commitment from Crestar Bank for the issuance of letters of credit in amounts not to exceed $500,000 at any one time. At March 31, 1996, the amount of available commitments under the letter of credit facility with Crestar Bank was $368,000.


COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a vote by Security Holders

  (a) On April 30, 1996, the Company held its annual meeting of shareholders in Ednam Hall at the Boar's Head Inn, Route 250
West, Charlottesville, Virginia 22905. The following matters were voted upon:

	1. The following directors were elected to serve additional terms: Michael C. Henderson and Dianne C. Walker.

Directors whose term of office continued after the meeting: A. M.
Gleason, William G. Mustain, William E. Porter and John W.
Rosenblum.

	2.      The amendment to the Company's 1992 Stock
Incentive Plan to increase the numbers of shares of Common Stock authorized for issuance under the plan of 800,000 to 1,550,000 was approved.

	3. The firm of Deloitte & Touche LLP was approved as the independent public auditors of the Company.

Shares of Common Stock were voted as follows:

Item 1: (Election of Board of Directors)

		      Total Vote For   Total Vote Withheld
Michael C. Henderson    5,856,554       42,120
Dianne C. Walker        5,856,554       42,120

Item 2: (Amendment to the 1992 Stock Incentive Plan)

For -        2,740,698
Against -    1,714,783
Abstain -       40,411

Item 3: (Selection of Independent Auditors)
For -        5,866,584
Against -       13,038
Abstain -       19,051


ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

    3.  Exhibits Included herein:

(10)  Material Contracts:

10.1    Amendment No. 1 to the Loan And Security Agreement dated
March 13, 1996 among the Registrant and Fleet Capital
Corporation.

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

				    Comdial Corporation
				       (Registrant)

Date:  May 14, 1996                 By:  /s/ Wayne R. Wilver
					 Wayne R. Wilver
					 Senior Vice President,
					 Chief Financial Officer,
					 Treasurer and Secretary