Form 10-Q
period 1996-06-30
COMDIAL CORP
filed 1996-08-12
CIK 230131

United States
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     June 30, 1996

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

	      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,577,635 common shares as of June 30, 1996.

          COMDIAL CORPORATION AND SUBSIDIARIES

                          INDEX
                                                       PAGE



PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995              3

        Consolidated Statements of Operations
        for the Three and Six Months ended
        June 30, 1996 and July 2, 1995                   4

        Consolidated Statements of Cash Flows
        for the Six Months ended
        June 30, 1996 and July 2, 1995                   5

        Notes to Consolidated Financial Statements       6-12


ITEM 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  13-22

PART II - OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K                23

 PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
                                    June 30,     December 31,
In thousands except par value        1996             1995
Assets
  Current assets
     Cash and cash equivalents       $455            $4,144
     Accounts receivable - net      9,142             8,976
     Inventories                   19,246            17,925
     Prepaid expenses and
         other current assets       1,998             2,695
Total current assets               30,841            33,740

     Property - net                14,625            13,943
     Deferred tax asset - net       7,425             6,694
     Goodwill                      18,359               210
     Other assets                   2,207             2,105
Total assets                      $73,457           $56,692

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable               $7,213            $7,988
    Accrued payroll and related
      expenses                      1,868             1,518
    Other accrued liabilities       3,220             4,060
    Current maturities of debt      7,770             1,903
Total current liabilities          20,071            15,469

  Long-term debt                   12,799             2,844
  Deferred tax liability            2,187             2,191
  Long-term employee benefit
    obligations                     2,069             1,894

  Commitments and contingent liabilities
Total liabilities                  37,126            22,398

Stockholders' equity
  Common stock ($0.01 par value)
    and paid-in "capital (Authorized
    30,000 shares; issued shares:
    1996 = 8,578; 1995 = 8,132)   114,142           111,625
  Other                            (1,051)           (1,014)
   Accumulated deficit            (76,760)          (76,317)
   Total stockholders' equity      33,331            34,294
Total liabilities and
  stockholders' equity            $73,457           $56,692

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

                     COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations - (Unaudited)
                                       Three Months Ended   Six Months Ended
                                        June 30,  July 2,   June 30,  July 2,
In thousands except per share amounts     1996     1995      1996      1995
Net sales                              $23,562    $25,442  $45,610   $47,758
Cost of goods sold                      15,415     17,188   29,980    32,380
  Gross profit                           8,147      8,254   15,630    15,378
Operating expenses
  Selling, general & administrative      6,432      4,836   11,746     9,180
  Engineering, research & development    1,704      1,016    2,922     2,059
    Operating income                        11      2,402      962     4,139

Other expense
  Interest expense                         499        282      726       555
  Goodwill amortization expense            868         -       959        23
  Miscellaneous expense                    200        197      362       368
Income (loss) before income taxes       (1,556)     1,923   (1,085)    3,193
Income tax expense (benefit)                72     (4,426)    (642)   (4,386)
    Net income (loss)                   (1,628)     6,349     (443)    7,579
Dividends on preferred stock                -         142       -        285
    Net income (loss) applicable to
      common stock                     $(1,628)    $6,207    $(443)   $7,294

Earnings (loss) per common share and common equivalent share: (1)
  Earnings (loss) per common share      $(0.19)        -    $(0.05)       -
  Primary                                   -       $0.85       -      $1.00
  Fully diluted                             -       $0.77       -      $0.92

Weighted average common shares outstanding:
  Weighted average per common share      8,566         -     8,378        -
  Primary                                   -       7,292       -      7,264
  Fully diluted                             -       8,201       -      8,200
(1) All periods presented have been adjusted to reflect the 1 for 3 reverse stock split.

The accompanying notes are an integral part of these financial statements.

 COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
                                              June 30,        July 2,
In thousands                                   1996            1995
Cash flows from operating activities:
  Cash received from customers               $49,496          $47,451
  Other cash received                            464              428
  Interest received                               59               15
  Cash paid to suppliers and employees       (48,424)         (47,554)
  Interest paid on debt                         (369)            (418)
  Interest paid under capital lease obligations  (56)             (51)
  Income taxes paid                              (44)            (117)
    Net cash provided (used) by
       operating activities                    1,126             (246)
Cash flows from investing activities:
  Purchase of Key Voice Technologies ("KVT")  (8,528)              -
  Purchase of Aurora Systems ("Aurora")       (1,901)              -
  Acquisition costs for KVT and Aurora          (726)              -
  Proceeds from the sale of equipment              9                1
  Capital expenditures                        (2,127)          (1,024)
    Net cash used by investing activities    (13,273)          (1,023)
Cash flows from financing activities:
  Proceeds from borrowings                     5,619               -
  Net borrowings under revolver agreement      4,000            1,282
  Proceeds from issuance of common stock          44               80
  Principal payments on debt                    (924)          (1,064)
  Principal payments under capital
    lease obligations                           (281)            (332)
  Preferred dividends paid                        -              (285)
     Net cash provided (used) in
       financing activities                    8,458             (319)
Net decrease in cash and cash equivalents     (3,689)          (1,588)
Cash and cash equivalents at
     beginning of year                         4,144            1,679
Cash and cash equivalents at end of period      $455              $91
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)                              $(443)          $7,579
  Depreciation and amortization                2,921            1,814
  Change in assets and liabilities (for 1996,
    net of effects from the purchase of
    KVT and Aurora):
    Decrease (increase) in accounts receivable   661           (2,920)
    Inventory provision                          693            1,324
    Increase in inventory                     (1,709)          (2,358)
    Decrease (increase) in other assets          875           (2,670)
    Increase in deferred tax asset              (736)          (4,503)
    Decrease in accounts payable              (1,588)             (18)
    Increase (decrease) in other liabilities    (606)           1,393
    KVT asset value at acquisition             1,105               -
    Aurora asset value at acquisition           (121)              -
    Increase in paid-in capital and
      other equity                                74              113
    Total adjustments                          1,569           (7,825)
Net cash provided (used) by operating
    activities                                $1,126            $(246)

The accompanying notes are an integral part of these financial statements.


             COMDIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SIX MONTHS ENDED JUNE 30, 1996 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

     The financial information included as of June 30, 1996 and for the six months ended June 30, 1996 and July 2, 1995 included herein is unaudited. The financial information reflects all normal recurring adjustments, except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments, which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to the Stockholders for the year ended December 31, 1995. The consolidated financial statements for 1996 should be read in conjunction with the 1995 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1995. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

     Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1.8 million and $1.6 million are included in accounts payable at June 30, 1996 and December 31, 1995, respectively. Bank overdrafts are outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note E). The Company considers the outstanding checks to be a bank overdraft. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows.

Note C:  ACQUISITIONS____________________________________________

     On March 20, 1996, the Company completed the acquisitions of two companies involved in Computer Telephone Integration ("CTI") applications: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. Aurora provides easy-to-use and affordable CTI solutions that enable companies to significantly increase productivity and enhance customer service. The Fastcall family of CTI solutions has become one of the leading CTI products.
KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business application. As a result of the acquisitions, Aurora and KVT have become wholly-owned subsidiaries of the Company.
The acquisitions have been accounted for by using the purchase method of accounting and, accordingly, the results of operations of Aurora and KVT have been included with those of the Company since the date of the acquisitions.

     The consideration paid for Aurora was approximately $2.8
million, which consisted of $1.9 million in cash, and $1.4 million of the Company's Common Stock (147,791 shares).

     The consideration paid for KVT totaled approximately $19.0 million which included the net book value of certain KVT assets as of the closing date. Cost associated with the acquisition consisted of $8.5 million in cash, $7.0 million evidenced by a promissory note, and approximately $2.2 million of the Company's Common Stock (243,097 shares). The remaining $2.0 million of the consideration is contingent upon KVT's performance after the acquisition, and may be paid at the Company's option in either cash or the Company's Common Stock.

     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisitions. The purchase price and the associated acquisition costs for both acquisitions exceeded the net assets acquired by approximately $19.1 million. This excess is amortized on a straight-line basis over one to eight years depending on the nature of the intangible assets acquired.

     To complete the acquisitions of KVT and Aurora, the Company obtained additional funds from its credit facility. The Company and Fleet Capital Corporation ("Fleet"), formerly known as Shawmut Capital Corporation and prior to that as Barclays Business Credit, Inc., amended the Loan Agreement to permit the Company to borrow additional funds and modified some of its terms and covenants. The amendment to the Loan Agreement provided an increased borrowing capacity of $13.5 million under acquisition and equipment loans, and a revolving credit facility of $12.5 million (see Note E).

Note D:  INVENTORIES_____________________________________________

Inventories consists of the following:
_________________________________________________________________
                            				       June 30,    December 31,
In thousands                             1996           1995

  Finished goods                        $6,975         $3,808
  Work-in-process                        3,900          4,202
  Materials and supplies                 8,371          9,915
     Total                             $19,246        $17,925
_________________________________________________________________

Note E:  BORROWINGS______________________________________________

     Since February 1, 1994, Fleet has held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
		                                 			June 30,    December 31,
In thousands                             1996          1995
  Notes payable to Fleet
    Term notes I & II                  $   -         $4,030
    Acquisition note                    8,102            -
    Equipment note                        625            -
    Revolving credit                    4,000            -
  Promissory note                       7,000            -
  Capitalized leases                      529           717
  Other debt                              313            -
    Total debt                         20,569         4,747
  Less current maturities on debt       7,770         1,903
    Total long-term debt              $12,799        $2,844
_________________________________________________________________

      On February 1, 1994, the Company and Fleet entered into a loan and security agreement ("Loan Agreement") pursuant to which Fleet agreed to provide the Company with a $6.0 million term note ("Term Note I") and a $9.0 million revolving credit loan facility. In April 1994, the Company borrowed an additional $1.3 million under the term note ("Term Note II"). The Fleet Term Notes I and II carried interest rates of 1.50% over Fleet's prime rate and are payable in equal monthly principal installments of $110,334, with the balance due on February 1, 1998. The original Fleet revolving credit facility carries an interest rate of 1.00% over Fleet's prime rate. Availability under the revolving credit facility is based on eligible accounts receivable and inventory, less funds already borrowed. The Company's total indebtedness to Fleet (term notes plus revolving credit facility) must not exceed $14.0 million. Fleet's prime rate was 8.25% and 8.50% at March 31, 1996 and December 31, 1995, respectively.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), $3.5 million equipment loan ("Equipment Loan"), and $12.5 million revolving credit loan facility ("Revolver"). The remaining balance of $2.9 million and $0.7 million on Term Notes I and II, were paid by advances from the new Revolver and Equipment Loan, respectively.

     On March 20, 1996, the Company borrowed $8.5 million from the
Acquisition Loan which was used for the purchase of Aurora and KVT.

     The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

     The Equipment Loan is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     The Acquisition Loan, Equipment Loan, and Revolver carry interest rates at either Fleet's prime rate or London Interbank Offered Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet Prime Rate and from plus 1.50% to 2.50% of LIBOR. As of June 30, 1996, the prime interest rate was 8.25% and LIBOR rates were 5.44%, 5.47%, and 5.48% with approximately 94% of the loans based on LIBOR. As of June 30, 1996, the Company's borrowing rate for prime was 8.25%, and the LIBOR borrowing rates were 7.43%, 7.47%, and 7.48%.

     The Fleet revolving credit facility availability is based on eligible accounts receivable and inventory, less funds already borrowed.

     On June 28, 1996, the Company and Fleet amended the Loan
Agreement to adjust availability under the Revolver by establishing a special availability reserve of $4.0 million and to modify certain covenants.

     The Company's Promissory Note of $7.0 million, the proceeds of which were used to purchase KVT, carries an interest rate equal to the prime rate with annual payments of $1.4 million plus all accumulated interest for five years starting on March 20, 1997.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease.

     Other debt consists of a mortgage acquired in conjunction with the KVT acquisition which requires a monthly mortgage payment of $2,817 including interest at a rate of 8.75%. The final payment is due on August 01, 2005.

     Scheduled maturities of Acquisition and Equipment Loans (current and long-term debt) as defined in the Loan Agreement are as follows:
_________________________________________________________________
                                                     Principal
In thousands                        Fiscal Years    Installments
  Loans payable                     1996             $1,015  *
                                    1997              2,030
                                    1998              1,845
                                    1999              1,706
                                    2000              2,132
__*  The remaining aggregate for 1996.___________________________

Debt Covenants. The Company's indebtedness to Fleet is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the amended Loan Agreement contains certain financial covenants that require specified levels of consolidated tangible net worth, profitability, debt service coverage ratio, and current ratio. The amended Loan Agreement also contains certain limits on additional borrowings. The Company is in compliance with all the covenants and terms, set forth in the amended Loan Agreement at June 30, 1996.

Note F:  EARNINGS PER SHARE______________________________________

     For the three and six months ended June 30, 1996, earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Stock options were antidulitive for the three and six months of 1996. For the three and six months ended July 2, 1995, primary earnings per share were computed by dividing income attributable to common shareholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options.

Note G:  INCOME TAXES____________________________________________

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by SFAS No. 109, "Accounting for Income Taxes". As permitted by SFAS No. 109, prior years' financial statements have not been restated. The components of income tax expense (benefit) for the six months ended are as follows:
_________________________________________________________________
                                         June 30,       July 2,
In thousands                               1996          1995
  Current -  Federal                       $ 34           $94
             State                           60            23
  Deferred - Federal                       (714)       (4,374)
             State                         ( 22)         (129)
     Total provision                      ($642)      ($4,386)
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the six months are summarized as follows:
_________________________________________________________________
                                          June 30,      July 2,
In thousands                                1996          1995
  Federal tax (benefit) at statutory
  rate (35% in 1996 and 1995)               ($397)       $1,376
  State income taxes (net of federal
    tax benefit)                               39            15
  Nondeductible charges                        67            22
  Alternative minimum tax                      15            90
  Utilization of operating loss carryover     370        (1,386)
  Adjustment of valuation allowance          (736)       (4,503)
    Income tax provision                    ($642)      ($4,386)
_________________________________________________________________

     Net deferred tax assets of $7.4 million and $6.7 million
have
been recognized in the accompanying Consolidated Balance Sheets at June 30, 1996 and December 31, 1995, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
                                         June 30,   December 31,
In thousands                               1996          1995
  Total deferred tax assets              $27,904       $28,091
  Total valuation allowance              (20,479)      (21,397)
     Total deferred tax asset - net        7,425         6,694
  Total deferred tax liabilities          (2,187)       (2,191)
     Total net deferred tax asset         $5,238        $4,503
_________________________________________________________________

     The valuation allowance decreased $918,000 during the six month period ended June 30, 1996 and this decrease was primarily related to (1) the re-evaluation of the future utilization of deferred tax assets of operating loss carryforwards of $366,000, and (2) the change in temporary differences of deferred tax assets and liabilities of $552,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in judgment about the future realization of deferred tax assets. Management believes that it is more likely than not that the Company will realize these tax benefits.

     The Company has net operating loss carryforwards and tax credit carryovers of approximately $66.3 million and $2.8 million, respectively, which, if not utilized, will expire at various years up until 2007.

     Based on the Company's interpretation of Section 382 of the Internal Revenue Code, the reduction of the valuation allowance was calculated assuming a 50% ownership change, which could limit the utilization of the tax net operating loss and tax credit carryforwards in future periods starting at the time of the change. An ownership change could occur if changes in the Company's stock ownership exceeds 50% of the value of the Company's stock during any three year period. As of June 30 1996, an ownership change has not occurred.


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

General Development of the Business

     Comdial Corporation (the "Company") is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol: CMDL.

     The Company designs, manufactures, and markets small to medium sized business telecommunications systems which support up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base estimated to be approximately 250,000 telephone systems and 2,500,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of product enhancements to the Company's telephone systems. The Company's growth since 1992, has occurred principally as a result of digital telephone systems introduced by the Company in 1992. These digital products provide end users with the ability to utilize evolving telecommunications technologies, including those arising from the convergence of telephone systems and computers, known as Computer-Telephony Integration ("CTI").

     In recent years, advances in telecommunications have facilitated the development of technologically advanced telephone systems and applications. Spurred by the significant deregulation of the telephone industry that began in the 1970's, electronic telephone systems began displacing the traditional electromechanical key sets that served as the basic office telephone system since the 1930's. New telephone applications are being introduced continuously, permitting business users to improve communications within their organizations and with their customers by using conference calls, speaker phones, voice mail, automated attendant, and voice processing applications, such as speech recognition.

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

     Comdial markets its products through both direct and indirect channels. About 80% of Comdial sales flow through wholesale supply houses. These customers purchase and stock Comdial products then resell to dealers. Accordingly, Comdial's reported sales can be greatly influenced by supply house inventory levels and stocking decisions. Sales may be strong at the end user level, but week to supply houses. And the opposite can also be true.

     The Company's strategy of selling through supply houses enables it to virtually eliminate bad debt exposure and minimize administration, credit checking, and sales expense, as well as inventory levels. Wholesale supply houses in turn are able to sell related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs. These dealers market the Company's products to small and medium sized organizations and divisions of larger organizations.

     Comdial's primary marketing emphasis is on the reseller who buys from the supply house. The goal is to create street sales, so the supply houses will have to continue to place orders on Comdial.

     The Company is pursuing three fundamental business strategies: (1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) achieving growth through expansion into international markets, and (3) maintaining a leadership position in the emerging market for systems solutions based on CTI. The Company seeks to support these strategies through the following approaches: (1) maintaining a broad and efficient distribution network; (2) targeting small to medium sized organizations; (3) offering a broad range of products; (4) developing strategic alliances; (5) pursuing international opportunities; (6) promoting computer telephony applications; (7) promoting industry accepted interface standards; and (8) developing open application interfaces ("OAI").

     The market for the Company's products is highly competitive. The Company competes with approximately 20 companies, many of which, such as Lucent Technologies, Inc., Nortel Inc., and Toshiba Corp., have significantly greater resources than the Company. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, place of operation, and price. The Company believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that the Company provides. In marketing its telephone systems, the Company also emphasizes quality, as evidenced by its ISO 9001 certification, and high technology features. In addition, the Company often competes to attract and retain dealers for its products. The Company expects that competition will continue to be intense in the markets it serves, and there can be no assurance that the Company will be able to continue to compete successfully in the marketplace or that the Company will be able to maintain its current dealer network.

     During the first quarter of 1996, the Company introduced wideopen.office, the first universal CTI server designed for local area networks ("LANS") as well as standalone personal computers ("PCs"). The new server provides linkages between desktop computers and Comdial's DXP switch users and also permits interfacing with PCs on a LAN. Also in the first quarter, the Company announced that it has signed an agreement with Danvers, Massachusetts-based Pro CD, Inc. to market Pro CD's Select Phone for Networks. This CD-ROM data base contains over 100 million residential and business names, addresses, and phones numbers, is available for use in a network environment. Comdial will bundle Select Phone with FastCall, a middleware product, which enables users to integrate Select Phone easily with existing data bases.

     On March 20, 1996, the Company completed the acquisition of two companies involved in CTI applications: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. As a result of the acquisitions, Aurora and KVT have become wholly-owned subsidiaries of the Company (see Note C to the Consolidated Financial Statements).

     The consideration paid for the acquisition of Aurora was approximately $2.8 million in cash and common stock. The consideration paid for the acquisition of KVT totaled approximately $19.0 million in cash, common stock, and a promissory note.

     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisitions. Any excess of purchase price over the value of the net assets is allocated to goodwill. The purchase price including acquisition costs for both acquisitions exceeded met assets acquired by approximately $19.1 million. Such excess is being amortized on a straight-line basis over one to eight years. Such allocations have been based on asset evaluation performed by outside consultants.

     Management anticipates that these two acquisitions will have a positive effect on revenues and profitability for all of 1996 and enhance the Company's position for future development relating to the CTI market.

Results of Operations

  Revenue and Earnings
Second Quarter 1996 vs 1995

     The Company reported a loss before taxes for the second quarter of 1996 of $1.6 million as compared with net income before taxes of $1.9 million for the same period in 1995. The loss of the Company was primarily attributable to the declining sales of the Company's older analog telephone systems and the continued weakness in federal government sales.

     Net sales for the second quarter of 1996 decreased 7% to $23.6 million, compared with $25.4 million in the second quarter of 1995. CTI product sales increased substantially but was offset with a drop in sales of analog telephone systems and custom manufacturing sales.

     Gross profit as a percent to sales increased to 34.5%, compared with 32.4% in the second quarter of 1995. This increase was primarily attributable to higher sales of CTI products which have a higher product margin.

     Selling, general and administrative expenses increased 33% to $6.4 million, compared with $4.8 million in the second quarter of 1995. This increase was primarily due to: (1) an increase in expenses due to the Aurora and KVT acquisitions of $849,000; (2) an increase in personnel associated with domestic and international sales, customer support, and the development and marketing of CTI products; and (3) an increase in marketing efforts which resulted in increased costs for travel, telephone, and trade shows.

     Engineering, research and development expenses increased 68% to $1.7 million, compared with $1.0 million in the second quarter of 1995. This increase was primarily due to increased expenses relating to the Aurora and KVT acquisitions of $266,000 and an increase in engineering personnel to support additional product development.

     Interest expense increased by 77% to $499,000, compared with $282,000 in the second quarter of 1995. This increase was primarily attributable to additional borrowings used to acquire
Aurora and KVT.

     Goodwill amortization expense amounted to $868,000 for the second quarter which relates directly to the acquisitions of Aurora and KVT.

     Income tax expense (benefit) in the second quarter of 1996 increased to $72,000 compared with a net tax benefit of ($4.4) million for the same period of 1995, primarily due to the recognition of a tax benefit in the second quarter of 1995 of $4.5 million (see Note G to the Consolidated Financial Statements).

Six Months 1996 vs 1995

     The Company reported a loss before taxes for the six months of 1996 of $1.1 million as compared with income of $3.2 million for the comparable period in 1995. The weaker performance of the Company was primarily attributable to the declining sales of the Company's older analog telephone systems, supply house inventory reductions, and continued weakness in federal government sales.

     Net sales for the first six months of 1996 decreased 4% to $45.6 million, compared with $47.8 million in 1995. Business system sales increased by 4% or $1.6 million, compared with the same period of 1995. CTI and DXP product sales increased substantially but were primarily offset with a decline in sales of analog products. The Company expected the decline in sales in analog telephone systems but not at its current level. Some of the sales decline can be attributed to the inclement weather during the first quarter of 1996 and the budget related government slowdown. Other product sales declines were terminals and custom manufacturing. Custom manufacturing was higher in 1995 primarily due to special projects which were completed by the end of 1995. The acquisitions (Aurora and KVT) accounted for approximately 7% of the Company's sales during the period.

     Management anticipates that the sales of analog telephone systems and custom manufacturing will continue to decrease for the second half of 1996 when compared to 1995. It is anticipated that this decline could be partially offset by the continued sales growth of digital and CTI products. The Company also plans to improve sales by: (1) the planned introduction of a fully-featured telephone system in the third quarter which small dealers can sell in place of the analog telephone systems; and
(2) the reduction of certain expenses which will not affect sales, growth, or customer service.

     The following table presents certain relevant net sales information concerning Comdial's principal product lines for the periods indicated:
_________________________________________________________________
                                   June 30,           July 2,
In thousands                         1996              1995
Sales
Business Systems
  Digital                          $19,544           $20,467
  DXP                                7,950             6,031
  CTI                                8,169             3,552
  Analog                             7,686            11,663
    Sub-total                       43,349            41,713
Proprietary and Specialty Terminals  2,122             3,261
Custom Manufacturing                   763             3,444
Gross Sales                         46,234            48,418
  Sales discount and allowances        624               660
Net Sales                          $45,610           $47,758
_________________________________________________________________

     Gross profit increased 2% to $15.6 million, compared with $15.4 million for the first six months of 1995. Gross profit as a percent of sales increased to 34.4%, compared with 32.1% for the same period of 1995. This increase was primarily attributable to the higher sales of digital and CTI products which have a higher product margin.

     Selling, general and administrative expenses during the period increased 28% to $11.7 million, compared with $9.2 million for the first six months of 1995. This increase was primarily due to: (1) an increase in expenses associated with the Aurora and KVT acquisitions of $922,000; (2) an increase in personnel associated with domestic and international sales, customer support, and the development and marketing of CTI products; and
(3) the increased marketing efforts also resulted in increased costs for travel, telephone, promotional literature, and trade shows.

     Engineering, research and development expenses during the period increased 42% to $2,922,000, compared with $2,059,000 for the first six months of 1995. This increase was primarily due to the increase in expenses of $293,000 associated with the Aurora and KVT acquisitions and the increase in engineering personnel and special contract personnel to support additional product development.

     Goodwill amortization expense during the period increased to $959,000, compared with $23,000 for the first six months of 1995.
The increase in goodwill was attributable to the acquisitions of Aurora and KVT.

     Income tax expense (benefit) in the first six months of 1996 a net tax benefit of ($642,000) was recognized in 1996 compared with ($4.4) million for the same period of 1995. The tax benefits were a result of reductions in the valuation allowance relating to its federal net operating loss carryforwards ("NOLS")(see Note G to the Consolidated Financial Statements).

     Dividends on preferred stock represent quarterly dividends payable to the holder of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). Dividends for the first six months of 1996 were zero, compared with $285,000 for the same period of 1995. On August 11, 1995, Comdial paid PacifiCorp Credit, Inc. ("PCI") all dividends associated with the Series A Preferred Stock and redeemed their remaining 750,000 shares. Comdial will no longer have any dividend payments associated with the Series A Preferred Stock.

Liquidity

     The Company is indebted to Fleet which holds substantially all of the Company's indebtedness. Prior to February 1, 1994, PCI held substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement Fleet provided the Company with a $6.0 million term loan (the "Term Note I") and a revolving credit loan facility in an amount up to $9.0 million (the "Revolver") (see note E to Financial Statements). The Company and Fleet amended the original agreement in April 1994, to allow the Company to borrow an additional $1.3 million (the "Term Note II").

     The Fleet Term Notes and Revolver on the original Loan
Agreement carried interest rates of 1.50% and 1.00% over Fleet's prime rate, respectively. Fleet's prime rate was 8.25% and 8.50% at June 30, 1996 and December 31, 1995, respectively.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), $3.5 million equipment loan ("Equipment Loan"), and $12.5 million revolving credit loan facility ("Revolver"). The remaining balances on Term Notes I and II were paid by advances from the Revolver and Equipment Loan, respectively (see Note E to Financial Statements).

     On March 20, 1996, the Company borrowed $8.5 million from the Acquisition Loan which was used in connection with the purchase of Aurora and KVT. The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001. The Fleet Equipment Loan is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     The Acquisition Loan, Equipment Loan, and Revolver bear interest at rates based on either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR"). The interest rates may be adjusted annually based on the Company's debt to earnings ratio. Depending on the ratio, the interest rates vary from minus 0.50% to plus 0.50% of the Fleet prime rate and from plus 1.50% to 2.50% of LIBOR. Current interest rate margins on the Company's indebtedness to Fleet are 0.00% and 2.00% for prime and LIBOR, respectively.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet is secured by liens on the Company's assets and also contains certain financial covenants (see Note E to the Financial Statements).

     On June 28, 1996, the Company and Fleet amended the Loan
Agreement to adjust the Revolver availability by setting a special availability reserve of $4.0 million and also modified certain covenants.

     The Company is in compliance with all the covenants and terms of the amended Loan Agreement as of June 30, 1996.

     The Company's Promissory Note of $7.0 million, the proceeds of which were used to acquire KVT, carries an interest rate based on prime with yearly payments of $1.4 million over five years starting on March 20, 1997.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease. Other debt consists of a mortgage that was acquired as part of the KVT acquisition and has a monthly mortgage payment of $2,817 which includes interest at a rate of 8.75%. The final payment under the mortgage is due on August 01, 2005.

      The following table sets forth the Company's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated.
_________________________________________________________________
In thousands                   June 30, 1996    December 31 ,1995
  Cash and cash equivalents         $455             $4,144
  Current maturities on debt       7,770              1,903
  Working capital                 10,770             18,271
_________________________________________________________________

     All operating cash requirements are currently being funded through the Revolver. Cash decreased primarily due to the acquisition of Aurora and KVT. Current maturities on debt include the Revolver balance and the current portion of the promissory note of $4.0 million and $1.4 million, respectively, which were zero at December 31, 1995. Working capital decreased by $7.5 million due primarily to the decrease in available cash and an increase in current maturities on debt which relate directly to the acquisitions of Aurora and KVT that occurred at the end of the first quarter of 1996.

     Inventory increases are primarily due to additional finished goods inventory which was a result of slower than expected sales for the first six months and the additions of Aurora and KVT.
The inventory provision for 1996 compared with 1995 is lower primarily due to lower obsolescence and shrinkage.

     Prepaid expenses and other current assets decreased by 26% or $697,000, primarily due to a miscellaneous receivable which was paid regarding custom manufacturing inventory that had been returned to the original vendor.

     Other accrued liabilities decreased by $840,000, primarily due to promotional costs paid during the first quarter of 1996 which related to 1995.

     During 1996 and 1995, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

     The Company plans to fund all future costs through working capital from Fleet and cash generated by operations. Management expects these sources to provide the cash necessary for the near-term future operations and future development of the Company.

Capital Resources

     Capital expenditures in the first six months of 1996 and for the comparable period of 1995 were $1.5 million and $838,000, respectively. Capital additions for 1996 and 1995 were provided by funds from operations, capital leasing, and borrowings from Fleet. The Company anticipates spending approximately $4.0 million on capital expenditures during 1996 which includes equipment for manufacturing and technology.

     The Company plans to fund all future capital expenditure additions through working capital from Fleet and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

     The Company has a commitment from Crestar Bank for the issuance of letters of credit in amounts not to exceed $500,000 at any one time. At June 30, 1996, the amount of available commitments under the letter of credit facility with Crestar Bank was $288,000.


	     COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

    3.  Exhibits Included herein:

(10)  Material Contracts:

10.1 Amendment No. 2 to the Loan And Security Agreement dated June 28, 1996 among the Registrant and Fleet
        Capital Corporation.

10.2    Amendment No. 2 to the Registrant's 1992 Stock
        Incentive Plan and 1992 Non-employee Directors Stock
        Incentive Plan.

10.3    Amendment No. 3 to the Registrant's 1992 Stock
        Incentive Plan and 1992 Non-employee Directors Stock
        Incentive Plan.

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

                                    Comdial Corporation
                                    (Registrant)

Date:  August 12, 1996              By:  /s/ Wayne R. Wilver
                                         Wayne R. Wilver
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary