Form 10-Q
period 1996-09-29
COMDIAL CORP
filed 1996-11-12
CIK 230131

United States
	                 SECURITIES AND EXCHANGE COMMISSION
		                     Washington, D.C.  20549

			                           FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934

        	For the quarterly period ended     September 29, 1996

			                               OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       	THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to_____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,577,877 common shares as of September 29, 1996.

	                COMDIAL CORPORATION AND SUBSIDIARIES

			                             INDEX
							                                            PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   September 29, 1996 and December 31, 1995         3

	   Consolidated Statements of Operations
	   for the Three and Nine Months ended
	   September 29, 1996 and October 1, 1995           4

	   Consolidated Statements of Cash Flows
	   for the Nine Months ended
	   September 29, 1996 and October 1, 1995           5

	   Notes to Consolidated Financial Statements       6-11


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations   12-21



PART II - OTHER INFORMATION

  ITEM 6:  Exhibits and Reports on Form 8-K                22

	                COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
                           				    Sept. 29,     December 31,
In thousands except par value        1996             1995
Assets
  Current assets
     Cash and cash equivalents       $271            $4,144
     Accounts receivable - net     10,991             8,976
     Inventories                   18,108            17,925
     Prepaid expenses and
	      other current assets         1,425             2,695
Total current assets               30,795            33,740

     Property - net                14,597            13,943
     Deferred tax asset - net       7,454             6,694
     Goodwill                      17,699               210
     Other assets                   3,511             2,105
Total assets                      $74,056           $56,692

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable               $7,345            $7,988
    Accrued payroll and related
      expenses                      1,785             1,518
    Other accrued liabilities       4,333             4,060
    Current maturities of debt      6,718             1,903
Total current liabilities          20,181            15,469

  Long-term debt                   12,260             2,844
  Deferred tax liability            2,215             2,191
  Long-term employee benefit
    obligations                     2,181             1,894

  Commitments and contingent liabilities
Total liabilities                  36,837            22,398

Stockholders' equity
  Common stock ($0.01 par value)
    and paid-in "capital (Authorized
    30,000 shares; issued shares:
    1996 = 8,578; 1995 = 8,132)   114,120           111,625
  Other                            (1,049)           (1,014)
   Accumulated deficit            (75,852)          (76,317)
   Total stockholders' equity      37,219            34,294
Total liabilities and
  stockholders' equity            $74,056           $56,692

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

           	     COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations - (Unaudited)


		                            		       Three Months Ended  Nine Months Ended
				                                   Sept. 29,  Oct. 1,  Sept. 29,  Oct. 1,
In thousands except per share amounts     1996     1995      1996      1995
Net sales                              $28,874    $25,235  $74,484   $72,993
Cost of goods sold                      18,013     17,181   47,993    49,561
  Gross profit                          10,861      8,054   26,491    23,432
Operating expenses
  Selling, general & administrative      6,951      4,707   18,697    13,887
  Engineering, research & development    1,262      1,048    4,184     3,107
    Operating income                     2,648      2,299    3,610     6,438

Other expense
  Interest expense                         483        242    1,209       797
  Goodwill amortization expense            855         -     1,814        23
  Miscellaneous expense                    332        216      694       584
Income (loss) before income taxes          978      1,841     (107)    5,034
Income tax expense (benefit)                70         37     (572)   (4,349)
    Net income (loss)                      980      1,804      465     9,383
Dividends on preferred stock                -          65       -        350
    Net income (loss) applicable to
      common stock                        $980     $1,739     $465    $9,033

Earnings (loss) per common share and common equivalent share: (1)
  Earnings (loss) per common share       $0.11         -     $0.06        -
  Primary                                   -       $0.22       -      $1.21
  Fully diluted                             -       $0.22       -      $1.14

Weighted average common shares outstanding:
  Weighted average per common share      8,578         -     8,444        -
  Primary                                   -       7,910       -      7,482
  Fully diluted                             -       8,307       -      8,239


(1) All periods presented have been adjusted to reflect the 1 for 3 reverse stock split.

The accompanying notes are an integral part of these financial statements.

	                 	COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
	                                  				      Sept. 29,        Oct. 1,
In thousands                                   1996             1995
Cash flows from operating activities:
  Cash received from customers               $77,850          $72,522
  Other cash received                            642              591
  Interest received                               59               21
  Cash paid to suppliers and employees       (74,355)         (72,344)
  Interest paid on debt                         (646)            (585)
  Interest paid under capital lease obligations  (78)            (141)
  Income taxes paid                             (162)            (154)
    Net cash provided (used) by
       operating activities                    3,310              (90)
Cash flows from investing activities:
  Purchase of Key Voice Technologies ("KVT")  (8,528)              -
  Purchase of Aurora Systems ("Aurora")       (1,901)              -
  Acquisition costs for KVT and Aurora          (921)              -
  Proceeds from the sale of equipment              9                1
  Capital expenditures                        (2,704)          (1,498)
    Net cash used by investing activities    (14,045)          (1,497)
Cash flows from financing activities:
  Proceeds from borrowings                     5,619               -
  Net borrowings under revolver agreement      3,071              198
  Proceeds from issuance of common stock          44           11,308
  Principal payments on debt                  (1,432)          (1,520)
  Preferred stock redemption                      -            (7,500)
  Principal payments under capital
    lease obligations                           (440)            (482)
  Preferred dividends paid                        -              (350)
     Net cash provided in
       financing activities                    6,862            1,654
Net increase (decrease) in cash and
  cash equivalents                            (3,873)              67
Cash and cash equivalents at
     beginning of year                         4,144            1,679
Cash and cash equivalents at end of period      $271           $1,746
Reconciliation of net income to net cash provided by operating activities:
Net income                                      $465           $9,383
  Depreciation and amortization                4,833            2,728
  Change in assets and liabilities (for 1996,
    net of effects from the purchase of
    KVT and Aurora):
    Decrease (increase) in accounts receivable(1,188)          (4,151)
    Inventory provision                        1,318            1,990
    Increase in inventory                     (1,196)          (2,923)
    Increase in other assets                    (304)          (1,143)
    Increase in deferred tax asset              (736)          (4,503)
    Decrease in accounts payable              (1,456)            (621)
    Increase in other liabilities                536             (355)
    KVT asset value at acquisition             1,105               -
    Aurora asset value at acquisition           (121)              -
    Increase (decreas) in paid-in capital and
      other equity                                54             (495)
    Total adjustments                          2,845           (9,473)
Net cash provided by operating activities     $3,310             $(90)

The accompanying notes are an integral part of these financial statements.

              	    COMDIAL CORPORATION AND SUBSIDIARIES
	               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 - (Unaudited)


Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

     The financial information included as of September 29, 1996 and for the nine months ended September 29, 1996 and October 1, 1995 included herein is unaudited. The financial information reflects all normal recurring adjustments, except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments, which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to the Stockholders for the year ended December 31, 1995. The consolidated financial statements for 1996 should be read in conjunction with the 1995 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1995. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. The results of operations for the nine months ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

     Under the Company's cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1.3 million and $1.6 million are included in accounts payable at September 29, 1996 and December 31, 1995, respectively. Bank overdrafts are outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The Company considers the outstanding checks to be a bank overdraft. The Company is reporting the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows.



Note C:  INVENTORIES_____________________________________________

Inventories consist of the following:
_________________________________________________________________
                               				    September 29,   December 31,
In thousands                             1996           1995_____

  Finished goods                        $4,964         $3,808
  Work-in-process                        3,988          4,202
  Materials and supplies                 9,156          9,915
     Total                             $18,108        $17,925
_________________________________________________________________


Note D:  BORROWINGS______________________________________________

     Since February 1, 1994, Fleet has held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
                            				    September 29,   December 31,
In thousands                             1996          1995______
  Notes payable to Fleet
    Term notes I & II                  $   -         $4,030
    Acquisition note                    7,676            -
    Equipment note                        544            -
    Revolving credit                    3,071            -
  Promissory note                       7,000            -
  Capitalized leases                      375           717
  Other debt                              312            -
    Total debt                         18,978         4,747
  Less current maturities on debt       6,718         1,903
    Total long-term debt              $12,260        $2,844
_________________________________________________________________

     The Company and Fleet entered into a loan and security agreement ("Loan Agreement") in 1994 pursuant to which Fleet agreed to provide the Company with a $6.0 million term loan represented by a note ("Term Note I"), a $9.0 million revolving credit loan facility (total not to exceed $14.0 million), and a $1.3 million term loan represented by a second term note ("Term
Note II"). Term Notes I and II carried interest rates of 1.50% over Fleet's prime rate and were payable in equal monthly principal installments aggregating $110,334, with the balance due on February 1, 1998. The original Fleet revolving credit facility carried an interest rate of 1.00% over Fleet's prime rate with availability based on eligible accounts receivable and inventory. Fleet's prime rate was 8.25% and 8.50% at March 31, 1996 and December 31, 1995, respectively.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), a $3.5 million equipment loan ("Equipment Loan"), and a $12.5 million revolving credit loan facility ("Revolver"). The remaining balances of $2.9 million and $0.7 million on Term Notes I and II, were paid by advances from the new Revolver and Equipment Loan, respectively.

     On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used for a portion of the purchase price of Aurora Systems, Inc. ("Aurora") and Key Voice
Technologies, Inc. ("KVT"). The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

     The Equipment Loan is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     The Acquisition Loan, Equipment Loan, and Revolver carry interest rates at either Fleet's prime rate or London Interbank Offered Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet Prime Rate and from plus 1.50% to 2.50% of LIBOR. As of September 29, 1996, the prime interest rate was 8.25% and LIBOR rates were 5.42% and 5.49% with approximately 93% of the loans based on LIBOR. As of September 29, 1996, the Company's borrowing rate for loans based on the prime rate was 8.25%, and for loans based on the LIBOR rates were 7.42% and 7.49%.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

     On June 28, 1996, the Company and Fleet amended the Loan
Agreement to adjust availability under the Revolver by establishing a special availability reserve of $4.0 million and to modify certain covenants.

     On September 27, 1996, the Company and Fleet amended the Loan Agreement to modify certain covenants.

     The Company's Promissory Note of $7.0 million, which was part of the purchase price of KVT, carries an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest for five years starting on March 20, 1997.

     Capital leases are with various financing entities and are payable based on the terms of each individual lease.

     Other debt consists of a mortgage acquired in conjunction with the KVT acquisition which requires a monthly mortgage payment of $2,817, including interest at a rate of 8.75%. The final payment is due on August 01, 2005.

     Scheduled maturities of Acquisition and Equipment Loans
(current and long-term debt) as defined in the Loan Agreement are as follows:
_________________________________________________________________
						     Principal
In thousands                        Fiscal Years    Installments_
  Loans payable                     1996               $507  *
				                                1997              2,030
				                                1998              1,845
				                                1999              1,706
				                                2000              2,132
__*  The remaining aggregate for 1996.___________________________

Debt Covenants. The Company's indebtedness to Fleet is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the amended Loan Agreement contains certain financial covenants that require specified levels of consolidated tangible net worth, profitability, and other certain financial ratios. The amended Loan Agreement also contains certain limits on additional borrowings. As of September 29, 1996, the Company is in compliance with all covenants and terms set forth in the amended Loan Agreement.

Note E:  EARNINGS PER SHARE______________________________________

     For the three and nine months ended September 29, 1996, earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Stock options were antidilutive for the three and nine months of 1996. For the three and nine months ended September 29, 1995, primary earnings per share were computed by dividing income attributable to common shareholders (net income less preferred stock dividend requirements) by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options.

Note F:  INCOME TAXES____________________________________________

     The components of income tax expense (benefit) for the nine months ended are as follows:

_________________________________________________________________
					September 29,  October 1,
In thousands                                1996          1995___
  Current -  Federal                        $63          $123
	            State                          101            31
  Deferred - Federal                       (714)       (4,374)
	            State                         ( 22)         (129)
     Total provision                      ($572)      ($4,349)
_________________________________________________________________

The income tax provision reconciled to the tax computed at
statutory rates for the nine months are summarized as follows:
_________________________________________________________________
                                    					September 29,  October 1,
In thousands                                 1996          1995
  Federal tax (benefit) at statutory
  rate (35% in 1996 and 1995)                ($38)       $1,762
  State income taxes (net of federal
    tax benefit)                               65            20
  Nondeductible charges                        45            28
  Alternative minimum tax                      65           116
  Utilization of operating loss carryover      27        (1,772)
  Adjustment of valuation allowance          (736)       (4,503)
    Income tax provision                    ($572)      ($4,349)
_________________________________________________________________

     Net deferred tax assets of $7.5 million and $6.7 million have been recognized in the accompanying Consolidated Balance Sheets at
September 29, 1996 and December 31, 1995, respectively.  The components of the net deferred tax assets are as follows:
_________________________________________________________________
                           				       September 29, December 31,
In thousands                               1996          1995____
  Total deferred tax assets              $27,403       $28,091
  Total valuation allowance              (19,949)      (21,397)
     Total deferred tax asset - net        7,454         6,694
  Total deferred tax liabilities          (2,215)       (2,191)
     Total net deferred tax asset         $5,239        $4,503_
_________________________________________________________________

     The valuation allowance decreased $1.4 million during the nine month period ended September 29, 1996 and this decrease was primarily related to (1) the re-evaluation of the future utilization of deferred tax assets and the utilization of operating loss carryforwards of $27,000, and (2) the change in temporary differences of deferred tax assets and liabilities of $1.4 million. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Management believes that it is more likely than not that the Company will realize these tax benefits.

     The Company has net operating loss carryforwards and tax credit carryovers of approximately $64.4 million and $2.8 million, respectively, which, if not utilized, will expire over time until 2007.

      Based on the Company's interpretation of Section 382 of the Internal Revenue Code, the reduction of the valuation allowance was calculated assuming a 50% ownership change, which could limit the utilization of the tax net operating loss and tax credit carryforwards in future periods starting at the time of the change. An ownership change could occur if changes in the Company's stock ownership exceeds 50% of the value of the Company's stock during any three year period. Based on this formula, as of September 29, 1996, an ownership change has not occurred.



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

General Development of the Business

     Comdial Corporation (the "Company") is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, and distribution of advanced telecommunications products and system solutions. The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol: CMDL.

     The Company's products serve organizations requiring up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base estimated to be approximately 250,000 telephone systems and 2,500,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of product enhancements to the Company's telephone systems. The Company's growth has occurred principally as a result of digital telephone systems introduced by the Company since 1992. These digital products provide end users with the ability to utilize evolving telecommunications technologies, including Computer-Telephony Integration ("CTI").

     In recent years, advances in technology and industry deregulation have facilitated the development of technologically advanced telephone systems and applications. Beginning in the 1970's, electronic telephone systems began displacing the traditional electromechanical key sets that served as the basic office telephone system since the 1930's. New telephone applications are being introduced continuously, permitting business users to improve communications within their organizations and with their customers by using conference calls, speaker phones, voice mail, automated attendants, and voice processing applications, such as speech recognition.

     A recent major industry advancement is the development of computer telephony integration. CTI applications merge the power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems, such as proper queuing in call communications centers, and specific vertical market applications (such as the real estate, law firm, and food service markets). Because of the technological advances that have arisen with digitization and open systems, more flexible and useful telephone applications are being developed to solve current communications problems.

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

     The Company markets its products through both direct and indirect channels. Approximately 80% of the Company's sales flow through wholesale supply houses which, in turn, sell the Company's products to dealers. Accordingly, the Company's reported sales may be influenced by supply house inventory levels and stocking decisions. At times, sales by supply houses to the end users may be strong while sales from the Company to supply houses are relatively slow. Similarly, sales by supply houses to end users may be slow at times, when sales by the Company to supply houses are relatively strong.

     The Company's strategy of selling through supply houses enables it to virtually eliminate bad debt exposure and minimize administration and credit checking expenses as well as inventory levels. Wholesale supply houses in turn are able to sell related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs. These dealers market the Company's products to small and medium sized organizations and to divisions of larger organizations.

     The Company's primary marketing emphasis is on the reseller who buys from the supply houses. The goal is to create street sales, so that the supply houses will, in turn, place orders with the Company.

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

     The market for the Company's products is highly competitive. The Company competes with approximately twenty companies, many of which, such as Lucent Technologies, Inc., Nortel Inc., and Toshiba Corp., have significantly greater resources than the Company. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, place of operation, and price. The Company believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that the Company provides. In marketing its telephone systems, the Company also emphasizes quality, as evidenced by its ISO 9001 certification, and high technology features. In addition, the Company often competes to attract and retain dealers for its products. The Company expects that competition will continue to be intense in the markets it serves, and there can be no assurance that the Company will be able to continue to compete successfully in the marketplace or that the Company will be able to maintain its current dealer network.

     During the first quarter of 1996, the Company introduced wideopen.office, the first universal CTI server designed for local area networks ("LANS") as well as standalone personal computers ("PCs"). The new server provides linkages between the Company's DXP switch and PCs on a LAN.

     During the third quarter of 1996, the Company introduced the Impression products, a family of digital key telephone systems. Impression can be expanded from four lines and eight phones to 24 lines and 48 phones. The Company also introduced the Voyager voice mail/telephone system for small offices and home businesses.

     On March 20, 1996, the Company completed the acquisition of two companies involved in CTI applications: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets and sells voice processing systems and related products for business applications. Aurora and KVT are now wholly-owned subsidiaries of the Company.

     Management anticipates that these two acquisitions will have a positive effect on revenues and profitability for all of 1996 and enhance the Company's position for future development relating to the CTI market.

Results of Operations

  Revenue and Earnings
Third Quarter 1996 vs 1995

     The Company reported net income before taxes for the third quarter of 1996 of $1.0 million as compared with net income before taxes of $1.8 million for the same period in 1995. The decrease in net income for the third quarter of 1996 compared with same period of 1995 was primarily attributable to increased selling, general and administrative, and engineering expenses.

     Net sales for the third quarter of 1996 increased 14% to $28.9 million, compared with $25.2 million in the third quarter of 1995. CTI, DXP, and digital product sales during the third quarter of 1996 increased substantially by $6.2 million over sales during the same period in 1995. Such sales were offset, however, with a decrease of $2.3 million in sales of analog telephone systems and custom manufacturing sales in the third quarter of 1996 as compared with the same period of 1995.

     Gross profit as a percent of sales during the third quarter of 1996, increased to 38%, compared with 32% in the third quarter of 1995. This increase was primarily attributable to higher sales of CTI and DXP products which have a higher gross profit margin.

     Selling, general and administrative expenses during the third quarter of 1996 increased 48% to $7.0 million, compared with $4.7 million in the third quarter of 1995. This increase was primarily due to: (1) an increase in expenses due to the Aurora and KVT acquisitions of $1.0 million; (2) an increase in personnel associated with domestic and international sales, customer support, and the development and marketing of CTI products; and (3) an increase in marketing efforts which resulted in increased costs for travel, telephone, and trade shows.

     Engineering, research and development expenses during the third quarter of 1996 increased 20% to $1.3 million, compared with $1.0 million in the third quarter of 1995. This increase was primarily due to increased expenses relating to the Aurora and KVT acquisitions of $179,000 and an increase in engineering personnel to support additional product development.

     Interest expense during the third quarter of 1996, increased by 100% to $483,000, compared with $242,000 in the third quarter of 1995. This increase was primarily attributable to additional borrowings used to acquire Aurora and KVT.

     Goodwill amortization expense was $855,000 for the third quarter of 1996 which relates directly to the acquisitions of Aurora and KVT.

     Income tax expense (benefit) in the third quarter of 1996 increased to $70,000 compared with a tax of $37,000 for the same period of 1995, primarily due to the recognition of taxes of $32,000 which relate to KVT.

Nine Months 1996 vs 1995

     The Company reported a loss before taxes for the first nine months of 1996 of $107,000 as compared with income of $5.0 million for the comparable period in 1995. The weaker performance of the Company was primarily attributable to (1) increased costs associated with the increase in the selling and engineering staffs; (2) declining sales of the Company's older analog telephone systems; (3) declining sales relating to custom manufacturing; (4) supply house inventory reductions; and (5) continued decline in federal government sales. However, the Company's performance with respect to its newer DXP and CTI products improved.

     Net sales for the first nine months of 1996 increased 2% to $74.5 million, compared with $73.0 million for the same period of 1995. Business system sales increased by 11% or $6.9 million, compared with the same period of 1995. CTI and DXP product sales increased substantially but were offset with a decline in sales of analog products. The Company anticipate a decline in sales in analog telephone systems but not at the current level. Some of the sales decline can be attributed to the inclement weather during the first quarter of 1996 and the budget related government slowdown. Other product sales declines occurred in terminals and custom manufacturing. Custom manufacturing was higher in 1995 primarily due to special projects which were completed by the end of 1995. Sales by Aurora and KVT accounted for approximately 9% of the Company's sales during the period.

     Management anticipates that sales of analog telephone systems and custom manufacturing will continue to decrease for the remainder of 1996 when compared to 1995. However, the Company anticipates that this decline will be offset by continued sales growth of DXP and CTI products. The Company also plans to improve sales and income through:
(1) the introduction of the Impression, a fully-featured telephone system which dealers can sell in place of the analog telephone systems, and the Voyager voice mail/telephone system for small offices and home businesses; and (2) the reduction of certain expenses which will not affect sales, growth, or customer service.

     The following table presents certain relevant net sales
information concerning the Company's principal product lines for the periods indicated:
_________________________________________________________________
                            				   September 29,      October 1,
In thousands                           1996             1995
Sales
Business Systems
Digital                              $31,477          $31,654
DXP                                   12,978            9,268
CTI                                   13,786            5,435
Analog                                12,809           17,755
Sub-total                             71,050           64,112
Proprietary and Specialty Terminals    3,452            4,798
   Sub-total                          74,502           68,910
Custom Manufacturing                   1,044            5,103
Gross Sales                           75,546           74,013
 Sales discount and allowances         1,062            1,020
Net Sales                            $74,484          $72,993
_________________________________________________________________

     Gross profit for the first nine months of 1996 increased 13% to $26.5 million, compared with $23.4 million for the same period of 1995. Gross profit as a percent of sales increased to 36% for the first nine months of 1996, compared with 32% for the same period of 1995. This increase was primarily attributable to the higher sales of DXP and CTI products which have a higher profit margin.

     Selling, general and administrative expenses during the first nine months of 1996 increased 35% to $18.7 million, compared with $13.9 million for the same period of 1995. This increase was primarily due to: (1) an increase in expenses associated with the Aurora and KVT acquisitions of $1.9 million; (2) an increase in personnel associated with domestic and international sales, customer support, and development and marketing of CTI products; and (3) increased marketing efforts also resulted in increased costs for travel, telephone, promotional literature, and trade shows.

     Engineering, research and development expenses during the first nine months of 1996 increased 35% to $4.2 million, compared with $3.1 million for the same period of 1995. This increase was primarily due to an increase in expenses of $472,000 associated with the Aurora and KVT acquisitions as well as an increase in engineering personnel to support additional product development.

     Goodwill amortization expense during the first nine months of 1996 increased to $1.8 million, compared with $23,000 for the same period of 1995. The increase in goodwill was attributable to the acquisitions of Aurora and KVT.

     Income tax expense (benefit) in the first nine months of 1996 a net tax benefit of ($572,000) was recognized in 1996 compared with ($4.3) million for the same period of 1995. The tax benefits were a result of reductions in the valuation allowance relating to the Company's federal net operating loss carryforwards ("NOLS")(see Note F to the Consolidated Financial Statements).

     Dividends on preferred stock represent quarterly dividends payable to the holder of Series A 7 1/2% Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). Dividends for the first nine months of 1996 were zero, compared with $350,000 for the same period of 1995. On August 11, 1995, the Company paid PacifiCorp Credit, Inc. ("PCI") all dividends associated with the Series A Preferred Stock and redeemed their remaining 750,000 shares. Comdial will no longer have any dividend payments associated with the Series A Preferred Stock.

Liquidity

     The Company is indebted to Fleet which holds substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement, Fleet provided the Company with term loans of $6.0 million evidenced by a note ("Term Note I"), $1.3 million evidenced by a second note ("Term
Note II"), and a revolving credit loan facility in an amount up to $9.0 million ("Revolver") (see note D to Financial Statements).

     The Fleet Term Notes and Revolver on the original Loan
Agreement carried interest rates of 1.50% and 1.00% over Fleet's prime rate, respectively. Fleet's prime rate was 8.25% and 8.50% at September 29, 1996 and December 31, 1995, respectively.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), a $3.5 million equipment loan ("Equipment Loan"), and a $12.5 million revolving credit loan facility ("Revolver"). The remaining balances on Term Notes I and II were paid by advances from the Revolver and Equipment Loan, respectively (see Note D to Financial Statements).

     On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used in connection with the purchase of Aurora and KVT. The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001. The Equipment Loan is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     The Acquisition Loan, Equipment Loan, and Revolver bear interest at rates based on either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR"). The interest rates may be adjusted annually based on the Company's debt to earnings ratio. Depending on the ratio, the interest rates vary from minus 0.50% to plus 0.50% of the Fleet prime rate and from plus 1.50% to 2.50% of LIBOR. Current interest rate margins on the Company's indebtedness to Fleet are 0.00% and 2.00% for loans based on the prime rate and the LIBOR rate, respectively.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet is secured by liens on the Company's assets and also contains certain financial covenants (see Note D to the Financial Statements).

     On June 28, 1996, the Company and Fleet amended the Loan
Agreement to adjust availability under the Revolver by establishing a special availability reserve of $4.0 million and also modified certain covenants.

     On September 27, 1996, the Company and Fleet amended the Loan Agreement to modify certain covenants.

     The Company is in compliance with all the covenants and terms of the amended Loan Agreement as of September 29, 1996.

     The Company's Promissory Note of $7.0 million, which was part of the purchase price for KVT, carries an interest rate based on prime with yearly payments of $1.4 million over five years starting on March 20, 1997.

     Capital leases are with various financing entities which are payable based on the terms of each individual lease. Other debt consists of a mortgage that was acquired as part of the KVT acquisition and has a monthly mortgage payment of $2,817 which includes interest at a rate of 8.75%. The final payment under the mortgage is due on August 01, 2005.

     The following table sets forth the Company's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated.
_________________________________________________________________
                            				September 29,       December 31,
In thousands                        1996               1995______
  Cash and cash equivalents         $271             $4,144
  Current maturities on debt       6,718              1,903
  Working capital                 10,614             18,271
_________________________________________________________________

     All operating cash requirements are currently being funded through the Revolver. Cash decreased primarily due to the acquisition of Aurora and KVT. Current maturities on debt increased by $4.8 million primarily due to an increase in the Revolver of $3.1 million and the Company's $7.0 million promissory note of $1.4 million. Working capital at September 29, 1996, decreased by $7.7 million when compared to December 31, 1995. This decrease was due primarily to the decrease in available cash and an increase in current maturities on debt which relates directly to the acquisitions of Aurora and KVT that occurred at the end of the first quarter of 1996.

     Accounts receivable at September 29, 1996, increased by 22% or $2.0 million when compared to December 31, 1995. This increase was primarily due to the additional shipments that occurred during the final month of the third quarter.

     Prepaid expenses and other current assets at September 29, 1996, decreased by 47% or $1.3 million when compared to December 31, 1995. This decrease was primarily due to a miscellaneous receivable which was paid in 1996 regarding custom manufacturing inventory that had been returned to the original vendor in 1995.

     Goodwill assets at September 29, 1996, increased by $17.5 million when compared to December 31, 1995. This increase was due to the acquisitions of Aurora and KVT at the end of the first quarter of 1996.

     Other long-term assets at September 29, 1996, increased by 67% or $1.4 million, when compared to December 31, 1995. This increase was primarily due to research and development costs associated with the development of new products.

     Current and long-term debt at September 29, 1996, increased by $4.8 million and $9.4 million, respectively, when compared to December 31, 1995. This increase was primarily due to the acquisitions of Aurora and KVT (see Note D to the Financial Statements).

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

Capital Resources

     Capital expenditures in the first nine months of 1996 and for the comparable period of 1995 were $2.1 million and $1.3 million, respectively. Capital additions for 1996 and 1995 were provided by funds from operations, capital leasing, and borrowings from Fleet. The Company anticipates spending approximately $4.0 million on capital expenditures during 1996 which includes equipment for manufacturing and technology.

     The Company plans to fund all future capital expenditure additions through working capital loans from Fleet and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

     The Company has a commitment from Crestar Bank for the issuance of letters of credit in amounts not to exceed $500,000 at any one time. At September 29, 1996, the amount of available commitments under the letter of credit facility with Crestar Bank was $327,000.



              	    COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

    3.  Exhibits Included herein:

(10)  Material Contracts:

10.1 Amendment No. 3 to the Loan And Security Agreement dated September 27, 1996 among the Registrant and Fleet Capital Corporation.

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

				    Comdial Corporation
				       (Registrant)

Date:  November 12, 1996            By:  /s/ Wayne R. Wilver
                                  					 Wayne R. Wilver
					                                   Senior Vice President,
					                                   Chief Financial Officer,
					                                   Treasurer and Secretary