Form 10-K405
period 1996-12-31
COMDIAL CORP
filed 1997-03-25
CIK 230131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1996

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997 was approximately $46,584,000 (See Item 5). The number of shares of Common Stock outstanding as of March 11, 1997 was 8,592,866.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    The Company's 1996 Annual Report to the Stockholders is incorporated by reference under Part II and portions of the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference under Part III of this Form 10-K.





------------------------------------------------------------------------------

TABLE OF CONTENTS
------------------------------------------------------------------------------

Part I

     Item 1.      Business                                                    4
           (a)    General Development of Business                             4
                     Safe Harbor Statement                                    5
                     Industry Background                                      5
                     Strategy                                                 8
           (b)    Financial Information About Industry Segment               12
                     Product Sales Information                               12
           (c)    Narrative Description of Business                          12
                     Products                                                12
                        Business Systems                                     13
                        Proprietary and Specialty Terminals                  18
                        Custom Manufacturing                                 18
                     Sales and Marketing                                     18
                     Engineering, Research and Development                   20
                     Manufacturing and Quality Control                       21
                     Competition                                             22
                     Intellectual Property                                   23
                     Employees                                               24

     Item 2.      Properties                                                 24

     Item 3.      Legal Proceedings                                          25

     Item 4.      Submission of Matters to a Vote of Security Holders        25

------------------------------------------------------------------------------


Part II

     Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters                                        26

     Item 6.      Selected Financial Data                                    26

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        26

     Item 8.      Financial Statements and Supplementary Data                26

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        26

-----------------------------------------------------------------------------

Part III

     Item 10.     Directors and Executive Officers of the Registrant         27

     Item 11.     Executive Compensation                                     27

     Item 12.     Security Ownership of Certain Beneficial Owners and
                    Management                                               27


     Item 13.     Certain Relationships and Related Transactions             27
-----------------------------------------------------------------------------

Part IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                              28





PART I

  ITEM 1.  Business

   (a)  GENERAL DEVELOPMENT OF BUSINESS

       Comdial Corporation (the "Company") is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company was originally incorporated in Oregon in 1977. In 1982, the Company was reincorporated in Delaware, acquired substantially all of the assets, and assumed substantially all of the liabilities, of General Dynamics Telephone Systems Center, Inc., formerly known as Stromberg-Carlson Telephone Systems, Inc. ("Stromberg-Carlson"), a wholly-owned subsidiary of General Dynamics Corporation.

       The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol: CMDL.

       On March 20, 1996, the Company completed the acquisition of two companies involved in Computer-Telephony Integration ("CTI") applications: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. As a result of the acquisitions, Aurora and KVT have become wholly-owned subsidiaries of the Company (see Note 2 to the Consolidated Financial Statements).

       These two acquisitions have positively affected consolidated revenues by $9.7 million and profitability by $4.3 million (excluding any acquisition and corporate allocation costs) for approximately nine months of 1996, and also should enhance the Company's position for future development of related products for the CTI market.

The Company's products accommodate organizations requiring up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base of approximately 250,000 telephone systems and 3,000,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of enhancements to the Company's telephone systems. The Company's growth has occurred principally as a result of sales of digital telephone systems introduced by the Company since 1992 and CTI products introduced since 1993. CTI encompasses a wide range of products, primarily software, that enable end users to perform telephony functions from desktop personal computers ("PCs") or PCs served by a local area network ("LAN").


"Safe Harbor" Statement
Under the Private Securities Litigation Reform Act of 1995

       Some of the statements included or incorporated by reference into the Company's Securities and Exchange Commission filings and shareholder communications are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operation results, delays in development of highly complex products, and other risks detailed from time to time in the Company's filings. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Industry Background

       In recent years, advances in technology and industry deregulation have facilitated the development of technologically advanced telephone systems and applications. Beginning in the 1970s, electronic telephone systems began displacing the traditional electromechanical key sets that served as the basic office telephone system since the 1930s. New telephone applications are being introduced continuously, permitting business users to improve communications within their organizations and with customers by using conference calls, speakerphones, voice mail, automated attendants, and voice processing applications, such as speech recognition.

       The Company primarily manufactures telephone systems. A business telephone system typically consists of (a) a central telephone switching unit (key service unit or "KSU"), (b) telephone instruments, (c) associated wiring and connections hardware, (d) system software, and (e) adjunct devices such as facsimile machines and voice processing systems. Telephone systems are often described in terms of the number of telephone lines and terminal devices that can be supported by a KSU. The aggregate number of telephone terminals and outside lines that can be configured as to a specific KSU is the number of "ports."

       Until recently, most telephone systems were "analog," transmitting voice information in a continuous wave form that is "analogous" to the original voice signal. Analog transmission is acceptable for most voice requirements, but is not as efficient for data or video transmission. Analog transmission is subject to attenuation, or the continual degradation of transmission quality as the distance between sender and receiver increases. In addition, ambient noises can be picked up and transmitted along with the original voice transmission, leading to garbled communications.

       By the late 1980s, digital telephone systems were available for commercial use. The digitization of voice, data, and video is a general trend in the telecommunications industry, whereby such forms of communication are converted into binary pulses (0 and 1) that may be stored or transmitted. Within a fully digital system, the signals are reproduced precisely with minimal degradation of quality. Digital systems generally offer customers more features, provide greater voice clarity, offer potential cost savings through the use of low-cost, high-capacity T-1 transmission lines from telecommunication service providers, enable improved video and data transmission, and offer superior platforms for future features. Businesses with digital systems are therefore better positioned to take advantage of new CTI application features that are being developed by software companies.

       While some manufacturers have ceased producing analog systems altogether, the Company offers a broad line of systems utilizing both analog and digital technologies. The Company believes that current industry shipments are primarily digital and that the proportion of shipments of digital telephones as compared to analog telephones will continue to increase. Although the market share of digital telephones and CTI products is growing, the installed telephone system base remains predominantly analog, thereby providing significant opportunities for manufacturers who continue to produce analog systems. End users will continue to install analog systems for various reasons such as price considerations, expansion, replacement or repair of existing systems.

       CTI is an emerging industry, consisting of connectivity and applications software for various hardware platforms such as switching units, private branch exchanges ("PBX") and automatic call distribution ("ACD"). CTI products and applications merge the power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems, such as proper queuing in call communications centers and specific vertical market applications (such as the real estate, law firm, and food service markets). Using CTI, calls can be placed from the computer, including all call processing activities and users can scan their computer screens for information on incoming voice and fax messages. An example of a vertical market application is the Company's E-911 emergency dispatch systems. The E-911 system may use caller identification technology in conjunction with databases in order to access information such as the street address and profile of an emergency caller which is displayed on the dispatcher's computer. Dispatchers are in a better position to send help quickly to the correct address and provide emergency personnel caller specific information needed to respond appropriately to the situation.

       This growing industry and growing user interest in CTI has added a new dimension to the business telecommunications market. In addition to the proprietary products offered by the Company and others, the acceptance of industry standards now makes it possible for independent software developers to market applications software geared toward solving or simplifying a myriad of common business communications problems.

       Initially, implementation of CTI was limited to specialized applications written to the proprietary interfaces of individual switch makers. This yielded a small number of expensive products. With the broad acceptance of de facto standards from major computer software suppliers, it is now possible to implement CTI on a much broader scale and at a substantially lower cost. In a local area network ("LAN") environment, major computer software suppliers provide software instructions (service provider interfaces or "SPIs") to telephone system manufacturers committed to producing the connectivity software and hardware required to communicate with the telephony server. The telephone switch effectively becomes another node on a client-server network.

       For users not on a network, the desktop approach promoted by Microsoft Corporation is an alternative solution. In this case, telephone system manufacturers design special software links to Microsoft's SPI. Telephony software is standard on Windows95 TM and Windows NT.

       Until the late 1980s, all small and medium sized telephone systems were "closed." That is, if users wished to add new capabilities to their telephone systems they were restricted to whatever the system manufacturer chose to offer. One of the most significant developments in recent years is the introduction of "open" systems that permit users to customize their telephone system by adding those application packages suitable to their communication needs. Open systems provide an Open Applications Interface ("OAI") through which a telephone system can be linked to a computer. The computer can then command the telephone system to perform certain functions, such as to answer, hold, delay, or transfer telephone calls. The OAI is different for each switch manufacturer and useful only if a Software Developer Kit ("SDK") is also provided to third parties by the switch manufacturers.

       Because of the technological advances that have arisen with digitization and open systems, more flexible and useful telephone applications are being developed to solve current communications problems. For example, a decade of down-sizing and corporate cost-cutting has produced a large number of small businesses and work-at-home employees. The industry estimates that nearly 30 million people work at least part-time out of their homes. This has created a large market for small telephone systems, personal computers, fax machines, modems, and other devices required by home offices. These users need products that better integrate voice and data at the desktop level.

       Changes in the telecommunications industry extend to the international market as well. Developing countries recognize that advanced telecommunications systems and networks are essential to attract foreign investment and stimulate local economies. In some countries, people must wait several years for basic dial tone service. There is a large, ready demand for delivery systems that can provide basic service in short time frames and at economical prices. Among developed nations, there is a sustained trend toward privatization of government telecommunications monopolies in favor of competition at all levels. The Company, with extensive experience working in a competitive environment, is well positioned to take advantage of these opportunities.

Strategy

       The Company is pursuing three fundamental business strategies: (1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) establishing a leadership position in the emerging market for system solutions based on CTI products and applications, and
(3) achieving growth through expansion into international markets. The Company seeks to support these strategies through the following approaches:

    Maintaining a Broad and Efficient Distribution Network

       The Company  focuses its  distribution  of products  primarily  through a network of approximately 1700 independent dealers that sell the Company's products. This network enables the Company to achieve broad geographic penetration as well as access to some of the fastest growing markets in the country. The Company's distribution network centers around a key group of wholesale supply houses, through which the Company's products are made available to dealers. The dealers, in turn, market the Company's products to small and medium sized organizations and divisions of larger organizations. The Company's strategy of utilizing wholesale supply houses enables it to virtually eliminate bad debt exposure and minimize administration, credit checking, sales expenses, and finished goods inventory levels. Most importantly, the use of supply houses allows the Company to extend product distribution to virtually any market in the United States and Canada. Wholesale supply houses benefit from their relationship with the Company by earning a margin on the sale of the Company's products and on the sale of related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

       In addition to supply house distribution, the Company also markets its products directly to national accounts, third party system developers, original equipment manufacturing ("OEM") customers, and to the federal government via its Government Services Administration ("GSA") schedule contract.

    Targeting Small and Medium Sized Organizations

       The Company has traditionally focused on organizations requiring small to medium sized telecommunications systems, which the Company believes represents about nine million establishments in the United States, based on statistics from Dun & Bradstreet Information Services. The Company's products offer this market many of the features previously available only in large, proprietary systems that were often not as affordable to this market.

    Offering a Broad Range of Products

       The Company currently offers digital and analog business telephone systems, CTI applications, and other products along with a variety of product enhancements. Due to the fact that the software and hardware are designed to be compatible with most of the Company's telephones, end users are able to enhance and upgrade their systems without having to replace all of their telephone equipment. The Company believes that this broad range of products allows dealers to meet differing price and feature requirements. The Company continuously strives to introduce new products to meet the needs of a changing market.

    Developing Strategic Alliances

       The Company has developed strategic alliances with several other companies in order to build on the strengths of these companies and bring the best possible products to the market at a lower cost. For example, pursuant to strategic alliances, the Company has developed the Tracker on-site integrated paging system with Motorola, Inc. ("Motorola") as well as the Scout wireless key system telephone with Uniden America Corporation ("Uniden").

    Pursuing International Opportunities

       Through its wholly-owned subsidiary, Comdial Telecommunications International, Inc. ("CTii"), the Company concentrates on identifying and developing opportunities for international business. The Company chooses its international markets carefully, with a preference for emerging yet stable economies with technical standards close to those of North America (to minimize costly redesigns), and with an open and competitive telecommunications marketplace. In 1996, international sales were approximately $3.7 million compared with $2.7 million and $2.5 million in 1995 and 1994, respectively, which includes sales to Canada, Latin America, the Middle East, and South Africa. The Company has entered into a licensing and OEM relationship with Corporate Telephone Systems (Proprietary) Limited ("Teleboss"), a major South African telecommunications manufacturer and dealer, pursuant to which Teleboss is serving as a distributor of specified products made by the Company, and has a license from the Company to manufacture certain subassemblies used in those products. In 1996, the Company entered into a distribution agreement with Telbit Telecommunications for distribution of the Company's DXP telephone systems in Israel.

    Computer Telephony Applications

       In 1993, the Company formed a wholly-owned subsidiary, Comdial Enterprise Systems, Inc. ("CES"), to focus on designing, marketing, and distributing CTI applications and software for the rapidly growing markets for CTI products and services. The Company is addressing the CTI opportunity on several fronts by (1) delivering "open" telephone systems, such as the Company's DXP, (2) designing communication links between the telephone system and computer or computer network such as the Company's E-911 system, (3) offering "shrink wrap" integrated products for vertical markets, such as hotel/motel, and (4) distributing applications software.

       The Company believes that in order to maximize profitability in the emerging markets for CTI it must create integrated systems, consisting of hardware platforms and applications software for promising vertical markets and small businesses such as real estate, legal, and retail. The Company's strategy is to develop applications for these vertical markets using capabilities already available such as "screen pops", directory dialing from an existing data base, facsimile transmission from the desktop personal computer ("PC"), and unified messaging displays.

    Promoting Industry Accepted Interface Standards

       In order to integrate computers and telecommunications equipment, several standards have been developed. The Company was among the first telephone manufacturing companies to commit to the Telephony Services Application Programming Interface ("TSAPI") standard which provides a stable platform for integrating the features and functionality of a telephone switch with certain local area networks. This standard also allows third-party developers to write applications in a non-proprietary environment, thus decreasing development time and application investment costs. The Company offers several software products for linking its DXP and DXP Plus digital switches to a local area network. In 1996, the Company began shipping wideopen.office, a universal telephony server that links the Company's DXP digital systems to a LAN provided by various vendors.

    Developing Switching Systems with an Open Application Interface

       The Company believes that OAI provides many advantages to systems developers including reducing the time needed to develop new products and providing access to a variety of applications from third-party vendors. Some manufacturers charge high prices for the interface and Software Development Kit ("SDK"). While this has delayed growth of CTI applications, prices are now declining. The Company was the second manufacturer to equip a small to medium sized system with an OAI, and the first to offer the interface link and SDK essentially for free.





   (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

       During the fiscal years ended December 31, 1996, 1995 and 1994, substantially all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Any additional information other than sales is incorporated by reference to the Company's 1996 Annual Report to Stockholders.

Product Sales Information

       The following table presents certain relevant information concerning the Company's principle product lines for the periods indicated:

-------------------------------------------------------------------------------------------------------------------
                                                                                Years Ended December 31,
  (In Millions)                                                          1996              1995              1994
-------------------------------------------------------------------------------------------------------------------
   Sales
      Business Systems
         Digital                                                         $42.8             $40.5             $28.9
         DXP                                                              17.8              13.8               9.0
         CTI                                                              20.5               7.4               6.1
         Analog                                                           16.2              22.4              25.0
                                                                         -----              ----              ----
           Sub-total                                                      97.3              84.1              69.0
      Proprietary and Specialty Terminals                                  4.7               6.0               6.7
                                                                         -----              ----              ----
           Sub-total                                                     102.0              90.1              75.7
      Custom Manufacturing                                                 1.3               6.1               2.5
                                                                         -----              ----              ----
           Gross Sales                                                   103.3              96.2              78.2
      Sales Discount and Allowances                                        1.1               1.4               1.1
                                                                         -----              ----              ----
           Net Sales                                                    $102.2             $94.8             $77.1
                                                                        ======             =====             =====
-------------------------------------------------------------------------------------------------------------------

   (c) NARRATIVE DESCRIPTION OF BUSINESS

Products

       The Company offers a variety of telephone systems, including digital systems, DXP systems, analog systems, CTI applications, and other products and product enhancements.

       The Company's telecommunications products meet three basic criteria, and are registered by; (1) the Federal Communications Commission ("FCC"), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission ("OSHA") to product safety standards, (3) and a National Recognized Test Laboratory that performs product evaluations. Selected products are also registered with the Canadian government's Industry Canadian and are Canadian safety certified. The Company has, or is in the process of, registering its products in other countries.





   Business Systems

    Digital Systems

       Impact, introduced in 1992, is a digital telephone system which can support up to 24 lines and 48 telephones. This system includes a digital switch and Impact digital telephones. The Impact terminals offer a variety of features, including an interactive liquid crystal display ("LCD"), programmable feature keys, three color lighted status indicators, and a subdued off-hook voice announce for receiving intercom calls while on a telephone call.

       DigiTech, introduced in 1991, are digital systems with switches and telephones designed for the business market supporting up to 24 lines and 48 telephones. DigiTech offers automatic set relocation, remote programming, a replaceable software cartridge, and other sophisticated features.

       Impression, introduced in October 1996, is a digital telephone system with modern, easy-to-use terminals, an attendant console, three digital switching units ("DSUs") and a four-line, eight station expansion module to accommodate system growth.

       Scout, introduced in 1995, is the Company's first wireless multi-line telephone. The Scout was developed in cooperation with Uniden, a major supplier of wireless communications products. This telephone allows users to roam freely within their business environments and still receive or place calls. Scout phones offer an LCD display, multi-line access, programmable keys, an intercom, and head-set convenience. The portable handset weighs only 8.5 ounces.

       Tracker, introduced in 1994, is an on-site integrated paging system developed in cooperation with Motorola. The purpose of this product is to help insure that calls are quickly and efficiently completed to individuals who are at work, but not always near their telephones. Tracker, which operates on the Company's digital telephone systems, includes a Tracker base station and personal pagers equipped with an LCD. The personal pagers sound an alert or vibrate to notify users of incoming calls or important messages. A user can retrieve calls by going to the nearest system phone and dialing a special code that is displayed on the LCD. A valuable feature of Tracker is its compatibility with other products manufactured by the Company.

    DXP Systems

       DXP, introduced in 1992, is a digital switch that is compatible with virtually all of the Company's analog and digital telephones. This compatibility allows the Company and its dealers to target larger end users while using the same telephones as those used in the Company's smaller systems. Currently, the DXP provides customers with an affordable system that can be expanded to support up to 224 ports. The DXP has more call processing features than smaller systems. The DXP may be linked to various CTI applications. The DXP is also directly compatible with T-1 service lines from telecommunications providers. A T-1 line is a digital service line that is equivalent to 24 voice channels or can transmit data at 1.5 megabits per second.

       DXP Plus, introduced in the fall of 1995, is a larger version of the original DXP. The DXP Plus can grow to a maximum of 560 ports (combinations of outside lines and terminal connections). Like the original DXP, the DXP Plus is designed with OAI ports to accommodate third party software developers. The DXP Plus uses the same lines and station cards as the DXP and accommodates most industry standard telephones and the Company's proprietary terminals.

    Computer-Telephony Integration Products

       Enterprise, introduced in 1993, is the Company's OAI software developer's tool kit used with the DXP systems. Enterprise allows independent software developers to access the DXP system software using more than 100 commands to create unique applications for specific vertical markets, such as telemarketing groups, emergency services, call centers, taxi services, and multimedia centers. One of the initial OAI applications developed using Enterprise is an Enhanced 911 ("E-911") emergency telephone system. Enterprise was a platform for the development of applications based upon the convergence of computer and telephony technologies.

       Wideopen.office, introduced in 1996, is a software product which provides telephony linkage between desktop computers and DXP digital switches. Wideopen.office supports multiple applications programming interfaces and supports local area network software from Novell, Microsoft, and others, as well as stand alone PCs running Windows, Windows 95, or OS/2 operating systems. The PC must have certain minimum memory capabilities and an unused serial port. Because of this capability to provide CTI in a variety of environments, the Company views wideopen.office as a universal telephony controller. Wideopen.office is shipped complete with wideopen.call applications software which provides users with popular services such as PC-based call processing, integration with contact management programs, and "screen pops" of caller information, provided the user has some type of caller identification service. In the fourth quarter of 1996, the Company also began shipping wideopen.group, a telephony application package for workgroups.

       Concierge, introduced in 1996, is a digital telephone system designed for hospitality applications. The system consists of a DXP, multi-line administration telephones, single line guest telephones, and special hospitality software. The system is linked to a personal computer via the Company's Enterprise CTI software, and allows hotel personnel to administer guest check-in/check-out and other hotel activities from the PC or specially programmed Impact LCD telephones. Guest room telephones may be industry standard message waiting models or the Company's own HoTelephones. Concierge serves hotel properties of up to approximately 400 rooms.

       QuickQ ACD, introduced in 1994, is an automatic call distributor ("ACD"), designed for call center use. The system consists of DXP, Impact telephones, voice announcing equipment, special automatic call distribution software, and a PC. The QuickQ answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels. Up to 96 reports are provided, detailing call volume and call center performance. The QuickQ ACD has a maximum capacity of 64 outside lines to support up to 48 telephones in use simultaneously. Like Concierge, the QuickQ is a "shrink wrap" CTI product, based on the Company's Enterprise link to the DXP operating system and special call control software. QuickQ was designed in cooperation with an independent software developer.

       E-911 Systems, introduced in 1994, are specially engineered telephone systems for handling emergency ("911") telephone calls. The Company's systems deliver valuable information to emergency dispatchers using caller identification technology in conjunction with databases to access information such as the street address and profile of the emergency caller. Dispatchers are better positioned to send help swiftly to the correct address and provide information needed for emergency personnel to respond appropriately to a situation. All calls are recorded for future reference, and operators can handle multiple calls without losing valuable information. The Company's E-911 system makes extensive use of CTI. The Company contracts with municipal authorities for sale of the E-911 system to the municipality.

       ExecuMail, introduced in 1990, is an integrated voice processing system for use with selected telephone systems of the Company. ExecuMail is offered in a range of port and voice storage capacities, and provides both voice mail and automated attendant service. ExecuMail products are the result of a strategic alliance with Active Voice Corporation.

       Versatile Voice Processing ("VVP"), introduced in 1996, is a trade name of a PC-based voice processing system produced by the Company's wholly-owned subsidiary KVT and sold by the Company. The same product is sold as Corporate
Office by KVT to its own dealer  network.  Both  products  provide all  standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mail boxes. Advanced features such as fax tone detection, audiotext (interactive response to user touch-tone commands), and visual call management (the ability to view voice messages from a
PC) are also available. The VVP can be integrated with the Company's digital telephone systems such that display messages on LCD terminals prompt user operations. KVT offers similar integration packages for telephone systems made by other companies. VVP and Corporate Office are offered in 4 to 16 port configurations. Voice storage capacity is virtually unlimited - an advantage of PC-based design.

       Small Office, introduced in 1996, also produced by KVT and sold through both the Company's and KVT's dealer networks, is a smaller and more economical version of VVP/Corporate Office. Small Office offers basically the same features as the larger model, but is designed for smaller enterprises. Maximum capacity is four ports (four simultaneous calls) and 100 mail boxes.

       PATI 3000, introduced in 1995, links standard analog single line telephones to PCs that use Windows or Windows 95 operating systems. The device includes applications software that allows users to perform normal telephone functions and many advanced functions from their PCs.

       FastCall, introduced in 1994, produced by the Company's wholly-owned subsidiary Aurora, is a special class of CTI software that is designed to "telephony enable" existing custom data bases and programs, as well as popular personal information managers ("PIMs"). Categorized as "middleware", FastCall is used by call centers and businesses to streamline incoming and outgoing calls for improved customer service productivity. Examples are calling directly from databases by "point and click," handling complex telephone operations such as conferencing from the PC, and automatically producing specified screens triggered by the calling or called number.

    Analog Systems

       Voyager, introduced in 1996, is a small integrated switching and voice processing system. Voyager will accommodate up to four telephone lines and eight terminal devices. The terminals may be standard analog telephones, fax machines, modems, or other industry standard analog devices. The product is economically priced and easy to install. Potential end users include retail shops, small service enterprises (such as restaurants, dry cleaners, etc.), and home offices. The Company purchases Voyager products from Voysys Corporation and resells the product through the Company's distributor and dealer channels.

       Unisyn, introduced in 1994, is designed to offer advanced features to small organizations. Two models are offered, one of which supports up to three lines and eight telephones, and the other which supports up to six lines and 16 telephones. Display model telephones offer interactive function keys to simplify feature access. Another capability of Unisyn is its optional compatibility with standard analog devices, such as single line telephones, fax machines, and modems.

       ExecuTech 2000 Unitized Expandable Hybrid Systems, introduced in 1989, can support up to 24 lines and 56 telephones. Expansion modules allow end users to increase capacity in increments of four lines and 12 phones or by 16 phones with no additional lines. These systems provide subdued off-hook voice announce, built-in battery backup interface, integrated call costing, and many other features.

       ExecuTech XE Key Systems, introduced in 1989, can support up to 10 lines and 24 telephones. All systems support the same family of full-featured telephones. The switch is a unitized self-contained unit, making the ExecuTech XE system economical to manufacture, easy to install, and beneficial to end users who do not have to buy additional components to add features.

       ExecuTech II Hybrid products, introduced in 1986, consist of models supporting up to 22 lines and 96 telephones. This line of systems supports economical ExecuTech single-line telephones and a variety of multi-line terminals including an LCD model.

       InnTouch, introduced in 1987, is a line of four analog hospitality systems, the first of which supports up to 22 lines and 128 telephones. These systems feature a front desk video display terminal, integrated call costing, and multi-featured room telephones.

       Solo II, introduced in 1986, is offered in three and four-line models and provides a sophisticated set of features that are easy to program and cost effective.

   Proprietary and Specialty Terminals

       HoTelephone, originally introduced in 1984, is a line of single and two-line telephones specially designed for business travelers for use in hotel and motel guest rooms. The HoTelephone offers guest room travelers memory keys for one-button dialing of various services, plus a message waiting lamp, hold button, and built-in data jack for connecting portable computers and fax machines.

       Voice Express, introduced in the early 1980s, is a fully-featured multi-function display telephone that includes an integrated speakerphone, autodial, and many other standard features for use behind different types of switches. Voice Express may be optionally equipped with a two-line module for use behind PBX's or the user can add special six and ten-button modules for use with older electromechanical key telephone equipment.

       MaxPlus desk/wall convertible telephones range from a basic model with message waiting to a fully-featured speakerphone model with programmable soft keys for often-used PBX and Centrex features.

       MaxPlus II two-line telephones offer line status indicators, electronic hold and a dataport as basic features. Additional models with features such as message waiting, tap, speakerphone, and programmable soft keys.

       ATC Terminals are a line of single and two-line analog phones that offer advanced features at a low cost. The products are sourced by American Telecommunications Corporation ("ATC"), a wholly-owned subsidiary of the Company.

   Custom Manufacturing

      Custom manufacturing consists primarily of contract work performed for various original equipment manufacturers.

Sales and Marketing

       The Company has established an extensive two-tiered distribution network as its primary channel for serving the U.S. and Canada markets. Products are sold to wholesale supply houses which in turn sell to independent dealers. International sales are accomplished through a network of international dealers. International customers buy directly from the Company, normally by letters of credit, and resell to end users or other dealers.

       In the U.S., the Company distributes products to nine major wholesale supply houses, three of which each account for more than 10% of the Company's net sales. These wholesale supply houses are Graybar Electric Company, Inc. ("Graybar"), Sprint/North Supply, Inc. ("North Supply"), a subsidiary of Sprint, and ALLTEL Supply, Inc. ("ALLTEL"). In 1996, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $19.5 million (19%), $31.7 million (31%), and $22.4 million (22%), respectively.

       The Company has three classes of dealers: Platinum Preferred, Preferred, and Associate Dealers. The Company offers an attractive incentive package for both Platinum Preferred and Preferred Dealers, including exclusive access to certain of its products, cash rebates related to dealer purchase levels, cooperative advertising allowances, and a measure of territorial protection. Platinum Preferred and Preferred Dealers have sales quotas, and the Company's sales department monitors their performance against these targets. Associate dealers purchase the Company's products on an as-needed basis, and are rewarded through product rebates. Associate Dealers do not have quotas but do receive benefits such as toll-free assistance, training, and other services which are offered by the Company. Several thousand dealers purchase the Company's products through supply houses.

       The Company's sales organization seeks to recruit, train, and support individual dealers to facilitate promotion and sale of its products.

       The Company has two primary sales groups. One group concentrates on further maximizing the Company's system sales through Associate Dealers. The second sales group focuses on the Company's Platinum and Preferred Dealers, helping them understand and effectively market new CTI products, expanding the Company's Value Added Reseller ("VAR") channels, and developing a broader customer base for the Company's advanced digital switches and newer CTI system solutions. There are also smaller sales teams focused on national accounts, OEM customers, E-911 customers, and federal government customers.

       Each sales manager is responsible for recruiting new dealers and training and motivating existing dealers. Dealers are supported through telephone contact with Inside Sales Representatives, direct mail, and local product seminars often organized by distributors. To stimulate demand, Field Sales Representatives make joint sales calls with dealers to end users and train dealer sales personnel in product benefits. Product specialists in Charlottesville are available to help engineer complex configurations and solve technical problems. All sales personnel earn incentive income based on sales results.

       Advertising and public relations efforts are also directed to dealers through trade magazines such as Teleconnect and Computer-Telephony. Trade shows are a major element of the Company's marketing plans. The Company is always a major draw at the annual Computer-Telephony conference and exposition.

       The Company's dealers are primarily responsible for supporting end users. The Company does maintain a technical support staff devoted to dealer support which is available on a toll-free basis twenty-four hours per day with special emergency service available on weekends and holidays. The Company also generally provides a limited warranty on elements of its products, permitting factory returns within 24 months of the production date. Although the Company does not offer maintenance contracts for its systems, dealers often independently sell maintenance contracts to end users.

       Because the Company's sales are made under short-term sales orders issued by customers on a month-to-month basis, rather than under long-term supply contracts, backlog is not considered material to the Company's business.

Engineering, Research and Development

       The Company believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. The Company's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for the design of these new products and enhancements. A significant amount of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. In the early 1990s, the Company changed the responsibilities of its engineering staff to include both product development and support of a product through its entire life cycle. This requires engineers to perform multiple tasks in addition to research and development. Research and development costs for the fiscal years ended 1996, 1995, and 1994 comprise the majority of engineering, research, and development costs, which were $5,771,000, $4,186,000, and $3,932,000, respectively. The Company is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

       Some  of  the  research  and  development   costs   associated  with  the
development of product software have been capitalized as incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 1996, 1995, and 1994 were $1,577,000, $840,000, and $717,000, respectively. The amounts amortized for software development cost in 1996, 1995, and 1994 were approximately $877,000, $757,000, and $858,000, respectively. The Company is committed to improving its existing products and developing new telecommunications equipment in order to maintain or increase its market share.

       At this time, the Company's new product investments are heavily directed in three areas, (1) expansion of its digital product line, (2) extending OAI
capability   to  a  broader   range  of  the   Company's   platforms,   and  (3)
internationalization of existing and new products. The efforts are not independent of each other. For example, new digital systems will be designed to provide an OAI and to be available in models compatible with the standards of the Company's primary international markets.

Manufacturing and Quality Control

       The Company's Manufacturing Operations organization is responsible for all activities having to do with production, testing, shipping, and repair of the Company's products. Other functions that fall under manufacturing operations include maintenance of plant facilities and specialty (contract) manufacturing.

       One of the Company's core competencies, along with its distribution network, is its manufacturing efficiency. With recent improvements in production equipment such as surface mount technology ("SMT") and information systems, the Company can now turn around customer orders in days, compared to weeks or even months for offshore competitors. Manufacturing is able to schedule production runs on a daily basis which provides the Company with maximum flexibility in responding to order levels, improved product margins, and lower work-in-process and finished goods inventories.

       Improvements in the manufacturing function include the use of advanced Manufacturing Resource Planning ("MRP") information systems, continuous flow assembly lines, just-in-time philosophies, and the continual upgrades to the two SMT lines. The Company has been able to reduce finished goods inventory levels, as commonalties at the component levels have allowed manufacturing to stock components and subassemblies rather than finished products. Manufacturing also contributes to revenues through the sale of repair services and obsolete equipment through the Company's wholly-owned subsidiary American Phone Centers, Inc. ("APC"), and by taking on selective custom manufacturing assignments.

       The Company also manufactures injection molded plastic parts, fabricated metal parts, and other components. The Company has been able to utilize excess plant capacity by contracting with third-parties to make various manufacturing parts by using the Company's plastic molding or fabrication equipment.

       The Company monitors the quality of its manufacturing process. Individual assemblers and machine operators are trained to inspect subassemblies as the work passes through their respective areas. In addition, some automated production machines perform quality tests concurrently with assembly operations. The Company believes that this high level of automation and vertical integration improves quality, cost, and customer satisfaction. In 1994, the Company was certified and has maintained its certification by the International Organization for Standardization ("ISO") at the most rigorous ISO 9001 level, which rates systems and procedures for manufacturing, engineering, product design, and customer service.

Competition

       The market for the Company's products is highly competitive. The Company competes with approximately 20 companies many of which have significantly greater resources, such as Lucent Technologies, Inc., Nortel Inc., and Toshiba Corporation. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, and price. The Company believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that the Company provides. In marketing its telephone systems, the Company also emphasizes quality, as evidenced by its ISO 9001 certification and high technology features. In addition, the Company often competes to attract and retain dealers for its products. The Company expects that competition will continue to be intense in the markets it serves, and there can be no assurance that the Company will be able to continue to compete successfully in the marketplace or that the Company will be able to maintain its current dealer network.

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

       Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its products, as it continues to develop new products and features in the future it anticipates that it may receive additional claims of patent infringement. Such claims could result in the Company's incurring substantial legal expenses and being required to obtain licenses, pay damages for infringement, or cease offering products that infringe such patents. There can be no assurance that a license for any such infringed technology would be available to the Company or, even if available, that the terms of any such license would be satisfactory.

Employees

       As of December 31, 1996, the Company, including Aurora and KVT, had 886 full-time employees, of whom 590 were engaged in manufacturing, 87 in engineering, 143 in sales and support, and 66 in general management and administration. The Company has never experienced a work stoppage and no employees are represented by labor unions. The Company believes that its employee relations are good.

ITEM 2. Properties

       The Company designs, manufactures, and markets the majority of its products from a fully-integrated, approximately 500,000 square foot manufacturing facility on a 25 acre site located in Charlottesville, Virginia. The majority of the Company's operations and development are located at this facility, which the Company owns. The Company believes that its facilities are adequate both for the operation of its business as presently conducted and for expansion in the foreseeable future.

       In March 1996, the Company acquired KVT and Aurora (see Item 1 - General Development of Business). KVT operates out of an approximately 6,200 square foot building, located in Sarasota, Florida and Aurora operates out of two leased suites within an office building located in Acton, Massachusetts.

       The Company's facilities are subject to a variety of federal, state, and local environmental protection laws and regulations, including provisions relating to the discharge of materials into the environment. The cost of compliance with such laws and regulations has not had a material adverse effect upon the Company's capital expenditures, earnings, or competitive position, and it is not anticipated to have a material adverse effect in the future.

       In 1988, the Company voluntarily discontinued its use of a concrete underground hydraulic oil and chlorinated solvent storage tank at its Charlottesville plant. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, the Company developed a plan of remediation that was approved by the Virginia Water Control Board on January 31, 1989. The plan was later amended and approved by the Virginia Department of Environmental Quality, after which the Company commenced the remediation efforts required thereunder. In 1993, the Company provided a $45,000 reserve for the estimated cost to implement the remediation plan.

       In October 1994, the Company installed all required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil is deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan. As of December 31, 1996, the Company has incurred costs of approximately $37,000 and expects the pumping process to be completed by early 1998.

ITEM 3. Legal Proceedings

      The Company is from time to time involved in routine litigation. The Company believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 1996 to a vote of the Company's security holders.





PART II

ITEM 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

      Information is incorporated by reference to page 62 of the Company's 1996 Annual Report to stockholders under the caption "Related Stockholders Matters." As of March 11, 1997 there were 1,769 record holders of the Company's Common Stock.

ITEM 6. Selected Financial Data.

      Information is incorporated by reference to page 61 of the Company's 1996 Annual Report to stockholders under the caption "Five Year Financial Data."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information is incorporated by reference to pages 34 through 40 of the Company's 1996 Annual Report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. Financial Statements and Supplementary Data.

      Information is incorporated by reference to pages 40 through 61 of the Company's 1996 Annual Report to stockholders or filed with this Report as listed in Item 14 hereof.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      No information is required to be reported pursuant to this item.




Part III

ITEM 10. Directors and  Executive Officers of the Registrant.

      Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of the Company" on pages 6 through 7 and 10 through 11 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.

ITEM 11. Executive Compensation.

      Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" on pages 12 through 20 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

      Information is incorporated by reference under the captions "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.

ITEM 13.  Certain Relationships and Related Transactions.

      Information is incorporated by reference under the caption "Family Relationships", "Indebtedness of Management" and "Certain Relationships and Related Transactions" on page 12, 20, and 21 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 29, 1997.





Part IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following Consolidated Financial Statements of Comdial Corporation and its Subsidiaries are incorporated in Part II,
                 Item 8 by reference to the Company's 1996 Annual Report to stockholders (page references are to page numbers in the Company's Annual Report):

                                                              Page Number
                 Independent Auditors' Report                      40
                 Report of Management                              41

         Financial Statements:
           Consolidated Balance Sheets -
               December 31, 1996 and 1995                          42
           Consolidated Statements of Operations -
               Years ended December 31, 1996, 1995, and 1994       43
           Consolidated Statements of Stockholders' Equity -
               Years ended December 31, 1996, 1995, and 1994       44-45
           Consolidated Statements of Cash Flows -
             Years ended December 31, 1996, 1995, and 1994         46
          Notes to Consolidated Financial Statements -
             Years ended December 31, 1996, 1995, and 1994         47-61

        2. Financial Statements - Supplemental Schedules:

           All of the schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

      3.    Exhibits Included herein:

           (3) Articles of Incorporation and bylaws:

               3.1  Certificate  of   Incorporation   of  Comdial   Corporation.
                    (Exhibits (a) Item 3 to Item 6 of Registrant's Quarterly Report on Form 10-Q for the period ended July 2, 1995.)*

               3.2 Certificate of Amendment to the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant's Form 10-Q for the period ended July 2, 1995.)*

               3.3 Bylaws of Comdial Corporation. (Exhibit 3.3 to Registrant's Form 10-K for the year ended December 31, 1993.)*

          (10) Material contracts:

               10.1 Registrant's 1992 Stock Incentive Plan and 1992 Non-employee
                    Directors Stock Incentive Plan. (Exhibits 28.1 and 28.2 of Registrant's Form S-8 dated October 21, 1992.)*

               10.2 Amendment  No. 2 to the  Registrant's  1992 Stock  Incentive
                    Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.2 of Registrant's Form 10-Q dated June 30, 1996.)*

               10.3 Amendment  No. 3 to the  Registrant's  1992 Stock  Incentive
                    Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.2 of Registrant's Form 10-Q dated June 30, 1996.)*

               10.4 Loan and  Security  Agreement  dated  February 1, 1994 among
                    Registrant and Fleet Capital Corporation formerly Barclays Business Credit, Inc. (Exhibit 10.13 to Registrant's Form 10-K for the year ended December 31, 1993.)*

               10.5 Development   Agreement   dated   December   2,  1993  among
                    Registrant and Motorola Inc. (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1993.)*

               10.6 Amendment  No. 1 to the Loan and  Security  Agreement  dated
                    March 13, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1996.)*

               10.7 Amendment  No. 2 to the Loan and  Security  Agreement  dated
                    June 28, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1996.)*

               10.8 Amendment  No. 3 to the Loan and  Security  Agreement  dated
                    September 27, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 29, 1996.)*

               10.9 The  Registrant's  Executive  Stock Ownership Plan effective
                    January 1, 1996. (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 1995.)*

               10.10The Registrant's  Executive  Severance Plan dated August 31,
                    1995. (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1995.)*

           (11) Schedule of Computation of Earnings Per Common Share.

           (13) Registrant's 1996 Annual Report to Stockholders.

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

           (23) Independent Auditors' Consent.

                  Accountants consent to the incorporation by reference of their report dated January 30, 1997, appearing in this Annual Report on Form 10-K of Comdial Corporation for the year ended December 31, 1996, in certain Registration Statements.

           (24) Power of Attorney.

           (27) Financial Data Schedule.
---------------------------------------
*  Incorporated by reference herein.

 (b)  Reports on Form 8-K:

      The Registrant has not filed any reports on Form 8-K during the last quarter of 1996.






                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1997.

                                   COMDIAL CORPORATION

                                   By: /s/ William G. Mustain
                                       -------------------------------------
                                        William G. Mustain
                                        Chairman of the Board, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                      Date

         *             Vice Chairman             March 25, 1997
--------------------
A. M. Gleason

         *             Director                  March 25, 1997
--------------------
Michael C. Henderson

         *             Director                  March 25, 1997
--------------------
William E. Porter

         *             Director                  March 25, 1997
--------------------
John W. Rosenblum

         *             Director                  March 25, 1997
--------------------
Dianne C. Walker

/s/ William G. Mustain Chairman of the Board,    March 25, 1997
---------------------- President, and
 William G. Mustain    Chief Executive Officer

  /s/ Wayne R. Wilver  Senior Vice President,    March 25, 1997
---------------------- Chief Financial Officer,
 Wayne R. Wilver       Treasurer, and Secretary

* By:/s/ Wayne R. Wilver
------------------------
     Wayne R. Wilver, Attorney-In-Fact