Form 10-Q
period 1997-03-30
COMDIAL CORP
filed 1997-05-13
CIK 230131

United States
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 30, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,592,865 common shares as of March 30, 1997.


              COMDIAL CORPORATION AND SUBSIDIARIES

                            INDEX
                                                             PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           March 30, 1997 and December 31, 1996             3

           Consolidated Statements of Operations
           for the Three Months ended
           March 30, 1997 and March 31, 1996                4

           Consolidated Statements of Cash Flows
           for the Three Months ended
           March 30, 1997 and March 31, 1996                5

           Notes to Consolidated Financial Statements       6-11


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   12-21



PART II - OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote by Security
           Holders                                         22

  ITEM 6:  Exhibits and Reports on Form 8-K                23


              COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
                                         March 30,   December 31,
In thousands except par value              1997          1996

Assets
  Current assets
    Cash and cash equivalents              $567          $180
    Accounts receivable - net            11,240         9,660
    Inventories                          19,096        19,586
    Prepaid expenses and other current
      assets                              1,050         1,341
      Total current assets               31,953        30,767
  Property - net                         14,806        15,317
  Deferred tax asset - net                7,528         7,469
  Goodwill                               15,816        16,852
  Other assets                            4,008         3,947
      Total assets                      $74,111       $74,352

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                     $7,738        $8,144
    Accrued payroll and related expenses  2,861         2,926
    Other accrued liabilities             2,216         3,746
    Current maturities of debt            7,119         5,343
      Total current liabilities          19,934        20,159
  Long-term debt                         11,207        11,713
  Deferred tax liability                  2,069         2,230
  Long-term employee benefit obligations  1,569         1,686
  Commitments and contingent liabilities
      Total liabilities                  34,779        35,788

  Stockholders' equity
    Common stock ($0.01 par value) and
       paid-in capital (Authorized
       30,000 shares; issued shares:
       1997 = 8,593; 1996 = 8,580)      114,214       114,118
    Other                                (1,045)       (1,046)
    Accumulated deficit                 (73,837)      (74,508)
       Total stockholders' equity        39,332        38,564
       Total liabilities and stock-
         holders' equity                $74,111       $74,352

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.


              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)
                                             Three Months Ended
                                           March 30,    March 31,
In thousands except per share amounts        1997         1996

Net sales                                   $26,855     $22,048
Cost of goods sold                           15,796      14,565
  Gross profit                               11,059       7,483

Operating expenses
  Selling, general & administrative           7,219       5,314
  Engineering, research & development         1,603       1,218
  Operating income                            2,237         951

Other expense (income)
  Interest expense                              427         227
  Goodwill amortization expense               1,037          91
  Miscellaneous expense                         213         162
Income before income taxes                      560         471

Income tax expense/(benefit)                   (111)       (714)
  Net income applicable to common stock        $671      $1,185

Earnings per common share and common equivalent share:
  Net income per common share                 $0.08       $0.14
  Weighted average common shares outstanding: 8,582       8,191

The accompanying notes are an integral part of these financial statements.


              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

                                          March 30,    March 31,
In thousands                                1997          1996
Cash flows from operating activities:
  Cash received from customers            $26,262       $22,961
  Other cash received                         343           209
  Interest received                             1            47
  Cash paid to suppliers and employees    (25,960)      (24,281)
  Interest paid on debt                      (805)         (153)
  Interest paid under capital lease
    obligations                                (6)          (30)
  Income taxes paid                            (8)           -
    Net cash used by operating activities    (173)        (1,247)

Cash flows from investing activities:
  Purchase of Key Voice Technologies ("KVT")   -          (8,528)
  Purchase of Aurora Systems ("Aurora")        -          (1,901)
  Acquisition costs for KVT and Aurora         (1)           (14)
  Capital expenditures                       (813)          (992)
    Net cash used by investing activities    (814)       (11,435)

Cash flows from financing activities:
  Proceeds from borrowings                  1,900          5,619
  Net borrowings under revolver agreement   1,422          3,932
  Proceeds from issuance of common stock       -              10
  Principal payments on debt               (1,909)          (414)
  Principal payments under capital lease
     obligations                              (39)          (140)
    Net cash provided in financing
      activities                            1,374          9,007
Net increase (decrease) in cash and
    cash equivalents                          387         (3,675)
Cash and cash equivalents at beginning
     of year                                  180          4,144
Cash and cash equivalents at end of period   $567           $469

Reconciliation of net income to net cash provided by operating activities:
Net income                                   $671         $1,185
  Depreciation and amortization             2,461          1,026
  Change in assets and liabilities (for
    1996,  net of effects from the purchase
    of KVT and Aurora):
  Increase in accounts receivable          (1,580)        (1,091)
  Inventory provision                         535            230
  Increase in inventory                       (45)          (716)
  Decrease in other assets                    130          1,153
  Increase in deferred tax asset             (220)          (736)
  Decrease in accounts payable               (406)        (2,596)
  Decrease in other liabilities            (1,816)          (999)
  KVT asset value at acquisition               -           1,468
  Aurora asset value at acquisition            -            (241)
  Increase in paid-in capital and other
    equity                                     97             70
    Total adjustments                        (844)        (2,432)
Net cash used by operating activities       ($173)       ($1,247)

The accompanying notes are an integral part of these financial statements.


             COMDIAL CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THREE MONTHS ENDED MARCH 30, 1997 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

     The financial information included as of March 30, 1997 and for the three months ended March 30, 1997 and March 31, 1996 included herein is unaudited. The financial information reflects all normal recurring adjustments except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1996. The consolidated financial statements for 1997 should be read in conjunction with the 1996 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1996. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the three months ended March 30, 1997 are not necessarily indicative of the results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities at March 30, 1997. Actual results may differ from those estimates.

     Cash and cash equivalents are defined as short-term liquid investments that are readily convertible into cash with maturities, when purchased, of less than 90 days. Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1,822,000 and $1,935,000 are included in accounts payable at March 30, 1997 and December 31, 1996, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The Company considers the outstanding checks to be a bank overdraft. The Company reports the revolving credit facility activity on a net basis on the Consolidated Statements of Cash Flows.

Note C:  INVENTORIES_____________________________________________

     Inventories consist of the following:
_________________________________________________________________
                                       March 30,    December 31,
In thousands                             1997           1996_____

  Finished goods                        $6,530         $6,529
  Work-in-process                        3,903          3,681
  Materials and supplies               _ 8,663        __9,376
     Total                             $19,096        $19,586
_________________________________________________________________

Note D:  BORROWINGS______________________________________________

     Since February 1, 1994, Fleet Capital Corporation ("Fleet") has held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
                                       March 30,    December 31,
In thousands                             1997          1996______
  Loans payable to Fleet
    Acquisition loan                   $6,823         $7,249
    Equipment loans I & II              2,282            463
    Revolving credit                    3,171          1,749
  Promissory note                       5,600          7,000
  Capitalized leases                      141            284
  Other debt                           _  309            311
    Total debt                         18,326         17,056
  Less current maturities on debt      _7,119          5,343
    Total long-term debt              $11,207        $11,713
_________________________________________________________________

     In 1994, the Company and Fleet entered into a loan and security agreement (the "Loan Agreement") pursuant to which Fleet agreed to provide the Company with two term loans evidenced by notes in the original principal amounts of $6.0 million and $1.3 million and a $9.0 million revolving credit loan facility.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), $3.5 million equipment loan ("Equipment Loan"), and $12.5 million revolving credit loan facility ("Revolver"). The balance of the existing term loans totaling $3.6 million were paid by advances from the Revolver of $2.9 million and Equipment Loan ("Equipment Loan I") of $706,000. The Equipment Loan I is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used to purchase Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

     On February 5, 1997, the Company borrowed an additional $1.9 million under the Equipment Loan ("Equipment Loan II") which was used to purchase surface mount technology ("SMT") equipment to further expand the Company's SMT line capacity. Equipment Loan II is payable in equal monthly principal installments of $31,667, with the balance due on February 1, 2001.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed, and may be as much as $12.5 million. On June 28, 1996, the Company and Fleet amended the Loan Agreement to adjust availability under the Revolver by establishing a special availability reserve of $4.0 million and modified certain covenants.

     The Acquisition Loan, Equipment Loans I and II, and the Revolver carry interest rates at either Fleet's prime rate or London's Interbank Offering Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet prime rate and from plus 1.50% to 2.50% above LIBOR. As of March 30, 1997 and December 31, 1996, the prime interest rates were 8.50% and 8.25%, respectively. The LIBOR rates as of March 30, 1997, were 5.50%, 5.53%, and 5.67% with approximately 98% of the loans based on LIBOR. The LIBOR rate as of December 31, 1996, was 5.66% with approximately 79% of the loans based on LIBOR. As of March 31, 1996, the Company's borrowing rate for prime was 8.50%, and the LIBOR borrowing rates were 7.50%, 7.53%, and 7.67%.

     The Company's Promissory Note of $7.0 million, which was part of the purchase price for KVT, carries an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest for five years which started on March 20, 1997.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease.

     Other debt consists of a mortgage acquired in conjunction with the acquisition of KVT. The mortgage requires a monthly payment of $2,817, including interest at a rate of 8.75%. The final payment is due on August 1, 2005.

     Scheduled maturities of current and long-term debt for the Fleet Loans (as defined in the Loan Agreement), the Promissory Note, and other debt (excluding the Revolver and leasing agreements) are as follows:
_________________________________________________________________
                                                     Principal
In thousands                        Fiscal Years    Installments_
  Loans payable                     1997             $1,783 *
                                    1998              3,632
                                    1999              3,494
                                    2000              3,495
                                    2001              2,343
                             Beyond 2001                267

__*  The remaining aggregate for 1997.___________________________

Debt Covenants. The Company's indebtedness to Fleet is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the amended Loan Agreement with Fleet also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, and other financial ratios. The Loan Agreement also contains certain limits on additional borrowings.

     On March 27, 1997, the Company and Fleet amended the Loan
Agreement to modify certain Loan Agreement covenants. As of March 30, 1997, the Company is in compliance with all the covenants and terms as defined in the Loan Agreement.

Note E:  EARNINGS PER SHARE______________________________________

     For the three months ended March 30, 1997 and March 31, 1996, earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Stock options were antidulitive for the first three months of 1997 and 1996.

Note F:  INCOME TAXES____________________________________________

     The components of the income tax expense (benefit) based on the liability method for the three months are as follows:
_________________________________________________________________
                                          March 30,     March 31,
In thousands                                1997          1996___
  Current -  Federal                       $ 50           $17
             State                           58             5
  Deferred - Federal                       (214)         (714)
             State                          ( 5)        _( 22)
     Total provision                      ($111)         $714
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the three months are summarized as follows:
_________________________________________________________________
                                           March 30,    March 31,
In thousands                                1997          1996  _
  Federal tax (benefit) at statutory
  rate (35% in 1997 and 1996)               $196          $165
  State income taxes (net of federal
    tax benefit)                              38             3
  Nondeductible charges                       96            33
  Alternative minimum tax                     17            16
  Utilization of operating loss carryover   (239)         (195)
  Adjustment of valuation allowance         (219)        _(736)
    Income tax provision                   ($111)        ($714)
_________________________________________________________________

     Net deferred tax assets of $5,459,000 and $5,239,000 have been recognized in the accompanying Consolidated Balance Sheets at March 30, 1997 and December 31, 1996, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
                                          March 30,  December 31,
In thousands                               1997          1996____
  Total deferred tax assets              $27,211       $27,709
  Total valuation allowance              (19,683)      (20,240)
     Total deferred tax asset - net        7,528         7,469
  Total deferred tax liabilities          (2,069)       (2,230)
     Total net deferred tax asset         $5,459        $5,239
_________________________________________________________________

     The valuation allowance decreased $557,000 during the three month period ended March 30, 1997. This decrease was primarily related to the re-evaluation of the future utilization of deferred tax assets of $219,000, and the utilization of deferred tax assets and liabilities, and operating loss carryforwards of $338,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Based on a continual evaluation of the realization of the deferred tax assets, the valuation allowance was reduced and a net tax benefit of $219,000 was recognized in the quarter ended March 30, 1997. Management believes that it is more likely than not that the Company will realize these tax benefits. However, the tax benefits could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     The Company has net operating loss carryforwards ("NOLs") and tax credit carryovers of approximately $62,834,000 and $3,075,000, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2007.

     Based on the Company's interpretation of Section 382 of the Internal Revenue Code, the reduction of the valuation allowance was calculated assuming a 50% ownership change, which could limit the utilization of the tax net operating loss and tax credit carryforwards in future periods starting at the time of the change. An ownership change could occur if changes in the Company's stock ownership exceeds 50% of the value of the Company's stock during any three year period. The amount of net operating loss carryforwards expected to be utilized resulting in the reduction of the valuation allowance of $5,459,000 assumes an ownership change will take place.

                COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 1997 reporting basis (see Note A to the Consolidated Financial Statements).

General Development of the Business

     The Company is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company was originally incorporated in Oregon in 1977. In 1982, the Company was reincorporated in Delaware. The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation System ("Nasdaq National Market") under the symbol: CMDL.

     The Company's products accommodate the needs of organizations requiring up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base estimated to be approximately 250,000 telephone systems and 3,000,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of product enhancements to the Company's telephone systems. The Company's growth has occurred principally as a result of sales of digital telephone systems introduced by the Company since 1992 and Computer-Telephony Integration ("CTI") products intorduced since 1993.

     CTI is an emerging industry, consisting of connectivity and applications software for various hardware platforms such as switching units, private branch exchanges ("PBX") and automatic call distributors ("ACD"). CTI products and applications merge the power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems.
he power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems. Using CTI, calls can be placed from the computer, and users can scan their computer screens for information on incoming voice and fax messages.

     An example of a vertical market application for CTI products is the Company's E-911 emergency dispatch systems ("E-911"). E-911 systems use caller identification technology in conjunction with computer databases in order to access information such as the street address and profile of an emergency caller. This information is displayed on the dispatcher's computer thereby putting the dispatcher in a position to send help quickly to the correct address and to provide emergency personnel with caller specific information needed to respond appropriately to the situation.

     This growing industry and growing user interest in CTI has added a new dimension to the business telecommunications market. In addition to the proprietary products offered by the Company and others, the acceptance of industry standards now makes it possible for independent software developers to market software applications geared toward solving or simplifying a myriad of common business communication problems.

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

     For users not on a network, the desktop approach promoted by Microsoft Corporation is an alternative solution. In this case, telephone system manufacturers design special software links to Microsoft's SPI. Telephony software is available as an option on current Windows@TM operating systems and is standard on Windows95TM and Windows NT.

     The Company focuses its distribution of products primarily through a network of approximately 1700 independent dealers that sell the Company's products. This enables the Company to achieve broad geographic penetration, as well as access to some of the fastest growing markets in the country. The Company's distribution network centers around a key group of wholesale supply houses, through which the Company's products are made available to dealers. These dealers market the Company's products to small and medium sized organizations and divisions of larger organizations. The Company's strategy enables it to virtually eliminate bad debt exposure and minimize administration, credit checking, and sales expense, as well as inventory levels. Wholesale supply houses, in turn, are able to sell related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

     The Company is pursuing five fundamental business strategies:
(1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) achieving growth through expansion into international markets, (3) expanding its National Accounts program, (4) strengthening our Government Resellers program, and
(5) maintaining a leadership position in the emerging market for systems solutions based on CTI. The Company seeks to support these strategies by: (1) maintaining a broad and efficient distribution network; (2) targeting small to medium sized organizations; (3) offering a broad range of products; (4) developing strategic alliances; (5) pursuing international opportunities; (6) promoting CTI applications; (7) promoting industry accepted interface standards; and (8) developing open application interface ("OAI").

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

     During the first quarter of 1997, the Company introduced several new products at the March Computer-Telephony Expo in Los Angeles, California. One of the more notable products is the FX Series, the first business telephone switch designed specifically as a platform for CTI applications in employment environments of 25 to 100 employees. The FX Series is similar to a computer pre-loaded with all the CTI application software such as voice mail, automatic call distribution, "screen pops" of caller account records, and voice over the internet. In addition, the Company introduced the personal computer Interface Unit ("PCIU") that extends CTI capability to smaller digital switches and makes the Company one of only a handful of manufacturers able to economically deliver CTI throughout an entire product family. With these smaller platforms, the Company will be able to offer CTI-based market solutions to the thousands of small businesses who want an economical but sophisticated system.

     In the first quarter of 1996, the Company acquired two companies involved in CTI: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. The purchases of Aurora and KVT have expanded the Company's CTI product base, distribution channel, and market niches. For the first three months of 1997, the acquisitions of Aurora and KVT positively affected consolidated revenues by $3.7 million and profitability by $1.8 million (excluding any acquisition and corporate allocation costs). Both companies are wholly-owned subsidiaries of the Company.

Results of Operations

  Revenue and Earnings
First Quarter 1997 vs 1996

     The Company's performance for the first quarter of 1997 was approximately the same when compared with 1996. However, the Company continues to show growth in sales as well as improvement in gross profit margin. Income before income taxes for the first three months of 1997 increased by 19% to $560,000 as compared with $471,000 for the comparable period in 1996. Aurora and KVT had a full quarter effect on the first quarter of 1997, but only a nominal effect on the first quarter of 1996 due to the fact that the acquisitions did not occur until March 20, 1996.

     Net sales for the first quarter of 1997 increased 22% to $26,855,000, compared with $22,048,000 in the first quarter of 1996. Digital, DXP, and CTI product sales increased substantially but were offset slightly with a drop in analog and custom manufacturing sales.

     The following table presents certain relevant net sales information concerning the Company's principal product lines for the periods indicated: (Reference product information by sales category in the Company's 1996 Form 10-K).
_________________________________________________________________
                                         March 30,      March 31,
In thousands                               1997           1996
Sales
Business Systems
Digital                                  $10,953        $8,558
CTI                                        6,219         3,744
DXP                                        5,457         4,940
Analog                                     3,171         3,526
Sub-total                                 25,800        20,768
Proprietary and Specialty Terminals        1,182         1,036
Sub-total                                 26,982        21,804
Custom Manufacturing                         175           529
Gross Sales                               27,157        22,333
     Less:  Sales Discount and Allowances    302           285
    Net Sales                            $26,855       $22,048
_________________________________________________________________

     Gross profit increased for the first quarter of 1997 by 48%
to $11,059,000 or 41% of sales, compared with $7,483,000 or 37%
of sales in the first quarter of 1996. This increase was primarily attributable to higher sales of digital and CTI products which have a higher product margin, and higher margins that Aurora and KVT products added to the business.

     Selling, general and administrative expenses increased for the first quarter of 1997 by 36% to $7,219,000, compared with $5,314,000 in the first quarter of 1996. This increase was primarily due to: (1) increased personnel associated with domestic and international sales, customer support, and the development and marketing of CTI products; (2) increased marketing efforts resulted in increased costs for travel, telephone, and trade shows, (3) higher promotional costs associated with increased sales through Preferred Dealers, (4) additional administrative, marketing, and sales expenses of $919,000 associated with Aurora and KVT, and (5) a one time charge of $312,000 associated with an international project.

     Engineering, research and development expenses increased for the first quarter of 1997 by 32% to $1,603,000, compared with $1,218,000 in the first quarter of 1996. This increase was primarily due to (1) increased engineering personnel to support additional product development (2) additional costs of $86,000 associated with new product prototypes, and (3) additional expenses of $317,000 associated with Aurora and KVT.

     Interest expense increased for the first quarter of 1997 by 88% to $427,000, compared with $227,000 in the first quarter of 1996. This increase was primarily due to the additional debt incurred by the Company to acquire Aurora and KVT (see Note D to the Consolidated Financial Statements).

     Goodwill amortization expense increased for the first quarter of 1997 to $1,037,000, compared with $91,000 in the first quarter of 1996. This increase was primarily due to (1) goodwill associated with the acquisitions of Aurora and KVT of $782,000 and (2) the write-off of the remaining goodwill of $164,000 associated with a 1984 acquisition.

     Miscellaneous expenses increased for the first quarter of 1997 by 32% to $213,000, compared with $162,000 in the first quarter of 1996. This increase was primarily due to additional cash discounts that were given to three of the Company's largest distributors because of increased sales volume.

     Income tax expense (benefit) decreased in the first quarter of 1997 to ($111,000) compared with ($714,000) for the first quarter of 1996. This decrease was primarily due to the recognition of a tax benefit of $219,000 for 1997 and $736,000 for 1996. The tax benefits, recognized in 1997 and 1996, were a result of a reduction in the valuation allowance relating to the Company's federal net operating loss carryforwards ("NOLS") (see Note F to the Consolidated Financial Statements). Tax expense increased for the first three months of 1997 increased to $108,000 compared with $22,000 for the first quarter of 1996. This increase is primarily attributable to the higher quarterly tax estimate the Company calculated which was based on an anticipated year end result.

     Management anticipates that the factors which led to increase sales and net income for the first three months of 1997, will continue to affect the overall performance of the second quarter. The Company plans to continue to improve sales by (1) continual growth in digital, DXP, and CTI product sales, (2) ongoing growth in international and national account sales, and (3) introduction of new products which are scheduled to begin shipping in the second and third quarters.

Liquidity

     The Company is indebted to Fleet Capital Corporation ("Fleet") which holds substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement Fleet provided the Company with term loans aggregating $7.3 million and a revolving credit loan facility in an amount up to $9.0 million.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), $3.5 million equipment loan ("Equipment Loan"), and $12.5 million revolving credit loan facility ("Revolver"). The remaining term loan balances were paid by advances from the Revolver and the Equipment Loan ("Equipment Loan I"), respectively (see Note D to the Consolidated Financial Statements). Equipment Loan I is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used to purchase Aurora and KVT. The Fleet Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

     On February 5, 1997, the Company borrowed an additional $1.9 million under the Equipment Loan ("Equipment Loan II") which was used to purchase surface mount technology ("SMT") equipment to further expand its SMT line capacity. Equipment Loan II is payable in equal monthly principal installments of $31,667, with the balance due on February 1, 2001.

     At the Company's option, the Acquisition Loan, Equipment Loans, and Revolver bear interest at rates based on either Fleet's prime rate or London's Interbank Offering Rate ("LIBOR"). The interest rates can be adjusted annually based on the Company's debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet Prime Rate and from plus 1.50% to 2.50% above LIBOR. As of March 30, 1997 and December 31, 1996, the prime interest rates were 8.50% and 8.25%, respectively. The LIBOR rates as of March 30, 1997, were 5.50%, 5.53%, and 5.67% with approximately 98% of the loans based on LIBOR. The LIBOR rate as of December 31, 1996, was 5.66% with approximately 79% of the loans based on LIBOR. As of March 31, 1996, the Company's borrowing rate for prime was 8.50%, and the LIBOR borrowing rates were 7.50%, 7.53%, and 7.67%.

     Availability under the Revolver is still based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet is secured by liens on the Company's assets and also contains certain financial covenants (see Note D to the Consolidated Financial Statements). From time to time, the Company and Fleet have amended the Loan Agreement to adjust both covenants and terms. The Company is currently in compliance with all the covenants and terms as defined in the amended Loan Agreement.

     The Company's Promissory Note of $7.0 million, which was part of the purchase price for KVT, carries an interest rate based on prime. The Promissory Note is paid yearly in the amount of $1.4 million over five years with the final payment due on March 20, 2001.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease. Other debt consists of a mortgage that was acquired as part of the KVT acquisition and has a monthly mortgage payment of $2,817 which includes interest at 8.75%. The final payment is due on August 01, 2005.

     The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
_________________________________________________________________
In thousands                  March 30, 1997    December 31 ,1996
  Cash and cash equivalents         $567               $180
  Current maturities on debt       7,119              5,343
  Working capital                 12,019             10,608
_________________________________________________________________

     All operating cash requirements are currently being funded through the Revolver. Cash increased primarily due to the timing of receipts. Current maturities on debt increased primarily due to an increase in the Revolver of $1.4 million and the additional portion relating to the new Equipment Loan II of $348,000 when compared to December 31, 1996. Working capital increased by $1.4 million primarily due to an increase in accounts receivable.

     Accounts receivable increased by 16% or $1.6 million, compared to December 31, 1996. This increase was primarily due to the timing of shipments in the first quarter of 1997.

     Prepaid expenses and other current assets decreased by 28% or $291,000, primarily due to the decrease in miscellaneous receivables and various prepaid accounts.

     Other accrued liabilities decreased by 69% or $1.5 million, primarily due to promotional costs paid during the first quarter of 1997 which related to 1996.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies can either adopt the standard or continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account for such transactions under APB No. 25. The Company has disclosed in its 1996 Annual Report pro forma net income and earnings per share as if the Company had applied the new method of accounting. Since the Company is going to continue to apply APB No. 25, complying with the new standard will have no effect on earnings or the Company's cash flow.

     In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." The new standard requires dual presentation of both basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of both basic and diluted EPS calculations. This statement is effective for financial statements for both interim and annual periods ending December 15, 1997. This statement will be effective for the Company's 1997 fiscal year. Basic EPS will not be materially different from diluted EPS since potential common shares in the form of stock options are not materially dilutive.

     During 1997 and 1996, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

     Capital expenditures in the first three months of 1997 and for the comparable period of 1996 were $278,000 and $430,000, respectively. Capital additions for 1997 and 1996 were provided by funds from operations, and borrowings from Fleet. The Company anticipates spending approximately $4,000,000 on capital expenditures during 1997 which includes equipment for manufacturing and technology.

     The Company plans to fund all future capital expenditure additions through working capital from Fleet and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

     The Company has a commitment from Crestar Bank for the issuance of letters of credit in an aggregate amount not to exceed $500,000 at any one time. At March 30, 1997, the amount of available commitments under the letter of credit facility with Crestar Bank was $157,000.

 "Safe Harbor" Statement Under The Private Securities Litigation
Reform Act Of 1995

     The Company's Form 10-Q may contain some forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.



             COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a vote by Security Holders

  (a) On April 29, 1997, the Company held its annual meeting of shareholders in the Customer Conference Center within its own facility located at 1180 Seminole Trail, Charlottesville, Virginia 22901. The following matters were voted upon:

        1. The following directors were elected to serve additional terms: A. M. Gleason and William E.
            Porter.

            Directors whose term of office continued after the meeting: Michael C. Henderson, William G. Mustain,
            John W. Rosenblum, and Dianne C. Walker.


        2. The firm of Deloitte & Touche LLP was approved as the independent public auditors of the Company.

            Shares of Common Stock were voted as follows:

            Item 1: (Election of Board of Directors)

                             Total Vote For   Total Vote Withheld
            A. M. Gleason       6,823,174           287,010
            William E. Porter   6,823,174           287,010

            Item 2: (Selection of Independent Auditors)
            For     -  6,991,315
            Against -    105,170
            Abstain -     13,699



ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

    3.  Exhibits Included herein:

 (10)  Material Contracts:

  10.1  Equipment Note dated February 5, 1997 among the
        Registrant and Fleet Capital Corporation

  10.2 Amendment No. 4 to the Loan And Security Agreement dated March 27, 1997 among the Registrant and Fleet
        Capital Corporation.

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

                                    Comdial Corporation
                                       (Registrant)

Date:  May 13, 1997                 By:  /s/ Wayne R. Wilver
                                         Wayne R. Wilver
                                         Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Secretary