Form 10-Q
period 1997-06-29
COMDIAL CORP
filed 1997-08-08
CIK 230131

United States
	       SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C.  20549

			     FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended     June 29, 1997

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

	    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,669,277 common shares as of June 29, 1997.




	   COMDIAL CORPORATION AND SUBSIDIARIES

			  INDEX
							  PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   June 29, 1997 and December 31, 1996              3

	   Consolidated Statements of Operations
	   for the Three Months and Six Months ended
	   June 29, 1997 and June 30, 1996                  4

	   Consolidated Statements of Cash Flows
	   for the Three Months and Six Months ended
	   June 29, 1997 and June 30, 1996                  5

	   Notes to Consolidated Financial Statements       6-11


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations   12-22



PART II - OTHER INFORMATION


  ITEM 6:  Exhibits and Reports on Form 8-K                23



	       COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
								*
					     June 29,     December 31,
In thousands except par value                  1997           1996

Assets
  Current assets
    Cash and cash equivalents                    $85          $180
    Accounts receivable - net                 11,973         9,660
    Inventories                               19,889        19,586
    Prepaid expenses and other current assets  1,095         1,341
      Total current assets                    33,042        30,767

  Property - net                              16,550        15,317
  Goodwill                                    15,250        16,852
  Deferred tax asset - net                     7,528         7,469
  Other assets                                 4,209         3,947
      Total assets                           $76,579       $74,352

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                          $8,164        $8,144
    Accrued payroll and related expenses       2,959         2,926
    Other accrued liabilities                  3,115         3,746
    Current maturities of debt                 7,140         5,343
      Total current liabilities               21,378        20,159

  Long-term debt                              10,690        11,713
  Deferred tax liability                       2,069         2,230
  Long-term employee benefit obligations       1,672         1,686

  Commitments and contingent liabilities
      Total liabilities                       35,809        35,788

  Stockholders' equity
    Common stock ($0.01 par value) and paid-in
      capital (Authorized 30,000 shares; issued
      shares: 1997 = 8,669; 1996 = 8,580)    114,510       114,118
  Other                                       (1,045)       (1,046)
  Accumulated deficit                        (72,695)      (74,508)
      Total stockholders' equity              40,770        38,564
      Total liabilities and
	 stockholders' equity                $76,579       $74,352

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.


	    COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)
				    Three Months Ended    Six Months Ended
				    June 29,  June 30,   June 29,  June 30,
				      1997     1996       1997       1996
In thousands except per share amounts

Net sales                           $29,379   $23,562    $56,234   $45,610
Cost of goods sold                   17,628    15,383     33,424    29,948
  Gross profit                       11,751     8,179     22,810    15,662

Operating expenses
  Selling, general & administrative   7,424     6,464     14,643    11,778
  Engineering, research & development 1,683     1,704      3,286     2,922
    Operating income                  2,644        11      4,881       962

Other expense
  Interest expense                      449       499        876       726
  Goodwill amortization expense         859       868      1,896       959
  Miscellaneous expenses - net           90       200        303       362
Income (loss) before income taxes     1,246    (1,556)     1,806    (1,085)
Income tax expense (benefit)            104        72         (7)     (642)
    Net income (loss) applicable to
      common stock                   $1,142   ($1,628)    $1,813     ($443)


Earnings (loss) per common share and common equivalent share:

  Earnings (loss) per common share    $0.13    ($0.19)     $0.21    ($0.05)

Weighted average common shares outstanding:

  Weighted average per common share   8,656     8,565      8,620     8,378


The accompanying notes are an integral part of these financial statements.

		 COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
						      Six Months Ended
						    June 29,     June 30,
In thousands                                          1997         1996
Cash flows from operating activities:
  Cash received from customers                      $56,014      $49,496
  Other cash received                                   506          464
  Interest received                                       4           59
  Cash paid to suppliers and employees              (53,510)     (48,424)
  Interest paid on debt                              (1,072)        (369)
  Interest paid under capital lease obligations          (8)         (56)
  Income taxes paid                                    (202)         (44)
    Net cash provided by operating activities         1,732        1,126

Cash flows from investing activities:
  Purchase of Key Voice Technologies ("KVT")              -       (8,528)
  Purchase of Aurora Systems ("Aurora")                   -       (1,901)
  Acquisition costs for KVT and Aurora                   (1)        (726)
  Proceeds from the sale of equipment                     -            9
  Capital expenditures                               (2,718)      (2,127)
    Net cash used by investing activities            (2,719)     (13,273)

Cash flows from financing activities:
  Proceeds from borrowings                            1,900        5,619
  Net borrowings under revolver agreement             1,523        4,000
  Proceeds from issuance of common stock                  4           44
  Principal payments on debt                         (2,482)        (924)
  Principal payments under capital lease obligations    (53)        (281)
    Net cash provided in financing activities           892        8,458
Net increase (decrease) in cash and cash equivalents    (95)      (3,689)
Cash and cash equivalents at beginning of year          180        4,144
Cash and cash equivalents at end of period              $85         $455

Reconciliation of net income to net cash provided by operating activities:
Net income                                           $1,813        ($443)
  Depreciation and amortization                         4,433        2,921
  Change in assets and liabilities (for 1996, net of
    effects from the purchase of KVT and Aurora):
  Decrease (increase) in accounts receivable           (2,313)         661
  Inventory provision                                   2,079          693
  Increase in inventory                                (2,382)      (1,709)
  Decrease (increase) in other assets                  (1,069)         875
  Increase in deferred tax asset                         (220)        (736)
  Increase (decrease) in accounts payable                  20       (1,588)
  Decrease in other liabilities                          (726)        (606)
  KVT asset value at acquisition                            -        1,105
  Aurora asset value at acquisition                         -         (121)
  Increase in paid-in capital and other equity             97           74
    Total adjustments                                     (81)       1,569
Net cash used by operating activities                  $1,732       $1,126


The accompanying notes are an integral part of these financial statements.

	  COMDIAL CORPORATION AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       SIX MONTHS ENDED JUNE 29, 1997 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

    The financial information included as of June 29, 1997 and for the six months ended June 29, 1997 and June 30, 1996 is unaudited. The financial information reflects all normal recurring adjustments, except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments, which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1996. The consolidated financial statements for 1997 contained herein should be read in conjunction with the 1996 financial statements, including notes thereto, contained in the Company's Annual Report to the Stockholders for the year ended December 31, 1996.
Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the six months ended June 29, 1997 are not necessarily indicative of the results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

    The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of June 29, 1997. Actual results may differ from those estimates.

    Cash and cash equivalents are defined as short-term liquid investments that are readily convertible into cash with maturities, when purchased, of less than 90 days. Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1.4 million and $1.9 million are included in accounts payable at June 29, 1997 and December 31, 1996, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The Company considers the outstanding checks to be a bank overdraft. The Company reports the revolving credit facility activity on a net basis in the Consolidated Statements of Cash Flows.

Note C:  INVENTORIES_____________________________________________

Inventories consist of the following:
_________________________________________________________________
				       June 29,     December 31,
In thousands                             1997           1996

  Finished goods                        $5,745         $6,529
  Work-in-process                        3,838          3,681
  Materials and supplies                10,306          9,376
     Total                             $19,889        $19,586
_________________________________________________________________

Note D:  BORROWINGS______________________________________________

     Since February 1, 1994, Fleet Capital Corporation ("Fleet") has held substantially all of the Company's indebtedness.

     Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
				       June 29,    December 31,
In thousands                             1997          1996
  Loans payable to Fleet
    Acquisition loan                   $6,396         $7,249
    Equipment loans I & II              2,138            463
    Revolving credit                    3,272          1,749
  Promissory note                       5,600          7,000
  Capitalized leases                      117            284
  Other debt                           _  307            311
    Total debt                         17,830         17,056
  Less current maturities on debt      _7,140          5,343
    Total long-term debt              $10,690        $11,713
_________________________________________________________________

     In 1994, the Company and Fleet entered into a loan and security agreement (the "Loan Agreement") pursuant to which Fleet agreed to provide the Company with two term loans evidenced by notes in the original principal amounts of $6.0 million and $1.3 million and a $9.0 million revolving credit loan facility.

     On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), $3.5 million equipment loan ("Equipment Loan"), and $12.5 million revolving credit loan facility ("Revolver"). The balance of the term loans outstanding immediately prior to the amendment totaling $3.6 million were paid with advances from the Revolver of $2.9 million and the Equipment Loan ("Equipment Loan I") of $706,000. Equipment Loan I is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

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

     The Acquisition Loan, Equipment Loans I and II, and the Revolver carry interest rates at either Fleet's prime rate or London's Interbank Offering Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet prime rate and from plus 1.50% to 2.50% above LIBOR. As of June 29, 1997 and December 31, 1996, the prime interest rates were 8.50% and 8.25%, respectively. The LIBOR rate as of June 29, 1997, was 5.69% with approximately 89% of the loans based on LIBOR. The LIBOR rate as of December 31, 1996, was 5.66% with approximately 79% of the loans based on LIBOR. As of June 29, 1997, the Company's borrowing rate for prime was 9.00%, and the LIBOR borrowing rate was 8.19%.

     The Company's Promissory Note payable to the former shareholders of KVT of $7.0 million, related to the acquisition of KVT, carries an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest for five years which started on March 20, 1997.

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

     Scheduled maturities of current and long-term debt for the Fleet Loans (as defined in the Loan Agreement), the Promissory Note, and other debt (excluding the Revolver and leasing agreements) are as follows:
_________________________________________________________________
						     Principal
In thousands                        Fiscal Years    Installments_
  Loans payable                     1997             $1,212 *
				    1998              3,632
				    1999              3,494
				    2000              3,494
				    2001              2,343
			     Beyond 2001                266

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

     On March 27, 1997, the Company and Fleet amended the Loan
Agreement to modify certain Loan Agreement covenants.  As of June
29, 1997, the Company is in compliance with all the covenants and terms as defined in the Loan Agreement.

Note E:  EARNINGS PER SHARE______________________________________

     For the three and six month periods ended June 29, 1997 and June 30, 1996, earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Stock options were antidulitive for such three and six month periods of 1997 and 1996.

Note F:  INCOME TAXES____________________________________________

     The components of the income tax expense (benefit) based on the liability method for the six months are as follows:
_________________________________________________________________
					  June 29,      June 30,
In thousands                                1997          1996
  Current -  Federal                       $100           $34
	     State                          112            60
  Deferred - Federal                       (214)         (714)
	     State                           (5)          (22)
     Total provision                        ($7)        ($642)
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the six months are summarized as follows:
_________________________________________________________________
					   June 29,     June 30,
In thousands                                1997          1996
  Federal tax (benefit) at statutory
  rate (35% in 1997 and 1996)               $632         ($397)
  State income taxes (net of federal
    tax benefit)                              73            39
  Nondeductible charges                      193            67
  Alternative minimum tax                     56            15
  Utilization of operating loss carryover   (742)          370
  Adjustment of valuation allowance         (219)         (736)
    Income tax provision                     ($7)        ($642)
_________________________________________________________________

     Net deferred tax assets of $5.5 million and $5.2 million have been recognized in the accompanying Consolidated Balance Sheets at June 29, 1997 and December 31, 1996, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
					 June 29,    December 31,
In thousands                               1997          1996
  Total deferred tax assets              $27,153       $27,709
  Total valuation allowance              (19,625)      (20,240)
     Total deferred tax asset - net        7,528         7,469
  Total deferred tax liabilities          (2,069)       (2,230)
     Total net deferred tax asset         $5,459        $5,239
_________________________________________________________________

     Management reduced the valuation allowance by $615,000 during the six month period ended June 29, 1997. This reduction was primarily related to the re-evaluation of the future utilization of deferred tax assets of $219,000, and the utilization of deferred tax assets and liabilities, and operating loss carryforwards of $396,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Based on a continual evaluation of the realization of the deferred tax assets, the valuation allowance was reduced and a net tax benefit of $219,000 was recognized in the quarter ended March 30, 1997. Management believes that it is more likely than not that the Company will realize these tax benefits. However, the tax benefits could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     The Company has net operating loss carryforwards ("NOLs") and tax credit carryovers of approximately $60.7 million and $3.1 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2007.

     Based on the Company's interpretation of Section 382 of the Internal Revenue Code, the reduction of the valuation allowance was calculated assuming a 50% ownership change, which could limit the utilization of the tax net operating loss and tax credit carryforwards in future periods starting at the time of the change. An ownership change could occur if changes in the Company's stock ownership exceeds 50% of the value of the Company's stock during any three year period. The amount of net operating loss carryforwards expected to be utilized resulting in the reduction of the valuation allowance of $5.5 million assumes an ownership change will take place.



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

      The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company's products accommodate the needs of organizations requiring up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base estimated to be approximately 250,000 telephone systems and 3,000,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of product enhancements to the Company's telephone systems. The Company's growth over the past sixteen quarters has occurred principally as a result of sales of digital telephone systems introduced by the Company since 1992 and Computer-Telephony Integration ("CTI") products introduced since 1993.

     CTI is an emerging industry, consisting of connectivity and applications software for various hardware platforms such as switching units, private branch exchanges ("PBX") and automatic call distributors ("ACD"). CTI products and applications merge the power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems.
An example of a CTI product with a vertical market application is the Company's E-911 emergency dispatch system ("E-911"). E-911 systems use caller identification technology in conjunction with computer databases in order to access information such as the street address and profile of an emergency caller. This information is displayed on the dispatcher's computer thereby putting the dispatcher in a position to send help quickly to the correct address and to provide emergency personnel with caller specific information needed to respond appropriately to the situation.

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

     The Company is pursuing six fundamental business strategies:
(1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) achieving growth through expansion into international markets, (3) expanding its National Accounts program, (4) introducing new products to increase sales in the hospitality market, (5) strengthening its Government Resellers program, and (6) maintaining a leadership position in the emerging market for systems solutions based on CTI.

     The Company seeks to support these strategies by: (1) maintaining a broad and efficient distribution network; (2) targeting small to medium sized organizations; (3) offering a broad range of products; (4) developing strategic alliances; (5) promoting CTI applications; (6) promoting industry accepted interface standards; and (7) developing open application interface ("OAI").

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

     During the first six months of 1997, the Company has introduced several new products such as the FX Series, the first business telephone switch designed specifically as a platform for CTI applications in employment environments of 25 to 100 employees. The FX Series is similar to a computer server pre-loaded with all the CTI application software such as voice mail, automatic call distribution, "screen pops" of caller account records, and voice over the internet. FX field trial units are presently being sent out with the anticipation of normal product shipments occurring in the middle of the second half of 1997. In addition, the Company introduced the Personal Computer Interface Unit ("PCIU") that extends CTI capability to smaller digital switches and makes the Company one of only a handful of manufacturers able to economically deliver CTI throughout an entire product family. With these smaller platforms, the Company will be able to offer CTI-based market solutions to thousands of small businesses who want an economical but sophisticated system.

      In the first quarter of 1996, the Company acquired two companies involved in CTI: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. The purchases of Aurora and KVT have expanded the Company's CTI product base, distribution channel, and market niches. For the first six months of 1997, the acquisitions of Aurora and KVT positively affected consolidated revenues by $7.4 million and profitability by $3.3 million (excluding any acquisition and corporate allocation costs). Both companies are wholly-owned subsidiaries of the Company.

Results of Operations

  Revenue and Earnings

Second Quarter 1997 vs 1996

     The Company's performance improved significantly for the second quarter of 1997 when compared with the same period in 1996. The Company continues to show growth in sales as well as improvement in gross profit margin when compared to previous quarters. Income before income taxes for the second quarter of 1997 increased to $1.2 million as compared with a loss of $1.6 million for the comparable period in 1996.

     Net sales increased by 25% for the second quarter of 1997 to $29.4 million, compared with $23.6 million in the second quarter of 1996. Digital, DXP, and CTI product sales increased substantially but were offset slightly with a drop in sales of analog and custom manufacturing products.

     Gross profit increased by 44% for the second quarter of 1997 to $11.8 million or 40% of sales, compared with $8.2 million or 35% of sales in the second quarter of 1996. This increase was primarily attributable to higher sales of digital, DXP, and CTI products which have a higher product margin, and higher margins that Aurora and KVT products have added to the business.

     Selling, general and administrative expenses increased by 15% for the second quarter of 1997 to $7.4 million, compared with $6.5 million in 1996. This increase was primarily due to: (1) higher promotional costs of $483,000 associated with increased sales through Preferred Dealers, and (2) higher administrative, marketing, and sales expenses of $170,000 associated with Aurora and KVT.

     Miscellaneous expenses, net, decreased by 55% for the second quarter of 1997 to $90,000, compared with $200,000 in the second quarter of 1996. This decrease was primarily attributable to funds received from various companies to perform non-recurring engineering development work.

     Income tax expense (benefit) increased in the second quarter of 1997 to $104,000 compared with $72,000 for the second quarter of 1996. This increase is primarily due to the higher quarterly tax expense estimate the Company calculated which was based on anticipated year end results for both 1997 and 1996.

Six Months 1997 vs 1996

     The Company reported a significant gain before taxes for the first six months of 1997 of $1.8 million as compared with a loss of $1.1 million for the comparable period in 1996. The stronger performance of the Company was primarily attributable to the continued growth of the Company's digital, DXP, and CTI products.

     Net sales increased by 23% for the first six months of 1997 to $56.2 million, compared with $45.6 million for the same period in 1996. Business system sales increased by 25% or $10.7 million, compared with the same period of 1996. Digital, DXP, and CTI product sales increased substantially by 35% but were slightly offset with a decline of 24% in sales of analog products and custom manufacturing which the Company expected. The continued sales growth across the board reflects the consistent growth in the Company's distribution channels. Some of the most significant sales gains were in certain market channels such as national accounts, and international and hospitality markets.
The acquisitions of Aurora and KVT boosted the Company's sales growth with sales of $7.4 million for the first half of 1997 compared with $3.3 million for the same period of 1996, which covered only sales from March 20, 1996 to the end of the second quarter.

      Management anticipates that the factors which led to the positive increase in sales and net income for the first six months of 1997, will continue to affect the overall performance of the second half of 1997. In addition, management believes that sales of analog telephone systems and custom manufacturing will continue to decrease for the second half of 1997 when compared with 1996. The Company plans to continue to improve sales by (1) continual growth in digital, DXP, and CTI product sales, (2) ongoing growth in national accounts, and international and hospitality markets, and (3) introduction of new products which are scheduled to begin shipping in the third and fourth quarters of 1997.

      The following table presents certain relevant net sales information concerning the Company's principal product lines for the first six months of 1997 and 1996.
_______________________________________________________________________
				       June 29,              June 30,
In thousands                             1997                  1996
Sales
  Business Systems
  Digital                              $23,431                $19,390
  DXP                                   11,640                  8,041
  CTI                                   12,912                  8,151
  Analog                                 6,032                  7,766
    Sub-total                           54,015                 43,348
  Proprietary and Specialty Terminals    2,463                  2,123
  Custom Manufacturing                     404                    763
    Gross Sales                         56,882                 46,234
  Sales discount and allowances            648                    624
    Net Sales                          $56,234                $45,610
______________________________________________________________________

     Gross profit increased by 46% to $22.8 million for the first six months of 1997, compared with $15.7 million for the same period of 1996. Gross profit as a percent of sales increased to 41%, compared with 34% for the same period of 1996. This increase was primarily attributable to higher sales of digital, DXP, and CTI products which have a higher product margin, and a higher portion of sales through direct to user and dealer channels.

      Selling, general and administrative expenses increased by 24% for the first six months of 1997 to $14.6 million, compared with $11.8 million for the first six months of 1996. This increase was primarily due to: (1) an increase in expenses of $1.1 million associated with Aurora and KVT; (2) higher promotional costs associated with increased sales through Preferred Dealers, (3) additional expenses associated with the implementation of new cost reduction programs, (4) costs associated with hiring a new executive officer, and (5) a one time charge of $312,000 associated with an international project.

     Engineering, research and development expenses increased by 12% for the first six months of 1997 to $3.3 million, compared with $2.9 million for the same period of 1996. This increase was primarily due to an increase in expenses of $441,000 associated with additional engineering staff from Aurora and KVT.

    Interest Expense increased by 21% for the first six months of 1997 to $876,000, compared with $726,000 for the same period of 1996. This increase is primarily due to the additional interest expense of $200,000 for the first three months of 1997 when compared with the same period of 1996. The first quarter differences were a direct result of the March 20, 1996 acquisitions of Aurora and KVT (see Note D to the Consolidated Financial Statements).

     Goodwill amortization expense increased by 98% for the first six months of 1997 to $1.9 million, compared with $1.0 million for the same period of 1996. This increase was primarily due to
(1) goodwill associated with the acquisitions of Aurora and KVT of $773,000 and (2) the write-off of the remaining goodwill of $164,000 associated with an earlier acquisition.

     Income tax expense (benefit) decreased in the first six months of 1997 to a net tax benefit of ($7,000) compared with a net tax benefit of ($642,000) for the same period of 1996. This decrease was primarily due to the recognition of a tax benefit of $219,000 for 1997 compared with 736,000 for 1996. The tax benefits, recognized in 1997 and 1996, were a result of a reduction in the valuation allowance relating to the Company's federal net operating loss carryforwards ("NOLS") (see Note F to the Consolidated Financial Statements). Tax expense for the first six months of 1997 increased to $212,000 compared with $94,000 for the same period of 1996. This increase is primarily due to the higher quarterly tax expense estimate the Company calculated which was based on anticipated year end results for both 1997 and 1996.

Liquidity

     The Company is indebted to Fleet Capital Corporation ("Fleet") which holds substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement, Fleet provided the Company with term loans aggregating $7.3 million and a revolving credit loan facility in an amount up to $9.0 million.

On March 13, 1996, the Company and Fleet amended the Loan Agreement to provide the Company with a $10.0 million acquisition loan ("Acquisition Loan"), $3.5 million equipment loan ("Equipment Loan"), and $12.5 million revolving credit loan facility ("Revolver"). The term loan balances outstanding immediately prior to the amendment were paid with advances from the Revolver and the Equipment Loan ("Equipment Loan I"), respectively (see Note D to the Consolidated Financial Statements). Equipment Loan I is payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

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

     At the Company's option, the Acquisition Loan, Equipment Loans, and Revolver bear interest at rates based on either Fleet's prime rate or London's Interbank Offering Rate
("LIBOR"). The interest rates can be adjusted annually based on the Company's debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet Prime Rate and from plus 1.50% to 2.50% above LIBOR. As of June 29, 1997 and December 31, 1996, the prime interest rates were 8.50% and 8.25%, respectively. The LIBOR rate as of June 29, 1997, was 5.69% with approximately 89% of the loans based on LIBOR. The LIBOR rate as of December 31, 1996, was 5.66% with approximately 79% of the loans based on LIBOR. As of June 29, 1997, the Company's borrowing rate for prime was 9.00%, and the LIBOR borrowing rate was 8.19%.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet is secured by liens on substantially all of the Company's assets and the Loan Agreement contains certain financial covenants (see Note D to the Consolidated Financial Statements). From time to time, the Company and Fleet have amended both covenants and terms of the Loan Agreement. The Company is currently in compliance with all the covenants and terms set forth in the amended Loan Agreement.

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

     The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
_________________________________________________________________
In thousands                  June 29, 1997    December 31 ,1996
  Cash and cash equivalents          $85               $180
  Current maturities on debt       7,140              5,343
  Working capital                 11,664             10,608
_________________________________________________________________

     All operating cash requirements are currently being funded through the Revolver. Cash decreased primarily due to the timing of receipts. Current maturities on debt increased primarily due to an increase in the Revolver of $1.5 million and the portion relating to Equipment Loan II of $348,000 when compared to December 31, 1996. Working capital increased by $1.1 million primarily due to an increase in accounts receivable.

     Accounts receivable increased at the end of the second quarter of 1997 by 24% or $2.3 million, compared to December 31, 1996. This increase was primarily due to the increase in sales and the timing of shipments in the second quarter of 1997.

     Prepaid expenses and other current assets decreased by 18% or $246,000, primarily due to the decrease in miscellaneous receivables and various prepaid accounts.

     Other accrued liabilities decreased by 17% or $631,000, primarily due to promotional costs paid during the first quarter of 1997 which related to 1996.

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

Capital Resources

     Capital expenditures in the first six months of 1997 and for the comparable period of 1996 were $2.7 million and $1.5 million, respectively. Capital additions for 1997 and 1996 were provided by funds from operations, and borrowings from Fleet. The Company anticipates spending approximately $4.5 million on capital expenditures for fiscal year 1997 which includes equipment for manufacturing and advanced technology.

     The Company plans to fund all future capital expenditure additions through working capital from Fleet and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

     The Company has a commitment from Crestar Bank for the issuance of letters of credit in an aggregate amount not to exceed $500,000 at any one time. At June 29, 1997, the amount of available commitments under the letter of credit facility with Crestar Bank was $366,000.


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

				    Comdial Corporation
				       (Registrant)

Date:  August 8, 1997                 By:  /s/ Wayne R. Wilver
					 Wayne R. Wilver
					 Senior Vice President,
					 Chief Financial Officer,
					 Treasurer and Secretary