Form 10-Q
period 1997-09-28
COMDIAL CORP
filed 1997-11-10
CIK 230131

United States
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 1997

                             OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _________

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

           APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 8,674,201 common shares as of September
28, 1997.

            COMDIAL CORPORATION AND SUBSIDIARIES

                           INDEX
                                                   PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           September 28, 1997 and December 31, 1996    3

           Consolidated Statements of Operations
           for the Three Months and Nine Months ended
           September 28, 1997 and September 29, 1996   4

           Consolidated Statements of Cash Flows
           for the Three Months and Nine Months ended
           September 28, 1997 and September 29, 1996    5

           Notes to Consolidated Financial Statements   6-11


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                  12-21



PART II - OTHER INFORMATION


  ITEM 6:  Exhibits and Reports on Form 8-K            22


                COMDIAL CORPORATION AND SUBSIDIARIES


PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
__________________________________________________________________
Consolidated Balance Sheets - (Unaudited)
__________________________________________________________________
                                             Sept. 28,    Dec. 31,
In thousands except par value                  1997        1996 *
__________________________________________________________________
Assets
 Current assets
  Cash and cash equivalents                    $322          $180
  Accounts receivable - net                  14,199         9,660
  Inventories                                18,646        19,586
  Prepaid expenses and other current assets   1,294         1,341
   Total current assets                      34,461        30,767

 Property - net                              15,868        15,317
 Goodwill                                    14,397        16,852
 Deferred tax asset - net                     7,798         7,469
 Other assets                                 4,193         3,947
   Total assets                             $76,717       $74,352

Liabilities and Stockholders' Equity
 Current liabilities
  Accounts payable                           $7,317        $8,144
  Accrued payroll and related expenses        2,733         2,926
  Other accrued liabilities                   4,392         3,746
  Current maturities of debt                  5,061         5,343
   Total current liabilities                 19,503        20,159

 Long-term debt                              10,457        11,713
 Deferred tax liability                       2,340         2,230
 Long-term employee benefit obligations       1,629         1,686

 Commitments and contingent liabilities
   Total liabilities                         33,929        35,788

 Stockholders' equity
  Common stock ($0.01 par value) and paid-in
   capital (Authorized 30,000 shares; issued
   shares: 1997 = 8,674; 1996 = 8,580)      114,525       114,118
  Other                                      (1,044)       (1,046)
  Accumulated deficit                       (70,693)      (74,508)
   Total stockholders' equity                42,788        38,564
   Total liabilities and
     stockholders' equity                   $76,717       $74,352
__________________________________________________________________
* Condensed from audited financial statements.


The accompanying notes are an integral part of these financial statements.

__________________________________________________________________
                COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations - (Unaudited)
__________________________________________________________________
                             Three Months Ended  Nine Months Ended
                             Sept. 28,Sept. 29  Sept. 28,Sept. 29,
In thousands except
  per share amounts            1997     1996       1997     1996
__________________________________________________________________
Net sales                    $31,091  $28,849    $87,325  $74,418
Cost of goods sold            18,569   17,976     51,993   47,922
  Gross profit                12,522   10,873     35,332   26,496

Operating expenses
 Selling, general &
   administrative              7,210    6,963     21,853   18,702
 Engineering, research
   & development               1,782    1,262      5,068    4,184
  Operating income             3,530    2,648      8,411    3,610

Other expense
 Interest expense                436      483      1,312    1,209
 Goodwill amortization expense   855      855      2,751    1,814
 Miscellaneous expenses - net    119      332        422      694
Income (loss) before
  income taxes                 2,120      978      3,926     (107)
Income tax expense (benefit)     118       70        111     (572)
  Net income (loss)
    applicable to common      $2,002     $908     $3,815     $465
__________________________________________________________________
Earnings (loss) per common share and common equivalent share:

  Earnings (loss) per
    common share               $0.23    $0.11      $0.44    $0.06

Weighted average common shares outstanding:
  Weighted average per
    common share               8,672    8,578      8,634    8,444
__________________________________________________________________

The accompanying notes are an integral part of these financial statements.

__________________________________________________________________
              COMDIAL CORPORATION AND SUBSIDIARIES

__________________________________________________________________
Consolidated Statements of Cash Flows - (Unaudited)
__________________________________________________________________
                                               Nine Months Ended
                                              Sept. 28,  Sept. 29,
In thousands                                    1997       1996
__________________________________________________________________
Cash flows from operating activities:
 Cash received from customers                 $85,982    $77,850
 Other cash received                              861        642
 Interest received                                  5         59
 Cash paid to suppliers and employees         (80,333)   (74,355)
 Interest paid on debt                         (1,344)      (646)
 Interest paid under capital lease obligations    (12)       (78)
 Income taxes paid                               (259)      (162)
  Net cash provided by operating activities     4,900      3,310
Cash flows from investing activities:
 Purchase of Key Voice Technologies ("KVT")         -     (8,528)
 Purchase of Aurora Systems ("Aurora")              -     (1,901)
 Acquisition costs for KVT and Aurora              (1)      (921)
 Proceeds from the sale of equipment               18          9
 Capital expenditures                          (3,371)    (2,704)
  Net cash used by investing activities        (3,354)   (14,045)
Cash flows from financing activities:
 Proceeds from borrowings                       2,216      5,619
 Net borrowings under revolver agreement         (479)     3,071
 Proceeds from issuance of common stock            18         44
 Principal payments on debt                    (3,087)    (1,432)
 Principal payments under capital
  lease obligations                               (72)      (440)
  Net cash provided in financing activities    (1,404)    (6,862)
Net increase (decrease) in cash
  and cash equivalents                            142     (3,873)
Cash and cash equivalents at beginning of year    180      4,144
Cash and cash equivalents at end of period       $322       $271
__________________________________________________________________
Reconciliation of net income to net cash provided by operating activities:
Net income                                     $3,815       $465
 Depreciation and amortization                  6,710      4,833
 Change in assets and liabilities (for 1996, net of
  effects from the purchase of KVT and Aurora):
 Decrease (increase) in accounts receivable    (4,539)    (1,188)
 Inventory provision                            2,785      1,318
 Increase in inventory                         (1,845)    (1,196)
 Decrease (increase) in other assets           (1,356)      (304)
 Increase in deferred tax asset                  (219)      (736)
 Increase (decrease) in accounts payable         (827)    (1,456)
 Decrease in other liabilities                    280        536
 KVT asset value at acquisition                     -      1,105
 Aurora asset value at acquisition                  -       (121)
 Increase in paid-in capital and other equity      96         54
  Total adjustments                             1,085      2,845
Net cash used by operating activities          $4,900     $3,310
__________________________________________________________________
The accompanying notes are an integral part of these financial statements.
__________________________________________________________________
              COMDIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       NINE MONTHS ENDED SEPTEMBER 28, 1997 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS__________________

     The financial information included as of September 28, 1997, and for the nine months ended September 28, 1997 and September 29, 1996 is unaudited. The financial information reflects all normal recurring adjustments, except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments, which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1996. The consolidated financial statements for 1997 contained herein should be read in conjunction with the 1996 financial statements, including notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the nine months ended September 28, 1997, are not necessarily indicative of the results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES_________

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of September 28, 1997. Actual results may differ from those estimates.

     Cash and cash equivalents are defined as short-term liquid investments that are readily convertible into cash with maturities, when purchased, of less than 90 days.
Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $1.7 million and $1.9 million are included in accounts payable at September 28, 1997 and December 31,
1996, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by revolving credit facility (see Note D). The
Company considers the outstanding checks to be a bank overdraft. The Company reports the revolving credit facility activity on a net basis in the Consolidated
Statements of Cash Flows.

Note C:  INVENTORIES________________________________________

     Inventories consist of the following:
____________________________________________________________
                                   Sept. 28,      Dec. 31,
In thousands                         1997           1996

  Finished goods                    $5,395         $6,529
  Work-in-process                    3,849          3,681
  Materials and supplies             9,402          9,376
     Total                         $18,646        $19,586
____________________________________________________________

Note D:  BORROWINGS_________________________________________

     Since February 1, 1994, Fleet Capital Corporation
("Fleet") has held substantially all of the Company's indebtedness.

     Long-term Debt.  Long-term debt consists of the
following:
____________________________________________________________
                                    Sept. 28,     Dec. 31,
In thousands                          1997          1996
  Loans payable to Fleet
    Acquisition loan                 $5,970         $7,249
    Equipment loans I & II            1,962            463
    Revolving credit                  1,270          1,749
  Promissory note                     5,600          7,000
  Capitalized leases                     96            284
  Other debt                            620            311
    Total debt                       15,518         17,056
  Less current maturities on debt     5,061          5,343
    Total long-term debt            $10,457        $11,713
____________________________________________________________

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

     On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan, which was used to purchase Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

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

     The Acquisition Loan, Equipment Loans I and II, and the Revolver carry interest rates at either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on a debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet prime rate and from plus 1.50% to 2.50% above LIBOR. As of September 28, 1997 and December 31, 1996, the prime interest rates were 8.50% and 8.25%, respectively. The LIBOR rate as of September 28, 1997, was 5.66% with approximately 98% of the loans based on LIBOR. The LIBOR rate as of December 31, 1996, was 5.66% with approximately 79% of the loans based on LIBOR. As of September 28, 1997, the Company's prime borrowing rate was 9.00%, and the LIBOR borrowing rate was 8.16%.

     The Company's Promissory Note in the amount of $7.0 million which was issued in connection with the acquisition of KVT and is payable to the former shareholders of KVT.
The Promissory Note carries an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest for five years which started on March
20, 1997.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease.

     Other debt consists of a mortgage acquired in conjunction with the acquisition of KVT and another mortgage entered into by KVT in order to acquire an adjacent building for future expansion. The mortgages require monthly payments of $2,817 and $2,869, including interest at a rate of 8.75% and 9.125%, respectively. The final payments are due on August 1, 2005 and June 27, 2007, respectively.

     Scheduled maturities of current and long-term debt for the Fleet Loans (as defined in the Loan Agreement), the Promissory Note, and other debt (excluding the Revolver and leasing agreements) are as follows:
____________________________________________________________
                                                  Principal
In thousands                    Fiscal Years    Installments

  Loans payable                   1997               $606 *
                                  1998              3,638
                                  1999              3,501
                                  2000              3,502
                                  2001              2,351
                                  2002                 19
                           Beyond 2002                535

  *  The remaining aggregate for 1997.

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

On March 27, 1997, the Company and Fleet amended the Loan
Agreement to modify certain covenants. As of September 28, 1997, the Company is in compliance with all the covenants and terms of the Loan Agreement.

Note E:  EARNINGS PER SHARE_________________________________

     For the three and nine month periods ended September
28, 1997 and September 29, 1996, earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Stock options were antidulitive for such three and nine month periods of 1997 and 1996.

Note F:  INCOME TAXES_______________________________________

     The components of the income tax expense (benefit) based on the liability method for the nine months are as follows:
____________________________________________________________
                                 Sept. 28,        Sept. 29,
In thousands                       1997             1996
  Current -  Federal               $158              $63
             State                  172              101
  Deferred - Federal               (214)            (714)
             State                   (5)             (22)
     Total provision               $111            ($572)
____________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the nine months are summarized as follows:
____________________________________________________________
                                      Sept. 28,    Sept. 29,
In thousands                            1997          1996

  Federal tax (benefit) at statutory
  rate (35% in 1997 and 1996)          $1,374          ($38)
  State income taxes (net of federal
    tax benefit)                          112            65
  Nondeductible charges                   285            45
  Alternative minimum tax                 113            65
  Utilization of operating loss
    carryover                          (1,554)           27
  Adjustment of valuation allowance      (219)         (736)
    Income tax provision                 $111         ($572)
____________________________________________________________

     Net deferred tax assets of $5.5 million and $5.2 million have been recognized in the accompanying Consolidated Balance Sheets at September 28, 1997 and December 31, 1996, respectively. The components of the net deferred tax assets are as follows:
____________________________________________________________
                                    Sept. 28,      Dec. 31,
In thousands                           1997          1996

  Total deferred tax assets          $26,324       $27,709
  Total valuation allowance          (18,526)      (20,240)
     Total deferred tax asset - net    7,798         7,469
  Total deferred tax liabilities      (2,340)       (2,230)
     Total net deferred tax asset     $5,458        $5,239
____________________________________________________________

     Management reduced the valuation allowance by $1.7 million during the nine month period ended September 28, 1997. This reduction was primarily related to the re-evaluation of the future utilization of deferred tax assets of $219,000, and the utilization of deferred tax assets and liabilities, and operating loss carryforwards of $1.5 million. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Based on a continual evaluation of the realization of the deferred tax assets, the valuation allowance was reduced and a net tax benefit of $219,000 was recognized in the first quarter ended March 30, 1997. Management believes that it is more likely than not that the Company will realize these tax benefits. However, the tax benefits could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     The Company has net operating loss carryforwards
("NOLs") and tax credit carryovers of approximately $58.8 million and $3.2 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2007.

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

General Development of the Business

     The Company is a Delaware corporation based in Charlottesville, Virginia. The Company was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982. The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation System ("Nasdaq
National Market") under the symbol: CMDL.

     The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company's products accommodate the needs of organizations requiring up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base estimated to be approximately 250,000 telephone systems and 3,000,000 telephones. The Company's products include digital and analog telephone switches and telephones, as well as a wide range of product enhancements to the Company's telephone systems. The Company's growth over the past seventeen quarters has occurred principally as a result of sales of digital telephone systems introduced by the Company since 1992 and computer-telephony integration ("CTI") products introduced since 1993.

     CTI is an emerging industry, consisting of connectivity and applications software for various hardware platforms such as switching units, private branch exchanges ("PBX") and automatic call distributors ("ACD"). CTI products and applications merge the power of modern telephone systems with that of computers to provide integrated solutions to broad communications problems. An example of a CTI product with a vertical market application is the Company's E-911 emergency dispatch system ("E-911"). E-911 systems use caller identification technology in conjunction with computer databases in order to access information such as the street address and profile of an emergency caller. This information is displayed on the dispatcher's computer, thereby putting the dispatcher in a position to send help quickly to the correct address and to provide emergency personnel with caller specific information needed to respond appropriately to the situation.

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

     The Company focuses its distribution of products primarily through a network of approximately 1900 independent dealers that sell the Company's products. This enables the Company to achieve broad geographic penetration, as well as access to some of the fastest growing markets in the country. The Company's distribution network centers around a key group of wholesale supply houses, through which the Company's products are made available to dealers. These dealers market the Company's products to small and medium sized organizations and divisions of larger organizations. The Company's strategy enables it to virtually eliminate bad debt exposure and minimize administration, credit checking, and sales expense, as well as inventory levels. Wholesale supply houses, in turn, are able to sell related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

     The Company is pursuing six fundamental business strategies: (1) maintaining a leadership position in its core business of delivering advanced telecommunications systems to the U.S. domestic market through wholesale supply house distribution channels, (2) achieving growth through expansion into international markets, (3) expanding its National Accounts program, (4) introducing new products to increase sales in the hospitality and other vertical markets, (5) strengthening its Government Resellers program, and (6) maintaining a leadership position in the emerging market for systems solutions based on CTI.

     The Company seeks to support these strategies by: (1) maintaining a broad and efficient distribution network; (2) targeting small to medium sized organizations; (3) offering a broad range of products; (4) developing strategic alliances; (5) promoting CTI applications; and (6) promoting industry accepted interface standards.

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

     During the first nine months of 1997, the Company has introduced several new products such as the FX and the Impact SCS digital switching family. The FX Series is the first business telephone switch designed specifically as a platform for CTI applications in employment environments of 25 to 100 employees. The FX Series is similar to a computer server pre-loaded with all the CTI application software such as voice mail, automatic call distribution, "screen pops" of caller account records, and voice over the Internet. The Impact SCS digital system offers voice/data integration, advanced technology, and voice processing access at every configuration. FX Series and Impact SCS started shipping in September and accounted for approximately $1.0 million of the third quarter sales.

     In addition, the Company introduced the Personal Computer Interface Unit ("PCIU") that extends CTI capability to smaller digital switches and makes the Company one of only a handful of manufacturers able to deliver CTI economically throughout an entire product family. With these smaller platforms, the Company will be able to offer CTI-based market solutions to thousands of small businesses who want an economical but sophisticated system.

     In the first quarter of 1996, the Company acquired two companies involved in CTI: Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"). Aurora, based in Acton, Massachusetts, is a leading provider of off-the-shelf CTI products. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. The purchases of Aurora and KVT have expanded the Company's CTI product base, distribution channel, and market niches. For the first nine months of 1997, the acquisitions of Aurora and KVT have continued to have a positive affect on consolidated revenues by $11.0 million and profitability by $4.8 million (excluding any taxes and acquisition and corporate allocation costs). Both companies are wholly owned subsidiaries of the Company.


Results of Operations

  Revenue and Earnings

Third Quarter 1997 vs. 1996

     The Company's performance improved significantly for the third quarter of 1997 when compared with the same period in 1996. The Company continues to show growth in sales as well as improvement in gross profit margin when compared to previous quarters. Income before income taxes for the third quarter of 1997 increased to $2.1 million as compared with $978,000 for the comparable period in 1996.

     Net sales increased by 8% for the third quarter of 1997 to $31.1 million, compared with $28.8 million in the third quarter of 1996. Digital, DXP, and CTI product sales increased substantially but were offset slightly with a drop in sales of analog and custom manufacturing products.

     Gross profit increased by 15% for the third quarter of 1997 to $12.5 million or 40% of sales, compared with $10.9 million or 38% of sales in the third quarter of 1996. This increase was primarily attributable to higher sales of digital, DXP, and CTI products which have higher product margins, and higher margins that Aurora and KVT products have added to the business.

     Engineering, research and development expenses increased by 41% for the third quarter of 1997 to $1.8 million, compared with $1.3 million in the third quarter of 1996. This increase was primarily attributable to the write-off of development costs associated with one of the older CTI products, expenses associated with field trials of new products, and lower software capitalization.

     Miscellaneous expenses, net, decreased by 64% for the third quarter of 1997 to $119,000, compared with $332,000 in the third quarter of 1996. This decrease was primarily attributable to funds received from various companies to perform non-recurring engineering development work.

     Income tax expense (benefit) increased in the third quarter of 1997 to $118,000 compared with $70,000 for the third quarter of 1996. This increase is primarily due to the higher quarterly tax expense estimate the Company calculated which was based on anticipated year-end results for both 1997 and 1996.

Nine Months 1997 vs. 1996

     The Company reported a significant gain before taxes for the first nine months of 1997 of $3.9 million as compared with a loss of $107,000 for the comparable period in 1996. The stronger performance of the Company was primarily attributable to the continued growth of the Company's digital, DXP, and CTI products.

     Net sales increased by 17% for the first nine months of 1997 to $87.3 million, compared with $74.4 million for the same period in 1996.

     The following table presents certain relevant net sales information concerning the Company's principal product lines for the first nine months of 1997 and 1996.
____________________________________________________________
                                    Sept. 28,     Sept. 29,
In thousands                          1997         1996
Sales
  Business Systems
  Digital                            $37,483     $31,479
  CTI                                 19,219      13,786
  DXP                                 18,317      12,976
  Analog                               9,147      12,809
    Sub-total	                       84,166      71,050
  Proprietary and Specialty Terminals  3,612       3,452
  Custom Manufacturing                   553       1,044
    Gross Sales                       88,331      75,546
  Sales discount and allowances        1,006       1,128
    Net Sales                        $87,325     $74,418
____________________________________________________________

     Business system sales increased by 18% or $13.1 million, compared with the same period of 1996. Digital, DXP, and CTI product sales increased substantially by 29% but were slightly offset with a decline of 30% in sales of analog products and custom manufacturing which the Company expected. The continued sales growth across the board reflects the consistent growth in the Company's distribution channels and the continued development of new CTI and digital products. Some of the most significant sales gains were in certain market channels such as national accounts, and international and hospitality markets. The performance of Aurora and KVT boosted the Company's sales growth with sales of $11.0 million for the first nine months of 1997 compared with $6.6 million for the same period of 1996, which only included sales from March 20, 1996, to the end of the third quarter of 1996.

    Management anticipates that the factors, which led to the positive increase in sales and net income for the first nine months of 1997, will continue to affect the overall performance in 1997. In addition, management believes that sales of analog telephone systems and custom manufacturing will continue to decrease for the remainder of 1997 when compared with 1996. The Company plans to continue to improve sales by (1) continual growth in digital, DXP, and CTI product sales, (2) ongoing growth in national accounts, and international and hospitality markets, and (3) shipment of new products in the fourth quarter of 1997.

     Gross profit increased by 33% to $35.3 million for the first nine months of 1997, compared with $26.5 million for the same period of 1996. Gross profit as a percent of sales increased to 40%, compared with 36% for the same period of 1996. This increase was primarily attributable to higher sales of digital, DXP, and CTI products which have higher product margins, and a higher portion of sales through direct to user and dealer channels.

     Selling, general and administrative expenses increased by 17% for the first nine months of 1997 to $21.9 million, compared with $18.7 million for the first nine months of 1996. This increase was primarily due to: (1) an increase in expenses of $1.1 million associated with Aurora and KVT;
(2) higher promotional costs associated with increased sales through Preferred Dealers; (3) additional expenses associated with the implementation of the cost reduction programs; and (4) a one time charge associated with an international project.

     Engineering, research and development expenses increased by 21% for the first nine months of 1997 to $5.1 million, compared with $4.2 million for the same period of 1996. This increase was primarily due to an increase in expenses of $615,000 associated with additional engineering staff at Aurora and KVT, an increase in product field trial expenses associated with new product introductions, and a write-off of development costs associated with one of the older CTI products.

     Interest Expense increased by 9% for the first nine months of 1997 to $1.3 million compared with $1.2 million for the same period of 1996. This increase is primarily due to the additional interest expense of $200,000 for the first three months of 1997 when compared with the same period of 1996. The first quarter differences were a direct result of the March 20, 1996 acquisitions of Aurora and KVT (see Note D to the Consolidated Financial Statements).

     Goodwill amortization expense increased by 52% for the first nine months of 1997 to $2.8 million, compared with $1.8 million for the same period of 1996. This increase was primarily due to (1) goodwill associated with the March 20, 1996 acquisitions of Aurora and KVT and (2) the write-off of the remaining goodwill of $164,000 associated with an earlier acquisition.

     Income tax expense (benefit) increased in the first nine months of 1997 to a net tax expense of $111,000 compared with a net tax benefit of $572,000 for the same period of 1996. This increase was primarily due to the recognition of a tax benefit of $219,000 for 1997 compared with 736,000 for 1996. The tax benefits, recognized in 1997 and 1996, were a result of a reduction in the valuation allowance relating to the Company's federal net operating loss carryforwards ("NOLS") (see Note F to the Consolidated Financial Statements). Tax expense for the first nine months of 1997 increased to $330,000 compared with $164,000 for the same period of 1996. This increase is primarily due to the higher quarterly tax expense estimate the Company calculated which was based on anticipated year-end results for both 1997 and 1996.

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

     At the Company's option, the Acquisition Loan, Equipment Loans, and Revolver bear interest at rates based on either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR"). The interest rates can be adjusted annually based on the Company's debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet Prime Rate and from plus 1.50% to 2.50% above LIBOR. As of September 28, 1997 and December 31, 1996, the prime interest rates were 8.50% and 8.25%, respectively. The LIBOR rate as of September 28, 1997, was 5.66% with approximately 98% of the loans based on LIBOR. The LIBOR rate as of December 31, 1996, was 5.66% with approximately 79% of the loans based on LIBOR. As of September 28, 1997, the Company's borrowing rate for prime was 9.00%, and the LIBOR borrowing rate was 8.16%.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet is secured by liens on substantially all of the Company's assets and the Loan Agreement contains certain financial covenants (see Note D to the Consolidated Financial Statements). From time to time, the Company and Fleet have amended both covenants and terms of the Loan Agreement. The Company is currently in compliance with all the covenants and terms of the amended Loan Agreement.

     The Company's Promissory Note of $7.0 million, which was part of the purchase price for KVT, carries an interest rate based on prime. The Promissory Note is paid yearly in the amount of $1.4 million over five years with the final payment due on March 20, 2001.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease. Other debt consists of two mortgages to which KVT is subject and have monthly mortgage payments of $2,817 and $2,869, which includes interest at 8.75% and 9.13%, respectively. The final payments are due on August 01, 2005 and June 27, 2007, respectively.

     The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
____________________________________________________________
                                Sept. 28,          Dec. 31,
In thousands                      1997               1996

  Cash and cash equivalents       $322               $180
  Current maturities on debt     5,061              5,343
  Working capital               14,958             10,608
____________________________________________________________

     All operating cash requirements are currently being funded through the Revolver. Cash increased primarily due to the timing of receipts. Current maturities on debt decreased primarily due to a decrease in the Revolver of $479,000 which was slightly offset by the net changes in Equipment Loan I and II when compared to December 31, 1996.
Working capital increased by $4.4 million primarily due to an increase in accounts receivable of $4.5 million.

     Accounts receivable increased at the end of the third quarter of 1997 by 47% or $4.5 million, compared with December 31, 1996. This increase was primarily due to the increase in sales and the timing of shipments in the third quarter of 1997.

     Goodwill decreased at the end of the third quarter of 1997 by 15% or $2.5 million, compared with December 31, 1996. This decrease is due to the amortization of goodwill, which has been slightly offset by some additional acquisition costs of $296,000.

     Other Accrued Liabilities increased at the end of the third quarter of 1997 by 17% or $646,000, compared with December 31, 1996. This increase is due primarily to additional provisions for sales allowances brought about by higher sales and federal, state, and county taxes.

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

     In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." The new standard requires dual presentation of both basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of both basic and diluted EPS calculations. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. This statement will be effective for the Company's 1997 fiscal year. Basic EPS will not be materially different from diluted EPS since potential common shares in the form of stock options are not materially dilutive.

     During 1997 and 1996, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

     Capital expenditures in the first nine months of 1997 and for the comparable period of 1996 were $2.7 million and $2.1 million, respectively. Capital additions for 1997 and 1996 were provided by funds from operations and borrowings from Fleet. The Company anticipates spending approximately
$4.5 million on capital expenditures for fiscal year 1997, which includes equipment for manufacturing and advanced technology.

      The Company plans to fund all future capital expenditure additions through working capital from Fleet and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

     The Company has a commitment from Crestar Bank for the issuance of letters of credit in an aggregate amount not to exceed $500,000 at any one time. At September 28, 1997, the amount of available commitments under the letter of credit facility with Crestar Bank was $420,000.

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


            COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

    3.  Exhibits Included herein:

     (10)  Material Contracts:

      10.1  Amendment No. 1 to the Registrant's 1992 Stock
            Incentive Plan dated July 31, 1997.


      10.2  Amendment No. 1 to the Registrant's 1992 Non-
            Employee Directors Stock Incentive Plan dated
            July 31, 1997.

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

                                    Comdial Corporation
                                       (Registrant)

Date:  November 10, 1997        By: /s/ Wayne R. Wilver
                                    Wayne R. Wilver
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary