Form 10-K405
period 1997-12-31
COMDIAL CORP
filed 1998-03-25
CIK 230131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1997

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1998, was approximately $94,331,000 (See Item 5). The number of shares of Common Stock outstanding as of March 10, 1998, was 8,715,853.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The Company's 1997 Annual Report to the Stockholders is incorporated by reference under Part II and portions of the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference under Part III of this Form 10K.

--------------------------------------------------------------------------------

TABLE OF CONTENTS

--------------------------------------------------------------------------------

Part I

     Item 1.  Business                                                       4
           (a)    General Development of Business                            4
                  Safe Harbor Statement                                      5
                  Industry Background                                        5
                  Strategy                                                   7
           (b)    Financial Information About Industry Segment              10
                  Product Sales Information                                 10
           (c)    Narrative Description of Business                         10
                  Products                                                  10
                     Business Systems                                       11
                     Proprietary and Specialty Terminals                    16
                     Custom Manufacturing                                   16
                  Sales and Marketing                                       17
                  Engineering, Research and Development                     18
                  Manufacturing and Quality Control                         19
                  Competition                                               20
                  Intellectual Property                                     21
                  Employees                                                 22

     Item 2.  Properties                                                    22

     Item 3.  Legal Proceedings                                             23

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                              23

----------------------------------------------------------------


Part II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                           23

     Item 6.  Selected Financial Data                                       23

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           23

     Item 8.  Financial Statements and Supplementary Data                   23

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           24

----------------------------------------------------------------

TABLE OF CONTENTS (Cont'd.)

Part III

     Item 10. Directors and Executive Officers
              of the Registrant                                             24

     Item 11. Executive Compensation                                        24

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                         24

     Item 13. Certain Relationships and Related Transactions                24
----------------------------------------------------------------

Part IV

     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                       25

PART I

  ITEM 1.  Business

   (a)  GENERAL DEVELOPMENT OF BUSINESS

       Comdial Corporation (the "Company") is a Delaware corporation based in Charlottesville, Virginia. The Company is engaged in the design, development, manufacture, distribution, and sale of advanced telecommunications products and system solutions. The Company was originally incorporated in Oregon in 1977. In 1982, the Company was reincorporated in Delaware. It then acquired substantially all of the assets and assumed substantially all of the liabilities of General Dynamics Telephone Systems Center, Inc., formerly known as Stromberg-Carlson Telephone Systems, Inc. ("Stromberg-Carlson"), a wholly-owned subsidiary of General Dynamics Corporation.

         The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol "CMDL."


       On March 20, 1996, the Company completed the acquisitions of Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"), two companies involved in computer-telephony integration ("CTI") applications which became wholly-owned subsidiaries of the Company. KVT, based in Sarasota, Florida, develops, assembles, markets, and sells voice processing systems and related products for business applications. As of December 31, 1997, Aurora sold all of its rights, title and interest in the FastCall product, Aurora's primary asset, to Spanlink Communications, Inc. (see Note 2 to the Consolidated Financial Statements).

       The Company's products accommodate businesses that require up to approximately 500 telephones. The Company believes that it is a leading supplier to this market, with an installed base of approximately 250,000 telephone systems and 3,000,000 telephones. The Company's products include digital and analog telephone switches and telephones, voice processing systems, software to achieve computer-telephone integration ("CTI") and integrated special purpose systems comprised of the Company's switching platforms and software developed by the Company and third party suppliers. The Company has grown principally as a result of sales of digital telephone systems introduced by the Company since 1992 and CTI products introduced since 1993. CTI encompasses a wide range of products, primarily software, that enable end users to perform telephony functions from desktop personal computers ("PCs") or PCs served by a local area network ("LAN").

       In early 1997, the Company established a team of people, to evaluate whether, and to what extent, the Year 2000 would impact the Company's business. The Year 2000 Team identified which of the Company's products, devices, and computerized systems that contain embedded microprocessors that require remediation or replacement because of potential Year 2000 problems. The Year 2000 Team concluded that nearly all of the Company's products are already Year 2000 compliant and those which are not will be compliant by 1999 or before. On an ongoing basis, the Company has been replacing existing systems to improve efficiency and to address the Year 2000 problem. Such replacements are projected to be complete in 1998. The Company does not expect to make any material expenditures solely to address Year 2000 issues.

       Management believes that the Company is properly addressing the Year 2000 problem in order to mitigate any adverse operational or financial impacts. Furthermore, the Company plans to implement a requirement beginning in 1998 that its suppliers certify that all products and services provided to the Company are Year 2000 compliant.

"Safe Harbor" Statement
Under the Private Securities Litigation Reform Act of 1995

       Some of the statements included or incorporated by reference into the Company's Securities and Exchange Commission filings and shareholder communications are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in the Company's filings. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Industry Background

       Advances in technology and industry deregulation have accelerated the introduction of technologically advanced telephone systems and applications. Beginning in the 1970s, electronic telephone systems began displacing traditional electromechanical key sets that had served as the basic office telephone system since the 1930s. New telephone applications permit business users to improve internal and external communications by using conference calls, speakerphones, voice mail, automated attendants, voice processing applications, "screen pops" of caller profiles, voice over the Internet, and many other enhanced capabilities.

       The Company primarily designs and manufactures telephone systems for small to mid-size organizations. A basic business telephone system consists of
(a) a central telephone switching unit (key service unit or "KSU"), (b) telephone instruments, (c) associated wiring and connections hardware, (d) system software, and (e) adjunct devices such as facsimile machines and voice processing systems. Telephone systems are often described in terms of the number of telephone lines and terminal devices that can be supported by a KSU. The aggregate number of telephone terminals and outside lines that can be configured as to a specific KSU is the number of "ports."

       Electronic telephone systems were originally "analog." Voice was transmitted in a continuous wave form that is "analogous" to the original voice signal. Analog transmission is adequate for most voice requirements, but is not as efficient for data transmission. Analog transmission is subject to attenuation, or the continual degradation of transmission quality as the distance between sender and receiver increases. In addition, ambient noises can be picked up and transmitted along with the original voice transmission.

       By the late 1980s, digital telephone systems were available for commercial use. The digitization of voice, data, and video is a general trend in the telecommunications industry. Such forms of communication are converted into binary pulses (0 and 1) that may be stored or transmitted. Within a fully digital system, the signals are reproduced precisely with minimal degradation of quality. Digital systems generally offer customers more features, provide greater voice clarity, offer potential cost savings through the use of high-capacity T-1 transmission lines from telecommunication service providers, enable improved video and data transmission, and often offer superior platforms for future CTI applications. Businesses with digital systems are therefore better positioned to take advantage of new CTI application features that are being developed by software companies.

       CTI represents an important growth opportunity for the Company. CTI is not a product or a technology, but rather a set of standards and hardware and software elements, which merge the power of modern telephone systems, personal computers, and computer networks. This allows manufacturers and developers to provide integrated solutions to broad communications problems, such as proper queuing in call communications centers and specific vertical market applications, such as real estate firms, law firms, and financial business services. Using CTI, calls can be processed from the computer, users can scan their computer screens for incoming voice, electronic mail, and fax messages, and telephone representatives can more promptly serve callers.

       Initially, implementation of CTI was limited to specialized applications written to the proprietary interfaces of individual switch makers. This yielded a small number of expensive products. With the broad acceptance of de facto standards from major computer and network software suppliers, it is now possible to implement CTI on a much broader scale and at a substantially lower cost.

       One of the most significant developments in recent years is the introduction of "open" systems that permit users to customize their telephone system by adding CTI application packages suitable to their communication needs.

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

Strategy

       The Company seeks to expand sales and profits by: (1) extending its digital switching line to serve large applications, (2) enhancing current products with new features and capabilities, (3) expanding its channels of distribution and methods of product delivery, (4) producing higher-value integrated voice-data systems utilizing CTI tools and technologies, and (5) leveraging its strong relationships with third party vendors and key customers.

    Product Offerings

       The Company currently offers digital and analog business telephone systems, wired and wireless terminals, CTI applications, voice processing systems, and other products along with a variety of product enhancements. The Company believes that it offers a wider range of products than most of its competitors and this variety allows dealers to meet differing price and feature requirements. The Company strives to introduce new products to meet the needs of a changing market.

    Product Development

    The Company's recent sales and profit growth are largely attributable to customer acceptance of its digital switching systems. These products are sold under the Impact and Impression brands that serve customer applications from 24 to 560 ports. In 1997, the Company introduced important enhancements such as feature-rich software, compatibility with ISDN (Integrated Services Digital Network) and T-1 carrier protocols, and new wired and wireless terminals for certain of its Impact switches. Also in 1997, the Company introduced the Impact FX Series Computer-Telephony Applications Server. This product features an "open" architecture compliant with popular industry standards, an embedded PC, and other design elements that make it an ideal platform for building CTI-based vertical and horizontal market applications. The Company intends to continue to add value to its core digital switching products.

       The Company believes that in order to maximize profitability in the emerging markets for CTI it must continue to develop and market higher-value integrated systems. The Company's Impact and Impact FX Series digital switching platforms will form the bases for these products, augmented by software developed by the Company's subsidiary, Comdial Enterprises Systems, Inc., and applications software from third parties.

       The Company also intends to continue to leverage the engineering and marketing skills of its KVT subsidiary to produce powerful, easy-to-use voice processing products that are tightly integrated with its switching products.

    Product Distribution

       The Company focuses its distribution of products primarily through networks of independent dealers that resell the Company's products to end users. These networks enable the Company to achieve broad geographic coverage in a cost effective manner. The Company's primary means of distribution is through a key group of wholesale supply houses, which stock the Company's products and resell to independent dealers. The Company's strategy of selling through wholesale supply houses enables it to minimize receivables exposure and reduce sales administration and inventory costs. Most importantly, the use of supply houses allows the Company to extend product distribution to virtually any market in the United States and Canada. Wholesale supply houses benefit from their relationship with the Company by earning a margin on the sale of the Company's products and on the sale of related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

       In addition to supply house distribution, the Company also markets its products directly to national accounts, third party system developers, original equipment manufacturing ("OEM") customers, and the federal government via its Government Services Administration ("GSA") schedule contract. Products produced by the Company's KVT subsidiary are sold both through the supply house channel and direct to dealers.

    Strategic Alliances

       The Company has developed strategic alliances with other companies in order to build on the strengths of these companies and bring the best possible products to the market at a lower cost. Examples include the Tracker on-site integrated paging system (Motorola, Inc.), the Scout wireless key system telephone (Uniden America Corporation), and the VVP and Small Office voice processing systems (Rhetorex and Dialogic). In October 1997, the Company announced a strategic alliance with Harris Corporation ("Harris") whereby the Company will produce a family of telephone instruments for use with switching systems manufactured by Harris.

   (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

       During the fiscal years ended December 31, 1997, 1996 and 1995, substantially all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Additional information is incorporated by reference to the Company's 1997 Annual Report to Stockholders.

Product Sales Information

       The following table presents certain relevant information concerning the Company's principle product lines for the periods indicated:
--------------------------------------------------------------------------------
                                                  Years Ended December 31,
(In Millions)                                 1997         1996         1995
--------------------------------------------------------------------------------
Sales
  Business Systems
    Digital                                   $50.4        $42.8        $40.5
    DXP                                        25.5         17.8         13.8
    CTI                                        27.0         20.5          7.4
    Analog                                     12.1         16.2         22.4
                                              -----         ----         ----
      Sub-total                               115.0         97.3         84.1
  Proprietary and Specialty Terminals           4.1          4.7          6.0
                                              -----         ----         ----
      Sub-total                               119.1        102.0         90.1
  Custom Manufacturing                          0.7          1.3          6.1
                                              -----         ----         ----
      Gross Sales                             119.8        103.3         96.2
  Sales Discount and Allowances                (1.2)        (1.1)        (1.5)
                                              -----         ----         ----
      Net Sales                              $118.6       $102.2        $94.7
                                             ======       ======        =====
--------------------------------------------------------------------------------

   (c) NARRATIVE DESCRIPTION OF BUSINESS

Products

       The Company offers a variety of telephone systems, including digital systems, Digital Expandable ("DXP") systems, analog systems, CTI applications, and other products and product enhancements.

       The Company's telecommunications products meet three basic criteria, and are registered with: (1) the Federal Communications Commission ("FCC"), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission ("OSHA") to produce safety standards, and (3) a nationally recognized test laboratory that performs product evaluations. Selected products are also registered with the Canadian government's Industry Canadian and are Canadian safety certified. The Company has, or is in the process of, registering its products in other countries.

  Business Systems

Digital Systems

       Impact, introduced in 1992, is a brand name which applies to certain telephone instruments and digital telephone systems which are installed with Impact telephones. Impact products may only be sold by the Company's Dealers. There are two families of Impact telephones.

       Impact Telephones, were introduced in 1992. These terminals offer a variety of features, including an interactive liquid crystal display ("LCD"), programmable feature keys, three color lighted status indicators, and a subdued off-hook voice announce for receiving intercom calls while on a telephone call. The phones are offered in a variety of models, distinguished by the number of programmable buttons, the presence or absence of a display, and the presence or absence of a speakerphone.

       The Impact SCS was introduced in the third quarter of 1997. The Impact SCS retains many of the current features of the original Impact models but with a different physical design and distinguishing features such as a full-duplex speakerphone model, simultaneous voice and data, large screen display and adjustable viewing angle.

       Impression is a brand name, denoting certain digital telephone instruments and digital systems when the systems are installed with digital switches. The Impression telephones are similar to the original Impact telephones in terms of functionality and number of models offered. However, the physical design is quite different. Four Impression systems are offered:
Impression 24, Impression 48, Impression 72, and Impression 224. Impression telephones and systems were introduced in October 1996.

       DigiTech, introduced in 1991, are digital systems with switches and telephones designed for the business market supporting up to 24 lines and 48 telephones. DigiTech offers automatic set relocation, remote programming, a replaceable software cartridge, and other sophisticated features. This product will be discontinued from production during the second quarter of 1998, but the Company will continue to provide support pertaining to warranty claims and replacements.

       Air Impact, introduced in 1997, is a multi-cell wireless communications product for use with the Company's (and other manufacturers') switching systems. It is designed for use within large buildings and where employees are often away from their desk phones. Air Impact operates over the 1.9 Gigahertz personal communications services ("PCS") band.

       Scout, introduced in 1995, is the Company's 900 megahertz single cell wireless, multi-line feature phone. Scout extends the advantage of mobility to users of Impact systems. Like Air Impact, Scout is designed for in-building applications.

       Tracker, introduced in 1994, is an on-site integrated paging system developed in cooperation with Motorola. The purpose of this product is to help ensure that calls are quickly and efficiently completed to individuals who are at work, but not always near their telephones. Tracker, which operates on the Company's digital telephone systems, includes a Tracker base station and personal pagers equipped with a LCD. The personal pagers sound an alert or vibrate to notify users of incoming calls or important messages. A user can retrieve calls by going to the nearest system phone and dialing a special code that is displayed on the LCD. A valuable feature of Tracker is its compatibility with other products manufactured by the Company. In 1997, Comdial enhanced the basic Tracker product with an applications software package called QuikTrak. QuikTrak extends text-messaging capability to PC users on a local area network. Brief messages can be originated by selecting the Tracker pager user from a Windows screen, typing the message, and clicking on the "Track" command.

DXP - Impact Systems

       When Impact phones are paired with digital switching systems, the combined product is identified as an Impact System or previously referred to as a DXP system. There are five Impact Systems: Impact 24, Impact 48, Impact 224, Impact 560, and Impact FXS. The numeric suffix denotes the maximum number of ports served by the base switch, without need for any product displacement. For example, the Impact 24 begins at 12 ports. An expansion module can be added to reach 24 ports. To go beyond 24 ports, the base unit must be replaced with the Impact 48 base unit. The switching platform for the Impact 224, when unassociated with terminals, is identified as the DXP. The switching platform for the Impact 560, when unassociated with terminals, is identified as the DXP Plus.

       Impact FXS Computer Telephony Applications Server ("FXS") is the Company's most recent switching platform and was introduced in the third quarter of 1997. The FXS is expandable to 240 ports. Two basic models are offered with either a Windows or DOS operating system for the on-board personal computer. The FXS differs from the Company's other switching platforms in that it is more "open" and more software-intensive. Voice processing, for example, is available in the core software whereas it is a hardware option with other Company systems. The FXS is designed to popular industry standards, which makes the FXS amenable to customization by the Company and by third party integrators.

Computer-Telephony Integration Products

       Enterprise, introduced in 1993, is the Company's open applications interface ("OAI") software developer's tool kit. Enterprise allows independent software developers to access the Impact, DXP, DXP Plus, or FXS system software using more than 190 commands. These tools allow the Company to create unique applications for specific vertical markets, such as telemarketing groups, emergency services, call centers, taxi services, and multi-media centers. One of the initial OAI applications developed using Enterprise is an Enhanced 911 ("E-911") emergency telephone system. Enterprise is a platform for the development of applications based upon the convergence of computer and telephony technologies.

       Wideopen.office, introduced in 1996, is a software product that provides telephony linkage between desktop computers and Impact 224, Impact 560, and FXS digital switches. Wideopen.office supports multiple applications programming interfaces and supports local area network software from Novell, Microsoft, and others, as well as stand alone PCs running Windows, Windows 95, or OS/2 operating systems. Because of this capability to provide CTI in a variety of environments, the Company views wideopen.office as a universal telephony controller. Wideopen.office can be shipped separately or paired with wideopen.call or wideopen.group applications software that provides users with popular services such as PC-based call processing, integration with contact management programs, and "screen pops" of caller information, provided the user has some type of caller identification service.

       PCIU, introduced in the second quarter of 1997, is an affordable hardware/software solution that extends CTI across all of the Company's digital switches, via the broadly accepted Telephony Applications Programmers Interface ("TAPI") standard. The hardware component is a black box with multiple connectors for a digital port off the switch, the Company's digital display telephone, a PC serial port, and electric power.

       Concierge, introduced in 1996, is a digital telephone system designed for hospitality applications. The system consists of an Impact 224 or Impact 560 digital switch, multi-line administration telephones, single-line guest telephones that are not sold by the Company, and special hospitality software. The system is linked to a personal computer via the Company's Enterprise CTI software, and allows hotel personnel to administer guest check-in/check-out and other hotel activities from the PC or specially programmed Impact LCD telephones. Concierge serves hotel properties of up to approximately 400 rooms.

       QuickQ ACD, introduced in 1994, is an automatic call distributor ("ACD"), designed for call center use. The system consists of an Impact 224, Impact 560, or FXS digital switch, voice announcing equipment, special automatic call distribution software, and a PC. The QuickQ answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels.

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

       ExecuMail, introduced in 1990, is an integrated voice processing system for use with selected telephone systems of the Company. ExecuMail is offered in a range of port and voice storage capacities, and provides both voice mail and automated attendant service. ExecuMail products are the result of a strategic alliance with Active Voice Corporation. This product will be discontinued from production during the second quarter of 1998, but the Company will continue to provide support pertaining to warranty claims and replacements.

       VVP, introduced in 1996, is the trade name of a PC-based voice processing system produced by KVT and sold by the Company. The same product is sold as Corporate Office by KVT to its own dealer network. Both products provide all standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mail boxes. Advanced features such as fax tone detection, audio text (interactive response to user touch-tone commands), and visual call management (the ability to view voice messages from a
PC) are also available. VVP can be integrated with the Company's digital telephone systems so that display messages on LCD terminals prompt user operations. KVT offers similar integration packages for telephone systems made by other companies. VVP and Corporate Office are offered in 4 to 16 port configurations.
Voice storage capacity is virtually unlimited - an advantage of PC-based design.

       Small Office, introduced in 1996, is a smaller and more economical version of VVP/Corporate Office, which is also produced by KVT and sold through both the Company's and KVT's dealer networks. Small Office offers basically the same features as the larger model, but is designed for smaller enterprises. Maximum capacity is four ports (four simultaneous calls) and 100 mailboxes. In 1997, KVT introduced Small Office Lite, a cost-effective voice processing system for smaller businesses.

       FastCall, introduced in 1994, was produced by the Company's wholly-owned subsidiary Aurora, and is a special class of CTI software that is designed to "telephony enable" existing custom data bases and programs, as well as popular personal information managers ("PIMs"). Aurora sold all its rights to the FastCall product as of December 31, 1997 (see Note 2 to the Consolidated Financial Statements).

    Analog Systems

       Unisyn, introduced in 1994, is a telephone system designed to offer advanced features to small organizations. Two models are offered, one model supports up to three lines and eight telephones, and the other supports up to six lines and 16 telephones. Display model telephones offer interactive function keys to simplify feature access. Another capability of Unisyn is its optional compatibility with standard analog devices, such as single line telephones, fax machines, and modems.

       ExecuTech 2000 Unitized Expandable Hybrid Systems, introduced in 1989, can support up to 24 lines and 56 telephones. Expansion modules allow end users to increase capacity in increments of four lines and 12 phones or by 16 phones with no additional lines. These systems provide subdued off-hook voice announce, built-in battery backup interface, integrated call costing, and many other features. This product will be discontinued from production during the second quarter of 1998, but the Company will continue to provide support pertaining to warranty claims and replacements.

       ExecuTech XE Key Systems, introduced in 1989, can support up to 10 lines and 24 telephones. All systems support the same family of full-featured telephones. The switch is a unitized self-contained unit, making the ExecuTech XE Key System economical to manufacture, easy to install, and beneficial to end users who do not have to buy additional components to add features.

       ExecuTech II Hybrid products, introduced in 1986, consist of models supporting up to 22 lines and 96 telephones. This product was discontinued from production during the second quarter of 1997, but the Company will continue to provide support pertaining to warranty claims and replacements.

       InnTouch, introduced in 1987, is a line of four analog hospitality systems, the first of which supports up to 22 lines and 128 telephones. These systems feature a front desk video display terminal, integrated call costing, and multi-featured room telephones. This product will be discontinued from production during the second quarter of 1998, but the Company will continue to provide support pertaining to warranty claims and replacements.

       Solo II, introduced in 1986, is offered in three and four-line models and provides a sophisticated set of features that are easy to program and cost effective.

  Proprietary and Specialty Terminals

       HoTelephone, originally introduced in 1984, is a line of single and two-line telephones specially designed for business travelers for use in hotel and motel guest rooms. The HoTelephone offers guest room travelers memory keys for one-button dialing of various services, plus a message waiting lamp, hold button, and built-in data jack for connecting portable computers and fax machines. This product was discontinued from production during the third quarter of 1997, but the Company will continue to provide support pertaining to warranty claims and replacements.

       Voice Express, introduced in the early 1980s, is a fully-featured multi-function display telephone that includes an integrated speakerphone, autodial, and many other standard features for use behind different types of switches. Voice Express may be optionally equipped with a two-line module for use behind a PBX or the user can add special six and ten-button modules for use with older electromechanical key telephone equipment.

       MaxPlus desk/wall convertible telephones range from a basic model with message waiting to a fully-featured speakerphone model with programmable soft keys for often-used PBX and Centrex features. This product was discontinued from production in the fourth quarter of 1997, but the Company will continue to provide support pertaining to warranty claims and replacements.

       MaxPlus II two-line telephones offer line status indicators, electronic hold and a dataport as basic features. Additional models have features such as message waiting, tap, speakerphone, and programmable soft keys. This product was discontinued from production in the fourth quarter of 1997, but the Company will continue to provide support pertaining to warranty claims and replacements.

       ATC Terminals are a line of single and two-line analog phones that offer advanced features at a low cost. The products are sourced by American Telecommunications Corporation ("ATC"), a wholly-owned subsidiary of the Company.

   Custom Manufacturing

       Custom manufacturing consists primarily of contract work performed for various original equipment manufacturers.

Sales and Marketing

       The Company markets its products through both direct and indirect channels. Indirect channels include both two-tiered and three-tiered distribution. The Company's primary channel of distribution to U.S. and Canadian markets is through nine major wholesale supply houses, which in turn, resell to hundreds of independent dealers. International sales are accomplished through a network of international dealers. International dealers buy directly from the Company, normally by letters of credit, and resell to end users or other dealers.

         Three of the supply houses each account for more than 10% of the Company's net sales. These are Graybar Electric Company, Inc. ("Graybar"), Sprint/North Supply, Inc. ("North Supply"), a subsidiary of Sprint, and ALLTEL Supply, Inc. ("ALLTEL"). In 1997, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $21.5 million (18%), $33.3 million (28%), and $26.5 million (22%), respectively.

       The Company has established three classes of dealers that purchase the Company's products from supply houses and resell to end users. These are Platinum Preferred, Preferred Gold, Preferred, and Associate Dealers. The Company offers an attractive incentive package for both Platinum Preferred, Preferred Gold, and Preferred Dealers, including exclusive access to certain products, cash rebates related to dealer purchase levels, cooperative advertising allowances, and a measure of territorial protection. Platinum Preferred, Preferred Gold, and Preferred Dealers have sales quotas, and the Company's sales department monitors their performance against these targets. Associate Dealers purchase the Company's products on an as-needed basis, and are rewarded through product rebates. Associate Dealers do not have quotas but do receive benefits such as toll-free assistance, training, and other services that are offered by the Company. Several thousand dealers purchase the Company's products through supply houses.

       The Company supports its existing dealers and seeks to attract new dealers through national advertising in popular trade magazines, special promotional programs, sales and technical training, and participation in major industry trade shows.

       The Company has two primary sales groups that focus on indirect sales through supply houses. One group concentrates on maximizing the Company's system sales through Platinum Preferred, Preferred Gold, and Preferred Dealers. The second sales group focuses on the Company's Associate Dealers. Sales personnel are located in major metropolitan centers and have territory assignments.

       Each area sales manager is responsible for recruiting new dealers and training and motivating existing dealers. Dealers are supported through telephone contact with Inside Sales Representatives, direct mail, and local product seminars often organized by distributors. To stimulate demand, Field Sales Representatives make joint sales calls with dealers to end users and train dealer sales personnel in product benefits. Product specialists in Charlottesville are available to help engineer complex configurations and solve technical problems. All direct sales personnel earn incentive income based on sales results.

       The Company's dealers are primarily responsible for selling the Company's products to end users as well as providing support. The Company maintains a technical support staff devoted to dealer support. The Company also generally provides a limited warranty on elements of its products, permitting factory returns within 24 months of the production date. Although the Company does not offer maintenance contracts for a majority of its systems (E911 System the exception), dealers often independently sell maintenance contracts to end users.

       Other indirect channels include original equipment manufacturing (OEM) relationships, international sales, and dealer direct sales. Dedicated personnel support OEM and international sales. Sales of voice processing products produced by KVT are through two channels: supply houses to dealers and direct to dealers.

       In recent years, the Company initiated a National Accounts Program to market its products to large multi-location end users. The program allows end users to contract with one entity (the Company) for sales and support, while achieving local installations and maintenance from the Company's network of independent dealers. This program is also a key delivery vehicle for sophisticated CTI solutions sales that often require advanced custom integration and superior knowledge and understanding of end user communications and business objectives. The National Accounts Program allows the Company to work directly with end users to assure that the best combination of the Company and, if necessary, third party products are incorporated into the final solution. The Company employs dedicated personnel to sell and support national accounts.

       Because the Company's sales are made under short-term sales orders issued by customers on a month-to-month basis, rather than under long-term supply contracts, backlog is not considered material to the Company's business.

Engineering, Research and Development

       The Company believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. The Company's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for design of new products and enhancements. A significant amount of engineering expenditures is dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Research and development costs for the fiscal years ended 1997, 1996, and 1995 comprise the majority of engineering, research, and development costs, which were $6,497,000, $5,771,000, and $4,186,000, respectively. The Company is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

       Some  of  the  research  and  development   costs   associated  with  the
development of product software have been capitalized as incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 1997, 1996, and 1995 were $1,956,000, $1,577,000, and $840,000, respectively. The amounts amortized for software development cost in 1997, 1996, and 1995 were approximately $1,018,000, $877,000, and $757,000, respectively. The Company is committed to improving its existing products and developing new telecommunications equipment in order to maintain or increase its market share.

Manufacturing and Quality Control

       The Company's Manufacturing Operations organization is responsible for all activities related to production, testing, shipping, and repair of the Company's products. Other functions that fall under manufacturing operations include maintenance of plant facilities and specialty (contract) manufacturing.

       One of the Company's core competencies, along with its distribution network, is its manufacturing efficiency. With recent improvements in production equipment such as surface mount technology ("SMT") and information systems, the Company can now turn around customer orders in days, compared to weeks or even months taken by offshore competitors. Manufacturing is able to schedule production runs on a daily basis which provides the Company with maximum flexibility in responding to order levels, improved product margins, and lower work-in-process and finished goods inventories.

       Improvements in the manufacturing function include the use of advanced Manufacturing Resource Planning ("MRP") information systems, continuous flow assembly lines, just-in-time philosophies, and continual upgrades to the two SMT lines. The Company has been able to reduce finished goods inventory levels, as common components in various products have allowed manufacturing to stock components and subassemblies rather than finished products. Manufacturing also contributes to revenues through the sale of repair services and obsolete equipment through the Company's wholly-owned subsidiary American Phone Centers, Inc. ("APC"), and by contracting for selective custom manufacturing assignments.

       The Company also manufactures injection molded plastic parts, fabricated metal parts, and other components.

       The Company monitors the quality of its manufacturing process. Individual assemblers and machine operators are trained to inspect subassemblies as the work passes through their respective areas. In addition, some automated production machines perform quality tests concurrently with assembly operations. The Company believes that this high level of automation and vertical integration improves quality, cost, and customer satisfaction. In 1994, the Company was certified and has maintained its certification by the International Organization for Standardization ("ISO") at the most rigorous ISO 9001 level, which provides standards for systems and procedures for manufacturing, engineering, product design, and customer service.

Competition

       The market for the Company's products is highly competitive. The Company competes with over 20 suppliers of small business telephone systems many of which have significantly greater resources. Examples are Lucent Technologies, Inc., Nortel Inc., and Toshiba Corporation. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, and price. The Company believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that the Company provides. In marketing its telephone systems, the Company also emphasizes quality, as evidenced by its ISO 9001 certification, and high technology features including CTI capability across its entire Impact line of digital switching systems.

       The market for voice processing systems is also competitive. The Company believes that it is a leading supplier of PC-based voice processing systems, and that the products produced by KVT are very competitive with regard to the key factors important to end users. These include reliability, memory capacity, features, ease-of-use, compliance with common industry standards, and price.

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

       The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among competitors. The Company itself has received claims of patent infringement from several parties which sometimes seek substantial sums. Although the Company's investigation of some of these claims has been limited by the claims' lack of specificity, the limited availability of factual information and documentation related to the claims, and the expense of pursuing exhaustive patent reviews, the Company believes that its systems do not currently infringe valid patents of any such claimants. In response to prior infringement claims, the Company has pursued and obtained nonexclusive licenses entitling the Company to utilize certain fundamental patented functions that are widely licensed and used in the telecommunications manufacturing industry. These licenses expire upon expiration of the underlying patents.

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

Employees

       As of December 31, 1997, the Company, including Aurora and KVT, had 865 full-time employees, of whom 561 were engaged in manufacturing, 85 in engineering, 151 in sales and support, and 68 in general management and administration. The Company has never experienced a work stoppage and no employees are represented by labor unions. The Company believes that its employee relations are good.

ITEM 2.    Properties

       The Company designs, manufactures, and markets the majority of its products from a fully integrated, approximately 500,000 square-foot manufacturing facility on a 25 acre site located in Charlottesville, Virginia. The majority of the Company's operations and development are located at this facility, which the Company owns. The Company believes that its facilities are adequate both for the operation of its business as presently conducted and for expansion in the foreseeable future.

       In March 1996, the Company acquired KVT and Aurora (see Item 1 - General Development of Business). KVT operates out of an approximately 6,200 square foot building, located in Sarasota, Florida. During 1997, Aurora operated out of two leased suites in an office building located in Acton, Massachusetts, but will be moving to a new location that has yet to be determined.

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

       In 1988, the Company voluntarily discontinued use of a concrete underground hydraulic oil and chlorinated solvent storage tank at its Charlottesville plant. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, the Company developed a plan of remediation that was approved by the Virginia Water Control Board on January 31, 1989. The plan was later amended and approved by the Virginia Department of Environmental Quality, after which the Company commenced the remediation efforts required thereunder. In 1993, the Company provided a $45,000 reserve for the estimated cost to implement the remediation plan.

       In October 1994, the Company installed all required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil is deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan. As of December 31, 1997, the Company has incurred total costs of approximately $55,000 and expects the pumping process to be completed by late 1999.


ITEM 3.        Legal Proceedings

      The Company is from time to time involved in routine litigation. The Company believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 1997 to a vote of the Company's security holders.


PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

      Information is incorporated by reference to page 46 of the Company's 1997 Annual Report to stockholders under the caption "Related Stockholders Matters." As of March 10, 1998 there were 1,602 record holders of the Company's Common Stock.

ITEM 6.  Selected Financial Data.

         Information is incorporated by reference to page 45 of the Company's 1997 Annual Report to stockholders under the caption "Five Year Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      Information is incorporated by reference to pages 18 through 24 of the Company's 1997 Annual Report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  Financial Statements and Supplementary Data.

         Information is incorporated by reference to pages 27 through 44 of the Company's 1997 Annual Report to stockholders or filed with this Report as listed in Item 14 hereof.

ITEM 9.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.

      No information is required to be reported pursuant to this item.


      Part III

ITEM 10.  Directors and Executive Officers of the Registrant.

      Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of the Company" on pages 6 through 8 and 10 through 13 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1998.

ITEM 11.  Executive Compensation.

      Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" on pages 13 through 22 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1998.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information is incorporated by reference under the captions "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1998.

ITEM 13.  Certain Relationships and Related Transactions.

      Information is incorporated by reference under the caption "Family Relationships", "Indebtedness of Management" and "Certain Relationships and Related Transactions" on pages 13, 22, and 22 through 23 of the Company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1998.

Part IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following Consolidated Financial Statements of Comdial Corporation and its Subsidiaries are incorporated in Part II,
                 Item 8 by reference to the Company's 1997 Annual Report to stockholders (page references are to page numbers in the Company's Annual Report):

                                                           Page Number
                                                           -----------
                 Independent Auditors' Report                   25
                 Report of Management                           26

       Financial Statements:
       Consolidated Balance Sheets -
           December 31, 1997 and 1996                           27
       Consolidated Statements of Operations -
           Years ended December 31, 1997, 1996, and 1995        28
       Consolidated Statements of Stockholders' Equity -
           Years ended December 31, 1997, 1996, and 1995        29
       Consolidated Statements of Cash Flows -
         Years ended December 31, 1997, 1996, and 1995          30
       Notes to Consolidated Financial Statements -
         Years ended December 31, 1997, 1996, and 1995          31 - 44

        2.  Financial Statements - Supplemental Schedules:

           All of the schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

 3.  Exhibits Included herein:

           (3)  Articles of Incorporation and bylaws:

                 3.1 Certificate of Incorporation of Comdial Corporation. (Exhibits (a) Item 3.1 to Item 6 of Registrant's Form 10-Q for the period ended July 2, 1995.)*

                 3.2 Certificate of Amendment of the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant's Form 10-Q for the period ended July 2, 1995.)*

                 3.3     Bylaws  of  Comdial   Corporation.   (Exhibit   3.3  to
                         Registrant's Form 10-K for the year ended December 31, 1993.)*

          (10)  Material contracts:

                10.1 Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibits 28.1 and 28.2 of Registrant's Form S-8 dated October 21, 1992.)*

                10.2 Amendment No. 1 to the Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.1 and 10.2 of Registrant's Form 10-Q dated September 28, 1997.)*

                10.3 Amendment No. 2 to the Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.2 of Registrant's Form 10-Q dated June 30, 1996.)*

                10.4 Amendment No. 3 to the Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.2 of Registrant's Form 10-Q dated June 30, 1996.)*

                10.5 Amendment to Amendment No. 3 to the Registrant's 1992 Non-employee Directors Stock Incentive Plan.

                10.6 Amendment No. 4 to the Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan.

                10.7 Amendment No. 4 to the Registrant's 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan.

                10.8 Loan and Security Agreement dated February 1, 1994 among Registrant and Fleet Capital Corporation formerly Barclays Business Credit, Inc. (Exhibit
                             10.13 to Registrant's Form 10-K for the year ended December 31, 1993.)*

                10.9 Development Agreement dated December 2, 1993 among Registrant and Motorola Inc. (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1993.)*

                10.10 Amendment No. 1 to the Loan and Security Agreement dated March 13, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1996.)*

                10.11 Amendment No. 2 to the Loan and Security Agreement dated June 28, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1996.)*

                10.12 Amendment No. 3 to the Loan and Security Agreement dated September 27, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 29, 1996.)*

                10.13 Amendment No. 4 to the Loan and Security Agreement dated September 27, 1996 among the Registrant and Fleet Capital Corporation. (Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 30, 1997.)*

                10.14 Note dated February 5, 1997 among the Registrant and Fleet Capital Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 30, 1997.)*

                10.15 The Registrant's Executive Stock Ownership Plan effective January 1, 1996. (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 1995.)*

                10.16 The Registrant's Executive Severance Plan dated August 31, 1995. (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1995.)*

                10.17 Amendment No. 1 to the Registrant's Executive Stock Ownership Plan dated July 31, 1997.

                10.18 Amendment No. 2 to the Registrant's Executive Stock Ownership Plan dated January 1, 1998.

                10.19 Amendment No. 1 to the Registrant's Executive Severance Plan dated July 31, 1997.

                10.20 Development and Purchase Agreement dated February 21, 1997 among Registrant and Harris Corporation.


                10.21        FastCall Purchase Agreement dated December 31, 1997
                             among   Aurora    Systems,    Inc.   and   Spanlink
                             Communications, Inc.


*  Incorporated by reference herein.
--------------------------------------------------------------------------------

           (11)  Schedule of Computation of Earnings Per Common Share.

           (13)  Registrant's 1997 Annual Report to Stockholders.

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

           (23)  Independent Auditors' Consent.

                  Accountants consent to the incorporation by reference of their report dated January 30, 1998, appearing in this Annual Report on Form 10-K of Comdial Corporation for the year ended December 31, 1997, in certain Registration Statements.

           (24)  Power of Attorney.

           (27)  Financial Data Schedule.


 (b)   Reports on Form 8-K:

 The Registrant has not filed any reports on Form 8-K during the last quarter of 1997.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1998.

                                   COMDIAL CORPORATION

                                   By: /s/ William G. Mustain
                                      --------------------------------
                                       William G. Mustain
                                       Chairman of the Board, President and
                                       Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                               Date
---------                 -----                               ----

         *              Vice Chairman                     March 25, 1998
-----------------------
 A. M. Gleason

         *              Director                          March 25, 1998
-----------------------
 Michael C. Henderson

         *              Director                          March 25, 1998
-----------------------
 John W. Rosenblum

         *              Director                           March 25, 1998
-----------------------
 Dianne C. Walker

/s/ William G. Mustain  Chairman of the Board,             March 25, 1998
----------------------- President, and
 William G. Mustain     Chief Executive Officer

/s/ Christian L. Becken Senior Vice President,             March 25, 1998
----------------------- and Chief Financial Officer
 Christian L. Becken

/s/ Wayne R. Wilver     Senior Vice President,             March 25, 1998
----------------------- Treasurer, and Secretary
 Wayne R. Wilver

* By:/s/ Wayne R. Wilver
-----------------------
 Wayne R. Wilver, Attorney-In-Fact