Form 10-Q
period 1998-03-29
COMDIAL CORP
filed 1998-05-11
CIK 230131

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 29, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,717,473 common shares as of March 29, 1998.



                     COMDIAL CORPORATION AND SUBSIDIARIES

                              INDEX
                                                         PAGE

PART I - FINANCIAL INFORMATION

  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           March 29, 1998 and December 31, 1997              3

           Consolidated Statements of Operations
           for the Three Months ended
           March 29, 1998 and March 30, 1997                 4

           Consolidated Statements of Cash Flows
           for the Three Months ended
           March 29, 1998 and March 30, 1997                 5

           Notes to Consolidated Financial Statements        6-11


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    12-17


PART II - OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote by
           Security Holders                               18

  ITEM 6:  Exhibits and Reports on Form 8-K               19

_________________________________________________________________________

                 COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
Consolidated Balance Sheets - (Unaudited)
_________________________________________________________________________
                                           March 29,      Dec. 31,
In thousands except par value               1998          1997 *
_________________________________________________________________________

Assets
  Current assets
    Cash and cash equivalents               $461        $5,673
    Accounts receivable - net             14,655        11,278
    Inventories                           18,307        18,487
    Prepaid expenses and other
      current assets                       1,567         1,669
      Total current assets                34,990        37,107

  Property - net                          15,921        16,334
  Goodwill                                12,479        13,142
  Deferred tax asset - net                 8,176         8,164
  Other assets                             4,862         4,517

    Total assets                         $76,428       $79,264
==========================================================================

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                      $9,666        $9,229
    Accrued payroll and related expenses   3,136         2,659
    Accrued promotional allowances         1,309         1,915
    Other accrued liabilities              2,249         2,927
    Current maturities of debt             4,222         3,701
      Total current liabilities           20,582        20,431

  Long-term debt                           5,191         9,922
  Deferred tax liability                   2,388         2,705
  Other long-term liabilities              1,400         1,371
  Commitments and contingent liabilies        -             -
      Total liabilities                   29,561        34,429
  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares:  1998 =
      8,717; 1997 = 8,697)               115,055       114,663
    Other                                 (1,238)       (1,039)
    Accumulated deficit                  (66,950)      (68,789)
      Total stockholders' equity          46,867        44,835
    Total liabilities and
       stockholders' equity              $76,428       $79,264
============================================================================
The accompanying notes are an integral part of these financial statements.
____________________________________________________________________________

              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)
___________________________________________________________________________

                                                   Three Months Ended
                                                 March 29,      March 30,
In thousands except per share amounts              1998          1997
___________________________________________________________________________
Net sales                                        $29,281        $26,834
Cost of goods sold                                17,394         15,796
  Gross profit                                    11,887         11,038

Operating expenses
  Selling, general & administrative                7,615          7,198
  Engineering, research & development              1,551          1,603
    Operating income                               2,721          2,237

Other expense
  Interest expense                                   275            427
  Goodwill amortization expense                      663          1,037
  Miscellaneous expense - net                        180            213
    Income before income taxes                     1,603            560

Income tax benefit                                  (236)          (111)
  Net income applicable to common stock           $1,839           $671
==========================================================================
Earnings per common share and common
  equivalent share:
    Basic                                          $0.21          $0.08
    Diluted                                        $0.20          $0.08

Weighted average common shares outstanding:
    Basic                                          8,779          8,654
    Diluted                                        8,980          8,711
____________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
____________________________________________________________________________

               COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
__________________________________________________________________________
                                                 Three Months Ended
                                                March 29,   March 30,
In thousands                                      1998        1997
___________________________________________________________________________
Cash flows from operating activities:
  Cash received from customers                  $26,900     $26,262
  Other cash received                               357         343
  Interest received                                  27           1
  Cash paid to suppliers and employees          (26,858)    (25,960)
  Interest paid on debt                            (636)       (805)
  Interest paid under capital lease obligations      (2)         (6)
  Income taxes paid                                 (45)         (8)
    Net cash used by operating activities          (257)       (173)

Cash flows from investing activities:
  Acquisition costs for KVT and Aurora               (1)         (1)
  Proceeds received for the sale of FastCall         80          -
  Proceeds from the sale of equipment                31          -
  Capital expenditures                             (911)       (813)
    Net cash used by investing activities          (801)       (814)
Cash flows from financing activities:
  Proceeds from borrowings                           -        1,900
  Net borrowings under revolver agreement         1,193       1,422
  Proceeds from issuance of common stock             56          -
  Principal payments on debt                     (5,389)     (1,909)
  Principal payments under capital lease
    obligations                                     (14)        (39)
    Net cash provided by (used in)
      financing activities                       (4,154)      1,374
Net increase (decrease) in cash and cash
  equivalents                                    (5,212)        387
Cash and cash equivalents at beginning of year    5,673         180
Cash and cash equivalents at end of period         $461        $567
===========================================================================
Reconciliation of net income to net cash provided by operating activities:
Net income                                       $1,839        $671

  Depreciation and amortization                   1,883       2,461
  Increase in accounts receivable                (3,377)     (1,580)
  Inventory provision                               602         535
  Increase in inventory                            (422)        (45)
  Decrease (increase) in other assets              (249)        130
  Increase in deferred tax asset                   (330)       (220)
  Increase (decrease) in accounts payable           437        (406)
  Decrease in other liabilities                    (778)     (1,816)
  Increase in paid-in capital and other equity      138          97
    Total adjustments                            (2,096)       (844)

Net cash used by operating activities             ($257)      ($173)
===========================================================================
___________________________________________________________________________
The accompanying notes are an integral part of these financial statements.
___________________________________________________________________________
                        COMDIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MARCH 29, 1998 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

     The financial information included as of March 29, 1998, and for the three months ended March 29, 1998 and March 30, 1997 is unaudited. The financial information reflects all normal recurring adjustments, except for Statement of Financial Accounting Standards
("SFAS") No. 109 adjustments, which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1997. The consolidated financial statements for 1998 contained herein should be read in conjunction with the 1997 financial statements, including notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997. Certain amounts in thee 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the three months ended March 29, 1998, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

      The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of March 29, 1998. Actual results may differ from those estimates.

     Cash and cash equivalents are defined as short-term liquid investments that are readily convertible into cash with maturities, when purchased, of less than 90 days. Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $3.2 million and $1.9 million are included in accounts payable at March 29, 1998 and December 31, 1997, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note E). The Company considers the outstanding checks to be a bank overdraft. The Company reports revolving credit facility activity on a net basis in the Consolidated Statements of Cash Flows.

Note C:  DISPOSAL OF ASSETS _____________________________________

     As of December 31, 1997, Aurora Systems, Inc. ("Aurora"), wholly-owned subsidiary of the Company, sold all of its rights, title and interest in the FastCall product, Aurora's primary asset, to Spanlink Communications, Inc. Aurora may receive, over a five-year period, royalties totaling up to $1.1 million with a minimum guarantee of $0.6 million at the end of that period.

Note D:  INVENTORIES__________________________________________________________

    Inventories consist of the following:
_________________________________________________________________
                                        March 29,      Dec. 31,
In thousands                             1998           1997
_________________________________________________________________
  Finished goods                        $7,133         $6,336
  Work-in-process                        3,770          4,101
  Materials and supplies                 7,404          8,050
     Total                             $18,307        $18,487
=================================================================
_________________________________________________________________

Note E:  BORROWINGS______________________________________________

     Since February 1, 1994, Fleet Capital Corporation ("Fleet") has held substantially all of the Company's indebtedness.

     Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
                                        March 29,     Dec. 31,
In thousands                             1998          1997
_________________________________________________________________
  Loans payable to Fleet
    Acquisition loan (1)               $3,344         $5,543
    Equipment loan I (2)                   -             139
    Equipment loan II (3)                  -           1,647
    Revolving credit (4)                1,193             -
  Promissory note (5)                   4,200          5,600
  Other debt (6)                          613            617
  Capitalized leases (7)                   63             77
Total debt                              9,413         13,623
  Less current maturities on debt       4,222          3,701
    Total long-term debt               $5,191         $9,922
=================================================================
_________________________________________________________________

     In 1994, the Company and Fleet entered into a loan and security agreement (the "Loan Agreement") which was amended on March 13, 1996 to provide additional lending for acquisitions that were made during that period. The Loan Agreement provided the Company with a $10.0 million acquisition loan (the "Acquisition Loan"), a $3.5 million equipment loan (the "Equipment Loan"), and a $12.5 million revolving credit loan facility (the "Revolver").

     (1) On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used to acquire Aurora and Key Voice Technologies ("KVT"). The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001. In January 1998, the Company paid an additional $1,773,000 against the Acquisition Loan along with the required monthly payments of $426,000. Based on the present monthly principal payment the loan balance should be paid in full by March 2000.

     (2) A portion of the monies loaned to the Company under the Equipment Loan I, was payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     (3) On February 5, 1997, the Company borrowed an additional $1.9 million under the Equipment Loan ("Equipment Loan II") which was used to purchase surface mount technology ("SMT") equipment to further expand the Company's SMT line capacity. Equipment Loan II was payable in equal monthly principal installments of $31,667, with the balance due on February 1, 2001.

     In January 1998, the Company paid the remaining balances of both Equipment Loan I and II of $1,786,000.

     (4) Availability under the Revolver of up to $12.5 million is based on eligible accounts receivable and inventory, less funds already borrowed. On June 28, 1996, the Company and Fleet amended the Loan Agreement to adjust availability under the Revolver by establishing a special availability reserve of $4.0 million. On March 13, 1998, the Company and Fleet amended the Loan Agreement to eliminate the reserve requirement.

     Loans made pursuant to the Loan Agreement bear interest rates at either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on the Company's debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% under or above Fleet's prime rate and from plus 1.50% to 2.50% above LIBOR. As of March 29, 1998, Fleet's prime interest rate was 8.50% and the LIBOR rate was 5.68% with approximately 66% of the loans based on LIBOR. As of March 29, 1998, the Company's borrowing rate for loans based on the prime and LIBOR rates was 8.00% and 7.18%, respectively. For December 31, 1997, the Company's borrowing rate for loans based on the prime and LIBOR rates were 9.00% and 8.47%, respectively, with approximately 96% of the loans based on LIBOR.

     (5) The Company's promissory note (the "Promissory Note"), which was issued in connection with the purchase of KVT, carries an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest payments with the balance due on March 20, 2001. As of March 29, 1998 and December 31, 1997, the interest rate on the Promissory Note was 8.50%.

     (6) Other debt consists of a mortgage acquired in conjunction with the acquisition of KVT and another mortgage entered into by KVT in order to acquire an adjacent building for expansion. The mortgages require monthly payments of $2,817 and $2,869, including interest at fixed rates of 8.75% and 9.125%, respectively. Final payments are due on August 1, 2005 and June 27, 2007, respectively.

     (7) Capital leases are with various financing entities and are payable based on the terms of each individual lease.

     Scheduled maturities of current and long-term debt for the
Fleet Notes (as defined in the Loan Agreement), the Promissory
Note, and other debt (excluding the Revolver and leasing agreements of $1,256,000) are as follows:
_____________________________________________________________________
                                                      Principal
In thousands                         Fiscal Years    Installments
_____________________________________________________________________
  Notes payable                         1998   *        $1,290
                                        1999             3,121
                                        2000             1,775
                                        2001             1,418
                                        2002                19
                                        2003                21
                                        Beyond 2003        513
    Total                                               $8,157
=====================================================================
  * The remaining aggregate for 1998.
_____________________________________________________________________

Debt Covenants

     The Company's indebtedness to Fleet is secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the Loan Agreement with Fleet also contains certain financial covenants that relate to specified levels of consolidated tangible net worth, profitability, and other financial ratios. The Loan Agreement also contains certain limits on additional borrowings.

    On March 27, 1997 and March 13, 1998, the Company and Fleet amended the Loan Agreement to modify and eliminate certain covenants. As of March 29, 1998, the Company is in compliance with all the covenants and terms of the Loan Agreement.

Note F:  EARNINGS PER SHARE______________________________________

     For the three months ended March 29, 1998 and March 30, 1997, earnings per common share ("EPS") were computed for both basic and diluted EPS to conform to Statement of Financial Accounting
Standards ("SFAS") No. 128. Basic EPS for the three months presented were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares. For the three months ending March 29, 1998 and March 30, 1997, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options.


Note G:  INCOME TAXES______________________________________________________

     The components of the income tax expense (benefit) based on the liability method for the three months are as follows:
_________________________________________________________________
                                     March 29,        March 30,
In thousands                          1998             1997
_________________________________________________________________
  Current -  Federal                   $35              $50
             State                      59               58
  Deferred - Federal                  (322)            (214)
             State                      (8)              (5)
     Total benefit                   ($236)           ($111)
=================================================================
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the three months are summarized as follows:

_____________________________________________________________________
                                          March 29,     March 30,
In thousands                                1998          1997
_____________________________________________________________________
  Federal tax at statutory
    rate (35% in 1998 and 1997)             $561          $196
  State income taxes (net of federal
    tax benefit)                              38            38
  Nondeductible charges                       33            96
  Alternative minimum tax                     52            17
  Utilization of operating loss carryover   (590)         (239)
  Adjustment of valuation allowance         (330)         (219)
    Income tax benefit                     ($236)        ($111)
=====================================================================
_____________________________________________________________________

     Net deferred tax assets of $5.8 million and $5.5 million have been recognized in the accompanying Consolidated Balance Sheets at March 29, 1998 and December 31, 1997, respectively. The components of the net deferred tax assets are as follows:
_____________________________________________________________________
                                          March 29,     Dec. 31,
In thousands                               1998          1997
_____________________________________________________________________

  Total deferred tax assets              $24,404       $25,201
  Total valuation allowance              (16,228)      (17,037)
     Total deferred tax asset - net        8,176         8,164
  Total deferred tax liabilities          (2,388)       (2,705)
     Total net deferred tax asset         $5,788        $5,459
=====================================================================
_____________________________________________________________________

     The valuation allowance decreased by $809,000 during the three month period ended March 29, 1998. This reduction was primarily related to the re-evaluation of the future utilization of deferred tax assets of $330,000, and the utilization of deferred tax assets and liabilities and operating loss carryforwards of $479,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Based on a continual evaluation of the realization of the deferred tax assets, the valuation allowance was reduced and a net tax benefit of $330,000 was recognized in the first quarter ended March 29, 1998. Management believes that it is more likely than not that the Company will realize these tax benefits. However, the tax benefits could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.


     The Company has net operating loss carryforwards ("NOLs") and tax credit carryovers of approximately $53.5 million and $2.9 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2007.

     Based on the Company's interpretation of Section 382 of the Internal Revenue Code, the determination of the valuation allowance was calculated assuming a 50% ownership change, which could limit the utilization of the tax net operating loss and tax credit carryforwards in future periods starting at the time of the change. An ownership change could occur if changes in the Company's stock ownership exceeds 50% of the value of the Company's stock during a three year look back period.

____________________________________________________________________________

                COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 1998 reporting basis (see Note A to the Consolidated Financial Statements).

     The Company is a Delaware corporation based in Charlottesville, Virginia. The Company was originally incorporated in Oregon in 1977 and was reincor-porated in Delaware in 1982. The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol "CMDL."


Results of Operations

  Revenue and Earnings

First Quarter 1998 vs. 1997

     The Company's performance improved significantly for the first quarter of 1998 when compared with the same period in 1997. The Company continues to show growth in sales as well as improvement in net income as a percent of sales when compared to previous quarters. Income before income taxes for the first quarter of 1998 increased to $1.6 million as compared with $560,000 for the comparable period in 1997.


     Net sales increased by 9% for the first quarter of 1998 to $29.3 million, compared with $26.8 million in the first quarter of 1997. Digital, DXP, and CTI product sales increased substantially but were offset slightly with a drop in sales of analog, proprietary and specialty terminals, and custom manufacturing products.

     The following table presents certain relevant net sales information concerning the Company's principal product lines for the first three months of 1998 and 1997.

_________________________________________________________________________
                                             March 29,     March 30,
In thousands                                   1998          1997
_________________________________________________________________________

Sales
  Business Systems
    Digital                                  $13,020       $10,591
    CTI                                        8,091         7,285
    DXP                                        5,686         4,753
    Analog                                     2,074         3,171
      Sub-total                               28,871        25,800

    Proprietary and Specialty Terminals          666         1,182
    Custom Manufacturing                          85           175
      Gross Sales                             29,622        27,157
    Sales discount and allowances                341           323
      Net Sales                              $29,281       $26,834

___________________________________________________________________________

     Gross profit increased by 8% for the first quarter of 1998 to $11.9 million, compared with $11.0 million in the first quarter of 1997 with both quarters at 41% of sales. This increase was primarily attributable to higher sales of digital, DXP, and CTI products which have higher product margins.

     Selling, general and administrative expenses increased by 6%for the first quarter of 1998 to $7.6 million, compared with $7.2 million in the first quarter of 1997. This increase was primarily attributable to the increase in sales personnel to support the growth of national accounts and higher promotional allowance costs associated with increased sales through Preferred Dealers.

     Interest expense decreased by 36% for the first quarter of 1998 to $275,000, compared with $427,000 in the first quarter of 1997. This decrease is due to lower average debt levels with Fleet Capital Corporation ("Fleet"). In January 1998, the Company paid an additional $3.5 million against its debt with Fleet (see Note E to the Consolidated Financial Statements).

     Income tax benefit increased in the first quarter of 1998 to ($236,000) compared with ($111,000) for the first quarter of 1997. This increase is primarily due to the higher tax benefit recognized in 1998 of ($330,000) compared with ($219,000) in 1997.

Liquidity

    Company is indebted to Fleet which holds substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994. Under the Loan Agreement, Fleet provided the Company with a $10.0 million acquisition loan (the "Acquisition Loan"), $3.5 million equipment loan (the "Equipment Loan"), and $12.5 million revolving credit loan facility (the "Revolver"). For more detailed information concerning the Company's debt refer to Note E to the Consolidated Financial Statements.

     The Acquisition Loan is payablle in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

     In January 1998, the Company paid Equipment Loans I and II in full in the amount of $1,786,000. Together, the Equipment Loans had equal monthly principal installments of $58,667.

     At the Company's option, the Acquisition Loan, Equipment Loans, and Revolver bear interest at rates based on either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR"). The interest rates can be adjusted annually based on the Company's debt to earnings ratio which will vary the rates from minus 0.50% to plus 0.50% of the Fleet's prime rate and from plus 1.50% to 2.50% above LIBOR. As of March 29, 1998 and December 31, 1997, the prime interest rate was 8.50%. The LIBOR rate as of March 28, 1998, was 5.68% with approximately 66% of the loans based on LIBOR. The LIBOR rate as of December 31, 1997, was 5.97% with approximately 96% of the loans based on LIBOR. As of March 29, 1998, the Company's borrowing rate for prime was 8.00%, and the LIBOR borrowing rate was 7.18%.

     Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet is secured by liens on substantially all of the Company's assets and the Loan Agreement contains certain financial covenants. From time to time, the Company and Fleet have amended both covenants and terms of the Loan Agreement. The Company is currently in compliance with all the covenants and terms of the amended Loan Agreement.

    The Company's Promissory Note of $7.0 million, which was issued in connection with the purchase of KVT, carries an interest rate based on prime. The Promissory Note is paid annually in the amount of $1.4 million over five years with the final payment due on March 20, 2001.

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

    The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated:
____________________________________________________________________________
                                     March 29,           Dec. 31,
In thousands                          1998                1997
____________________________________________________________________________
Cash and cash equivalents             $461              $5,673
Current maturities on debt           4,222               3,701
Working capital                     14,408              16,676
____________________________________________________________________________

     All operating cash requirements are currently being funded through the Revolver. Cash decreased primarily due to the additional payment made of $3.5 million against the Company's debt. Current maturities on debt increased primarily due to the increase in the Revolver of $1,193,000 which was slightly offset by the repayment of the Equipment Loans in January 1998 when compared to December 31, 1997. Working capital decreased by $2.3 million primarily due to the decrease in cash which was a direct result of the additional debt reduction.

     Accounts receivable increased at the end of the first quarter of 1998 by 30% or $3.4 million, compared with December 31, 1997.
This increase was primarily due to increased sales and the timing of shipments in the first quarter of 1998.

     Goodwill decreased at the end of the first quarter of 1998 by 5% or $663,000, compared with December 31, 1997. This decrease is due to the amortization of goodwill.

     Other promotional allowances decreased at the end of the first quarter of 1998 by 32% or $606,000, compared with December 31, 1997. This decrease is due primarily to the payment of volume discounts by the Company for 1997.

     During the three months ending March 29, 1998 and March 30,
1997, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

     Capital additions in the first three months of 1998 and for the comparable period of 1997 were $366,000 and $278,000, respectively. The Company anticipates spending approximately $5.0 million on capital additions for fiscal year 1998, which includes equipment for manufacturing and advanced technology.

    Cash expenditures for capital additions for the first three months of 1998 and for the comparable period of 1997 were $911,000 and $813,000, respectively. Capital expenditures for 1998 and 1997 were provided by funds from operations and borrowings from Fleet. The Company plans to fund all future capital additions through funds from operations, working capital from Fleet, and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

     The Company has a commitment from Crestar Bank for the issuance of letters of credit in an aggregate amount not to exceed $500,000 at any one time. At March 29, 1998, the amount of available commitments under the letter of credit facility with Crestar Bank was $274,000.

Other Financial Information

     In early 1997, the Company established a team of people, to evaluate whether, and to what extent, the Year 2000 issue would impact the Company's business. The Year 2000 Team identified which of the Company's products, devices, and computerized systems contain embedded microprocessors that require remediation or replacement because of potential Year 2000 problems. The Year 2000 Team concluded that nearly all of the Company's products are already Year 2000 compliant and those which are not will be compliant by 1999 or before. On an ongoing basis, the Company has been replacing existing in-house systems to improve efficiency and to address the Year 2000 issue. Such replacements are projected to be complete in the second half of 1998. The Company does not expect to make any material expenditures solely to address Year
2000 issues.

     Management believes that the Company is properly addressing the Year 2000 issue in order to mitigate any adverse operational or financial impacts. Furthermore, the Company has implemented a requirement that its suppliers certify that all products and supplier's purchased products provided to the Company will not be adversely affected by the Year 2000 issues. Also, all services provided to the Company by suppliers will not be affected or hindered in anyway. Absent such certification or corrective action, the Company will go to alternative vendors.

      In February 1997, Financial Accounting Standards Board ("FASB") issued of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The new standard requires dual presentation of both basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconcilia-tion of both basic and diluted EPS calculations. This statement was effective for financial statements for both interim and annual periods ending after December 15, 1997.

     In June 1997, FASB issued SFAS No. 130, "Reporting
Comprehensive Income." The new standard requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. This statement will be effective for the Company's 1998 fiscal year. This standard will not have an impact on the Company's disclosures.

     In February 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The new standard requires presentation disclosures about reportable operating segments of the Company. This statement will be effective for the Company's 1998 fiscal year. This new requirement is being discussed by management to determine how best to meet this new disclosure requirement.

     In April 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new standard revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. This statement will be effective for the Company's 1998 fiscal year.

 "Safe Harbor" Statement Under The Private Securities Litigation
Reform Act Of 1995

     The Company's Form 10-Q may contain forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.


                COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a vote by Security Holders

(a) On April 28, 1998, the Company held its annual meeting of shareholders in the Customer Conference Center within its own facility located at 1180 Seminole Trail, Charlottesville, Virginia 22901. The following matters were voted upon:

       1. The following directors were elected to serve one to three year terms: Robert P. Collins, Barbara P.
          Dreyer, William G. Mustain, and John W. Rosenblum.

          Directors whose term of office continued after the meeting: A. M. Gleason, Michael C. Henderson, and
          Dianne C. Walker.


       2. The firm of Deloitte & Touche LLP was approved as the independent public auditors of the Company.

      Shares of Common Stock were voted as follows:

      Item 1: (Election of Board of Directors)

                          Total Vote For   Total Vote Withheld
      Robert P. Collins      7,990,751             589,099
      Barbara P. Dreyer      7,994,754             589,099
      William G. Mustain     7,991,344             589,099
      John W. Rosenblum      7,990,060             589,099

      Item 2: (Selection of Independent Auditors)
      For -                  7,832,915
      Against -                 42,720
      Abstain -                167,529

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)

    3.  Exhibits Included herein:

     (10) Material Contracts:

      10.1 Amendment No. 5 to the Loan and Security Agreement dated March 15, 1998 among the Registrant and Fleet
           Capital Corporation.

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

                                        Comdial Corporation
                                        (Registrant)

Date:  May 11, 1998                 By: /s/ Christian L. Becken
                                        Christian L. Becken
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Secretary