Form 10-Q
period 1998-06-28
COMDIAL CORP
filed 1998-08-10
CIK 230131

United States
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                      FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 28, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,814,634 common shares as of June 28, 1998.



                    COMDIAL CORPORATION AND SUBSIDIARIES

                                    INDEX
                                                             PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           June 28, 1998 and December 31, 1997               3

           Consolidated Statements of Operations
           for the Three and Six Months ended
           June 28, 1998 and June 29, 1997                   4

           Consolidated Statements of Cash Flows
           for the Six Months ended
           June 28, 1998 and June 29, 1997                   5

           Notes to Consolidated Financial Statements        6-11


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    12-18



PART II - OTHER INFORMATION

  ITEM 6:  Exhibits and Reports on Form 8-K                 19


                       COMDIAL CORPORATION AND SUBSIDIARIES


PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)


                                                       June 28,  Dec. 31,
In thousands except par value                            1998     1997 *

Assets
  Current assets
    Cash and cash equivalents                             $336    $5,673
    Accounts receivable - net                           16,581    11,278
    Inventories                                         17,279    18,487
    Prepaid expenses and other current assets            1,942     1,669
      Total current assets                              36,138    37,107


  Property - net                                        16,353    16,334
  Goodwill                                              12,294    13,142
  Deferred tax asset - net                               8,247     8,164
  Other assets                                           5,697     4,517
    Total assets                                       $78,729   $79,264

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                                    $7,934    $9,229
    Accrued payroll and related expenses                 3,312     2,659
    Accrued promotional allowances                       1,632     1,915
    Other accrued liabilities                            2,342     2,927
    Current maturities of debt                           5,651     3,701
      Total current liabilities                         20,871    20,431

  Long-term debt                                         4,544     9,922
  Deferred tax liability                                 2,459     2,705
  Other long-term liabilities                            1,430     1,371

  Commitments and contingent liabilities                    -         -
      Total liabilities                                 29,304    34,429

  Stockholders' equity
    Common stock ($0.01 par value) and paid-in
      capital (Authorized 30,000 shares; issued
      shares: 1998 = 8,815; 1997 = 8,697)              115,755   114,663
    Other                                               (1,238)   (1,039)
    Accumulated deficit                                (65,092)  (68,789)
      Total stockholders' equity                        49,425    44,835
      Total liabilities and stockholders' equity       $78,729   $79,264


The accompanying notes are an integral part of these financial statements.


                   COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)
                                         Three Months Ended  Six Months Ended

                                         June 28,  June 29,  June 28,  June 29,
In thousands except per share amounts      1998      1997      1998      1997
Net sales                                $31,317   $29,400   $60,598   $56,234
Cost of goods sold                        19,101    17,628    36,495    33,424
    Gross profit                          12,216    11,772    24,103    22,810
Operating expenses
  Selling, general & administrative        7,545     7,445    15,160    14,643
  Engineering, research & development      1,493     1,683     3,044     3,286
    Operating income                       3,178     2,644     5,899     4,881
Other expense
  Interest expense                           273       449       548       876
  Goodwill amortization expense              683       859     1,346     1,896
  Miscellaneous expenses - net                14        90       194       303
Income before income taxes                 2,208      1,246    3,811     1,806
Income tax expense (benefit)                 350        104      114        (7)
    Net income applicable to common stock $1,858     $1,142   $3,697    $1,813

Earnings per common share and common equivalent share:
  Basic                                    $0.21      $0.13    $0.42     $0.21
  Diluted                                  $0.20      $0.13    $0.41     $0.21

Weighted average common shares outstanding:
  Basic                                    8,810      8,656    8,762     8,620
  Diluted                                  9,125      8,784    9,037     8,685

The accompanying notes are an integral part of these financial statements.



                       COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
                                                         Six Months Ended
                                                       June 28,     June 29,
In thousands                                             1998         1997
Cash flows from operating activities:
  Cash received from customers                         $58,147      $56,014
  Other cash received                                      493          506
  Interest received                                         28            4
  Cash paid to suppliers and employees                 (57,831)     (53,510)
  Interest paid on debt                                   (772)      (1,072)
  Interest paid under capital lease obligations            (13)          (8)
  Income taxes paid                                       (426)        (202)
  Net cash provided by (used in) operating activities     (374)       1,732

Cash flows from investing activities:
  Acquisition costs for KVT and Aurora                      (4)          (1)
  Proceeds received for the sale of FastCall               178            -
  Proceeds from the sale of equipment                      100            -
  Capital expenditures                                  (2,057)      (2,718)
    Net cash used in investing activities               (1,783)      (2,719)

Cash flows from financing activities:
  Proceeds from borrowings                                   -        1,900
  Net borrowings under revolver agreement                2,500        1,523
  Proceeds from issuance of common stock                   248            4
  Principal payments on debt                            (5,893)      (2,482)
  Principal payments under capital lease obligations       (35)         (53)
    Net cash provided by (used in) financing activities (3,180)         892
Net decrease in cash and cash equivalents               (5,337)         (95)
Cash and cash equivalents at beginning of year           5,673          180
Cash and cash equivalents at end of period                $336          $85

Reconciliation of net income to net cash provided by (used in)
  operating activities:
Net income                                              $3,697       $1,813
  Depreciation and amortization                          3,734        4,433
  Increase in accounts receivable                       (5,303)      (2,313)
  Inventory provision                                    1,293        2,079
  Increase in inventory                                    (85)      (2,382)
  Increase in other assets                              (2,578)      (1,069)
  Increase in deferred tax asset                          (330)        (220)
  Increase (decrease) in accounts payable               (1,295)          20
  Decrease in other liabilities                           (156)        (726)
  Increase in paid-in capital and other equity             649           97
    Total adjustments                                   (4,071)         (81)
Net cash provided by (used in) operating activities      ($374)      $1,732

The accompanying notes are an integral part of these financial statements.



                   COMDIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 28, 1998 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

The financial information included as of June 28, 1998, and for the three and six months ended June 28, 1998 and June 29, 1997 is unaudited. The financial information reflects all normal recurring adjustments, except for Statement of Financial Accounting Standards ("SFAS") No. 109 adjustments, which are, in the opinion of management, necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation (the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1997. The consolidated financial statements for 1998 contained herein should be read in conjunction with the 1997 financial statements, including notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the six months ended June 28, 1998, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses.
GAAP also requires disclosure of contingent assets and liabilities as of June 28, 1998. Actual results may differ from those estimates.

Cash and cash equivalents are defined as short-term liquid investments that are readily convertible into cash with maturities, when purchased, of less than 90 days. Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily.
Bank overdrafts of $2.0 million and $1.9 million are included in accounts payable at June 28, 1998 and December 31, 1997, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The Company considers the outstanding checks to be a bank overdraft. The Company reports revolving credit facility activity on a net basis in the Consolidated Statements of Cash Flows.



Note C:  INVENTORIES_____________________________________________

Inventories consist of the following:
_________________________________________________________________
                                       June 28,       Dec. 31,
In thousands                             1998           1997

  Finished goods                        $7,958         $6,336
  Work-in-process                        3,067          4,101
  Materials and supplies                 6,254          8,050
     Total                             $17,279        $18,487
_________________________________________________________________

Note D:  BORROWINGS______________________________________________

Since February 1, 1994, Fleet Capital Corporation ("Fleet") has held substantially all of the Company's indebtedness.

Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
                                       June 28,       Dec. 31,
In thousands                             1998           1997

  Loans payable to Fleet
    Acquisition loan (1)               $2,843         $5,543
    Equipment loan I (2)                   -             139
    Equipment loan II (3)                  -           1,647
    Revolving credit (4)                2,500             -
  Promissory note (5)                   4,200          5,600
  Other debt (6)                          610            617
  Capitalized leases (7)               ____42         ____77
Total debt                             10,195         13,623
  Less current maturities on debt       5,651          3,701
    Total long-term debt               $4,544         $9,922
_________________________________________________________________

 In 1994, the Company and Fleet entered into a loan and security agreement (the "Loan Agreement") which has been amended from time to time. The Loan Agreement provides the Company with a $10.0 million acquisition loan (the "Acquisition Loan"), a $3.5 million equipment loan (the "Equipment Loan"), and a $12.5 million revolving credit loan facility (the "Revolver").

     (1) On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used to acquire Aurora Systems, Inc. ("Aurora") and Key Voice Technologies ("KVT"). The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001. In 1998, the Company has paid an additional $1.8 million against the Acquisition Loan along with the required monthly payments. Based on the present monthly principal payment; the loan balance should be paid in full by February 2000. The original final payment was scheduled for February 2001.

     (2) Equipment Loan I was payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     (3) Equipment Loan II was payable in equal monthly principal installments of $31,667, with the balance due on February 1, 2001.

     In January 1998, the Company paid the remaining balances of both Equipment Loan I and II of $1,786,000.

     (4) Availability under the Revolver of up to $12.5 million is based on eligible accounts receivable and inventory, less funds already borrowed.

     Loans made pursuant to the Loan Agreement bear interest rates at either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR") at the Company's option. The interest rates can be adjusted annually based on the Company's debt to earnings ratio, which allow the rates to vary from minus 0.50% to plus 0.50% under or above Fleet's prime rate and from plus 1.50% to 2.50% above LIBOR. As of June 28, 1998, Fleet's prime interest rate was 8.50% and LIBOR rates were 5.65% and 5.66% with approximately 94% of the loans based on LIBOR. As of June 28, 1998, the Company's borrowing rate for loans based on prime was 8.00% and the LIBOR rates were approximately 7.15% and 7.16%, respectively. For December 31, 1997, the Company's borrowing rate for loans based on the prime and LIBOR rates were 9.00% and 8.47%, respectively, with approximately 96% of the loans based on LIBOR.

     (5) The Company's promissory note (the "Promissory Note"), which was issued in connection with the purchase of KVT, carries an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest payments with the balance due on March 20, 2001. As of June 28, 1998 and December 31, 1997, the interest rate on the Promissory Note was 8.50%.

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

     Scheduled maturities of current and long-term debt for the Fleet Notes (as defined in the Loan Agreement), the Promissory
Note, and other debt (excluding the Revolver and leasing agreements of $2,542,000) are as follows:

_________________________________________________________________
        Principal
In thousands    Fiscal Years    Installments______

        Notes payable   1998          *  $863
                        1999            3,121
                        2000            1,700
                        2001            1,418
                        2002               19
                        2003               21
                        Beyond 2003       511
                          Total        $7,653

  * The remaining aggregate for 1998.
_________________________________________________________________

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

On March 13, 1998 and June 24, 1998, the Company and Fleet amended the Loan Agreement to modify and eliminate certain covenants. As of June 28, 1998, the Company is in compliance with all the covenants and terms of the Loan Agreement.

Note E:  EARNINGS PER SHARE______________________________________

For the three and six months ending June 28, 1998 and June 29, 1997, earnings per common share ("EPS") were computed for both basic and diluted EPS to conform to Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS for the three and six months presented were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares. For the three and six months ending June 28, 1998 and June 29, 1997, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options.

Note F:  INCOME TAXES____________________________________________

The components of the income tax expense (benefit) based on the liability method for the six months are as follows:

_________________________________________________________________
                                    June 28,         June 29,
In thousands                          1998             1997

  Current -  Federal                  $245             $100
             State                     199              112
  Deferred - Federal                  (322)            (214)
             State                      (8)              (5)
     Income tax expense (benefit)     $114              ($7)
_________________________________________________________________

The income tax provision reconciled to the tax computed at statutory rates for the six months are summarized as follows:

_________________________________________________________________
                                          June 28,      June 29,
In thousands                                1998          1997

  Federal tax at statutory
  rate (35% in 1998 and 1997)             $1,334          $632
  State income taxes (net of federal
    tax benefit)                             129            73
  Nondeductible charges                       66           193
  Alternative minimum tax                    164            56
  Utilization of operating loss carryover (1,249)         (742)
  Adjustment of valuation allowance         (330)         (219)
    Income tax expense (benefit)            $114           ($7)
_________________________________________________________________

Net deferred tax assets of $5.8 million and $5.5 million have been recognized in the accompanying Consolidated Balance Sheets at June 28, 1998 and December 31, 1997, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
                                          June 28,      Dec. 31,
In thousands                                1998          1997

  Total deferred tax assets              $21,229       $25,201
  Total valuation allowance              (12,982)      (17,037)
     Total deferred tax asset - net        8,247         8,164
  Total deferred tax liabilities          (2,459)       (2,705)
     Total net deferred tax asset         $5,788        $5,459
_________________________________________________________________

The valuation allowance decreased by $4.1 million during the six month period ended June 28, 1998. This reduction was primarily related to the re-evaluation of the future utilization of deferred tax assets of $330,000, and the utilization of deferred tax assets and liabilities and net operating loss carryforwards ("NOLs") of $3.7 million. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets.
Based on a continual evaluation of the realization of the deferred tax assets, the valuation allowance was reduced and a net tax benefit of $330,000 was recognized in the first quarter ended March 29, 1998. Management believes that it is more likely than not that the Company will realize these tax benefits. However, the tax benefits could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

The Company has NOLs and tax credit carryovers of approximately
$43.6 million and $2.9 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

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

Note G:  SUBSEQUENT EVENT _________________________________________

On July 14, 1998, the Company acquired the internet telephony gateway product VOIP.gate.com and the related assets and business of Array Telecom Inc. ("ATI") and Array Systems Computing Inc. ("ASCI"). The purchase price was approximately $5.9 million. The funds used for the acquisition came from cash generated by operations and the Revolving Credit Facility. Comdial expects to take a one-time charge against earnings of approximately $4.7 million for the portion of the purchase price that relates to in-process research and development. The Company also expects interest expense to increase slightly when compared to previous quarters in 1998.

The principle asset purchased was the intellectual property associated with VOIPgate.com software, an internet protocol ("IP") based telephony software platform. The Company also entered into a Technical Service Agreement with ASCI to continue ongoing product development programs for approximately nine months.


                     COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 1998 reporting basis (see Note A to the Consolidated Financial Statements).

The Company is a Delaware corporation based in Charlottesville, Virginia. The Company was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982. The Company's Common Stock is traded over-the-counter and is quoted on the National Association of Security Dealers Automated Quotation National Market System ("Nasdaq National Market") under the symbol "CMDL."


Results of Operations

  Revenue and Earnings

Second Quarter 1998 vs. 1997

The Company's net income increased by 63% for the second quarter of 1998 to $1.9 million when compared with $1.1 million for the same period in 1997. Income before income taxes for the second quarter of 1998 increased by 77% to $2.2 million as compared with $1.2 million for the comparable period in 1997.

Net sales increased by 7% for the second quarter of 1998 to $31.3 million, compared with $29.4 million in the second quarter of 1997. Digital, Digital Expandable ("DXP"), and computer-telephony integration ("CTI") product sales increased, but were offset slightly with a drop in sales of analog, proprietary and specialty terminals, and custom manufactured products.

Gross profit increased by 4% for the second quarter of 1998 to $12.2 million, compared with $11.8 million in the second quarter of 1997. Gross profit as a percentage of sales dropped slightly from 40% in 1997 to 39% for 1998.

Engineering, research and development expenses decreased by 11%
for the second quarter of 1998 to $1.5 million, compared with $1.7 million in the second quarter of 1997. This decrease was primarily attributable to the decrease in engineering personnel at Aurora Systems, Inc. ("Aurora"), a subsidiary of the Company.
Interest expense decreased by 39% for the second quarter of 1998 to $273,000, compared with $449,000 in the second quarter of 1997. This decrease is due to lower average debt levels with Fleet Capital Corporation ("Fleet"). In first quarter of 1998, the Company paid an additional $3.5 million against its debt with Fleet (see Note D to the Consolidated Financial Statements).

Goodwill amortization expense decreased for the second quarter of 1998 by 20% to $683,000, compared with $859,000 for the second quarter of 1997. This decrease is due to the full amortization of certain goodwill costs associated with the Aurora acquisition.

Income tax expense increased in the second quarter of 1998 to $350,000 compared with $104,000 for the second quarter of 1997. This increase is primarily due to tax planning by the Company maximizing the utilization of net operating losses ("NOLs") by deferring tax deductible expenses into future periods.

Six Months of 1998 vs. 1997

The Company's net income increased by 104% for the first six months of 1998 to $3.7 million when compared with $1.8 million for the same period in 1997. Income before income taxes for the first half of 1998 increased by 111% to $3.8 million as compared with $1.8 million for the same period in 1997.

Net sales increased by 8% for the first six months of 1998 to $60.6 million, compared with $56.2 million for the same period of 1997. Digital, DXP, and CTI product sales increased substantially but were offset slightly with a drop in sales of analog, proprietary and specialty terminals, and custom manufactured products.

The following table presents certain relevant net sales information concerning the Company's principal product lines for the first six months of 1998 and 1997.

_____________________________________________________________________
                                           June 28,     June 29,
In thousands                                1998          1997

  Sales
Business Systems
  Digital                                 $26,587       $22,712
  CTI                                      16,535        15,303
  DXP                                      12,050        10,152
  Analog                                    4,254         6,032
    Sub-total                              59,426        54,199
Proprietary and Specialty Terminals         1,651         2,279
Custom Manufacturing                          133           404
    Gross Sales                            61,210        56,882
Sales discount and allowances                 612           648
    Net Sales                             $60,598       $56,234
____________________________________________________________________

Gross profit increased by 6% for the first six months of 1998 to $24.1 million, compared with $22.8 million for the same period of 1997. Gross profit as a percentage of sales decreased from 41% in 1997 to 40% in 1998. This slight decrease is primarily due to the Company's efforts to reduce inventory.

Selling, general and administrative expenses increased by 4% for the first six months of 1998 to $15.2 million, compared with $14.6 million for the same period of 1997. This increase was primarily attributable to the increase in sales personnel to support the growth of sales in service application environments and national accounts, and to further improve customer training and support.

Engineering, research and development expenses decreased by 7% for the first six months of 1998 to $3.0 million, compared with $3.3 million for the same period of 1997. This decrease was primarily attributable to the decrease in engineering personnel at Aurora.

Interest expense decreased by 37% for the first six months of 1998 to $548,000, compared with $876,000 for the same period of 1997. This decrease is due to lower average debt levels with Fleet.

Goodwill amortization expense decreased for the first six months of 1998 by 29% to $1.3 million, compared with $1.9 million for the same period of 1997. This decrease is due to the full amortization of certain goodwill costs in prior periods associated with the Aurora acquisition.

Income tax expense (benefit) increased in the first six months of 1998 to $114,000 compared with a net benefit of ($7,000) for the same period of 1997. This increase is primarily due to tax planning by the Company maximizing the utilization of NOLs by deferring tax deductible expenses into future periods.

Liquidity

Fleet holds substantially all of the Company's indebtedness.
The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994, which has been amended from time to time. Under the Loan Agreement, Fleet provided a $10.0 million acquisition loan (the "Acquisition Loan"), $3.5 million equipment loan (the "Equipment Loan"), and $12.5 million revolving credit loan facility (the "Revolver"). For more detailed information concerning the Company's debt refer to Note D to the Consolidated Financial Statements.

The Acquisition Loan is payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

In January 1998, the Company paid Equipment Loans I and II in full in the amount of $1,786,000.

At the Company's option, the Acquisition Loan, Equipment Loans, and Revolver bear interest at rates based on either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR"). The interest rates can be adjusted annually based on the Company's debt to earnings ratio which will allow the rates to vary from minus 0.50% to plus 0.50% of Fleet's prime rate and from plus 1.50% to 2.50% above LIBOR. As of June 28, 1998 and December 31, 1997, the prime interest rate was 8.50%. The LIBOR rates as of June 28, 1998, were 5.65% and 5.66% with approximately 94% of the loans based on LIBOR. The LIBOR rate as of December 31, 1997, was 5.97% with approximately 96% of the loans based on LIBOR. As of June 28, 1998, the Company's borrowing rate for prime was 8.00%, and the LIBOR borrowing rates were 7.15% and 7.16%.

Availability under the Revolver is based on eligible accounts receivable and inventory, less funds already borrowed.

The Company's indebtedness to Fleet is secured by liens on substantially all of the Company's assets. The Loan Agreement contains certain financial covenant. The Company is currently in compliance with all the covenants and terms of the amended Loan
Agreement.

The Company's Promissory Note of $7.0 million, which was issued in connection with the purchase of Key Voice Technologies ("KVT"), a subsidiary of the Company, carries an interest rate based on prime. The Promissory Note is paid annually in the principal amount of $1.4 million plus unpaid interest with the final payment due on March 20, 2001.

Capital leases are with various financing facilities which are payable based on the terms of each individual lease. Other debt consists of two mortgages pertaining to KVT. The two mortgages have monthly payments of $2,817 and $2,869, which includes interest at 8.75% and 9.13%, respectively. The final payments are due on August 01, 2005 and June 27, 2007, respectively.

The following table sets forth the Company's cash and cash
equivalents, current maturities on debt and working capital at the dates indicated.
_____________________________________________________________________
                                  June 28,           Dec. 31,
In thousands                       1998                1997

  Cash and cash equivalents         $336              $5,673
  Current maturities on debt       5,651               3,701
  Working capital                 15,267              16,676
_________________________________________________________________

All operating cash requirements are currently being funded through the Revolver. Cash decreased primarily due to the additional payment made in January 1998 of $3.5 million against the Company's debt to Fleet. Current maturities on debt increased primarily due to the increase in the Revolver of $2.5 million, which was slightly offset by the repayment of amounts outstanding under the Equipment Loans in January 1998 when compared to December 31, 1997. Working capital decreased by $1.4 million primarily due to the decrease in cash which was a direct result of the additional debt reduction.

Accounts receivable increased at the end of the second quarter of 1998 by 47% or $5.3 million, compared with December 31, 1997.
This increase was primarily due to increased sales and the timing of related shipments.

Other assets, increased at the end of the second quarter of 1998 by 26% or 1.2 million, compared with December 31, 1997. This increase is primarily attributable to the continued software development costs associated with new products as well as feature improvements for existing products.

Accrued payroll and related expenses increased at the end of the second quarter of 1998 by 25% or $653,000, compared with December 31, 1997. This increase is primarily attributable to a higher payroll accrual, which due primarily to the timing of the bi-weekly payroll.

Other promotional allowances decreased at the end of the second quarter of 1998 by 15% or $283,000, compared with December 31, 1997. This decrease is due primarily to the payment of volume discounts by the Company for 1997.

During the six month periods ended June 28, 1998 and June 29, 1997, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

Capital additions in the first six months of 1998 and for the comparable period of 1997 were $1.5 million and $2.7 million, respectively. The Company anticipates spending approximately $5.0 million on capital additions for fiscal year 1998, which includes equipment for manufacturing and advanced technology.

Cash expenditures for capital additions for the first six months of 1998 and for the comparable period of 1997 were $2.1 million and $2.7 million, respectively. Capital expenditures for 1998 and 1997 were provided by funds from operations and borrowings from Fleet. The Company plans to fund all future capital additions through funds from operations, working capital from Fleet, and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

The Company has a commitment from Crestar Bank for the issuance of letters of credit in an aggregate amount not to exceed $500,000 at any one time. At June 28, 1998, the amount of available commitments under the letter of credit facility with Crestar Bank was $250,000.

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

Management believes that the Company is properly addressing the Year 2000 issue in order to mitigate any adverse operational or financial impacts. Furthermore, the Company has implemented a requirement that its suppliers certify that all products and supplier's purchased products provided to the Company will not be adversely affected by the Year 2000. Also, all services provided to the Company by suppliers will not be affected or hindered in anyway. Absent such certification or corrective action, the Company will use alternative vendors.

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

In February 1997, FASB issued SFAS No. 131, "Disclosures About
Segments of an Enterprise and Related Information." The new standard requires presentation disclosures about reportable operating segments of the Company. This statement will be effective for the Company's 1998 fiscal year. This new requirement is being considered by management to determine how best to meet this new disclosure requirement.

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


COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)

    3.  Exhibits Included herein:

      (10) Material Contracts:

         10.1 Amendment No. 6 to the Loan and Security Agreement dated June 24, 1998 among the Registrant and Fleet
              Capital Corporation.

         10.2 Asset Purchase Agreement dated July 14, 1998 among the Registrant and Array Telecom Inc. and Array
              Systems Computing Inc.

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

                                    Comdial Corporation
                                       (Registrant)

Date:  August 10, 1998              By: /s/ Christian L. Becken
                                    Christian L. Becken
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary