Form 10-Q
period 1998-09-27
COMDIAL CORP
filed 1998-11-10
CIK 230131

United States
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 27, 1998

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,817,722 common shares as of September 27, 1998.



              COMDIAL CORPORATION AND SUBSIDIARIES

                                                        INDEX
                                                         PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

         Consolidated Balance Sheets as of
         September 27, 1998 and December 31, 1997          3

         Consolidated Statements of Operations
         for the Three and Nine Months ended
         September 27, 1998 and September 28, 1997         4

         Consolidated Statements of Cash Flows
         for the Nine Months ended
         September 27, 1998 and September 28, 1997         5

         Notes to Consolidated Financial Statements        6-13


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  14-21



PART II - OTHER INFORMATION

  ITEM 6:  Exhibits and Reports on Form 8-K               22


               COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)

                                         Sept. 27,    Dec. 31,
In thousands except par value              1998         1997 *

Assets
  Current assets
    Cash and cash equivalents                $734      $5,673
    Accounts receivable (less allowance    16,978      11,278
      for doubtful accounts:  1998 - $74;
      1997 - $78)
    Inventories                            20,202      18,487
    Prepaid expenses and other current
      assets                                5,409       1,669
      Total current assets                 43,323      37,107

  Property - net                           17,021      16,334
  Goodwill                                 14,784      13,142
  Deferred tax asset - net                 16,439       8,164
  Other assets                              8,107       4,517
      Total assets                        $99,674     $79,264
_________________________________________________________________
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                      $10,676      $9,229
    Accrued payroll and related expenses    2,730       2,659
    Accrued promotional allowances          1,891       1,915
    Other accrued liabilities               3,291       2,927
    Current maturities of debt             11,473       3,701
      Total current liabilities            30,061      20,431

  Long-term debt                            4,111       9,922
  Deferred tax liability                    2,720       2,705
  Other long-term liabilities               1,460       1,371

  Commitments and contingent liabilities
    (see Note H)                               -           -
      Total liabilities                    38,352      34,429

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 1998 = 8,818;
      1997 = 8,697)                       115,797     114,663
    Other                                  (1,237)     (1,039)
    Accumulated deficit                   (53,238)    (68,789)
      Total stockholders' equity           61,322      44,835
      Total liabilities and stockholders'
        equity                            $99,674     $79,264

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.



                   COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts

                         Three Months Ended    Nine Months Ended
                        Sept. 27,  Sept. 28,  Sept. 27,  Sept. 28,
                          1998        1997       1998       1997

Net sales               $32,031     $31,091    $92,629    $87,325
Cost of goods sold       18,644      18,569     55,139     51,993
  Gross profit           13,387      12,522     37,490     35,332

Operating expenses
  Selling, general &
    administrative        8,582       7,210     23,742     21,853
  Engineering, research
    & development         1,878       1,782      4,922      5,068
  In-process research
    and development         529          -         529         -
  Goodwill amortization
    expense               1,678         855      3,024      2,751
    Operating income        720       2,675      5,273      5,660

Other expense
  Interest expense          321         436        869      1,312
  Miscellaneous expenses
    - net                   212         119        406        422
Income before income taxes  187       2,120      3,998      3,926
Income tax expense
  (benefit)             (11,667)        118    (11,553)       111
Net income applicable
  to common stock       $11,854      $2,002    $15,551     $3,815


Earnings per common share and common
  equivalent share:
  Basic                   $1.34       $0.23      $1.76      $0.44

  Diluted                 $1.31       $0.23      $1.71      $0.44

Weighted average common shares outstanding:
  Basic                   8,846       8,672      8,814      8,657

  Diluted                 9,069       8,756      9,073      8,722


The accompanying notes are an integral part of these financial statements.


                 COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

                                             Nine Months Ended
                                           Sept. 27,    Sept. 28,
In thousands                                 1998         1997
Cash flows from operating activities:
Cash received from customers               $90,035      $85,982
  Other cash received                        1,321          861
  Interest received                             30            5
  Cash paid to suppliers and employees     (94,237)     (80,333)
  Interest paid on debt                       (935)      (1,344)
  Interest paid under capital lease
    obligations                                (11)         (12)
  Income taxes paid                           (537)        (259)
    Net cash provided by (used in)
      operating activities                  (4,334)       4,900
Cash flows from investing activities:
  Acquisition costs for KVT and Aurora          -            (1)
  Acquisition costs for Array Telecom         (170)          -
  Proceeds received from the sale of FastCall  290           -
  Proceeds from the sale of equipment          100           18
  Capital expenditures                      (3,055)      (3,371)
    Net cash used in investing activities   (2,835)      (3,354)
Cash flows from financing activities:
  Proceeds from borrowings                      -         2,216
  Net borrowings under revolver              8,334         (479)
  Proceeds from issuance of common stock       269           18
  Principal payments on debt                (6,323)      (3,087)
  Principal payments on capital
    lease obligations                          (50)         (72)
    Net cash provided by (used in)
      financing activities                   2,230       (1,404)
Net increase (decrease) in cash
  and cash equivalents                      (4,939)         142
Cash and cash equivalents at
  beginning of year                          5,673          180
Cash and cash equivalents at end of period    $734         $322

Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                 $15,551       $3,815

  Depreciation and amortization              6,713        6,710
  Increase in accounts receivable           (5,700)      (4,539)
  Inventory provision                        2,408        2,785
  Increase in inventory                     (4,123)      (1,845)
  Increase in other assets                  (9,755)      (1,356)
  Increase in deferred tax asset           (12,042)        (219)
  Increase (decrease) in accounts payable    1,447         (827)
  Increase in other liabilities                500          280
  Increase in paid-in capital and
    other equity                               667           96
    Total adjustments                      (19,885)       1,085

Net cash provided by (used in)
  operating activities                     ($4,334)      $4,900


The accompanying notes are an integral part of these financial statements.


               COMDIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         NINE MONTHS ENDED SEPTEMBER 27, 1998 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

    The financial information included as of September 27, 1998, and for the three and nine months ended September 27, 1998 and September 28, 1997 is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation (the "Company") are described in
Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1997. The consolidated financial statements for 1998 contained herein should be read in conjunction with the 1997 financial statements, including notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the nine months ended September 27, 1998, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of September 27, 1998. Actual results may differ from those estimates.

     Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under the Company's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced by cash receipts that are deposited daily. Bank overdrafts of $2.4 million and $1.9 million are included in accounts payable at September 27, 1998 and December 31, 1997, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note E). The Company reports revolving credit facility activity on a net basis in the Consolidated Statements of Cash Flows.

     The Company recognizes revenue as products are shipped. Returned products are credited against revenues as they are received back from the customer. The only exceptions to this policy are revenues from E911 systems and from embedded software. E911 revenues are recognized when projects have been completed and embedded software revenues are not recognized until the customer requests a code from the Company enabling the software to be used.

     Long-lived assets are reviewed for impairment as circumstances change that might affect those assets. Impairment loss is not recognized unless the carrying amount of an asset is no longer recoverable using a test of recoverability, which is based on the analysis of the expected future undiscounted cash flows.

Note C:  ACQUISITIONS____________________________________________

     On July 14, 1998, the Company acquired the internet telephony gateway product VOIPgate.com and the related assets and business of Array Telecom Inc. ("ATI") and Array Systems Computing Inc. ("ASCI"). ASCI is located in Toronto, Ontario, Canada. The purchase price was approximately $5.9 million. The funds used for the acquisition came from cash generated by operations and a revolving credit facility. The principle asset purchased was the intellectual property associated with VOIPgate.com software, an internet protocol based telephony software platform.

Note D:  INVENTORIES_____________________________________________

     Inventories consist of the following:
_________________________________________________________________
                                       Sept. 27,      Dec. 31,
In thousands                             1998           1997

  Finished goods                        $9,563         $6,336
  Work-in-process                        3,139          4,101
  Materials and supplies                 7,500          8,050
     Total                             $20,202        $18,487
_________________________________________________________________

     The Company provides reserves to cover product obsolescence and those reserves do impact gross margin. Future reserves will be dependent on management's estimates of the recoverability of costs of all inventory. Raw material obsolescence is mitigated by the commonality of component parts and finished goods by the low level of inventory relative to sales.

Note E:  BORROWINGS______________________________________________

     Since February 1, 1994, Fleet Capital Corporation ("Fleet") has held substantially all of the Company's indebtedness. On October 22, 1998, the Company repaid all indebtedness to Fleet and entered into a new credit agreement with NationsBank, N.A. (see Note I).

Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
                                       Sept. 27,       Dec. 31,
In thousands                             1998           1997

  Loans payable to Fleet
    Acquisition loan (1)               $2,416         $5,543
    Equipment loan I (2)                   -             139
    Equipment loan II (3)                  -           1,647
    Revolving credit (4)                8,334             -
  Promissory note (5)                   4,200          5,600
  Other debt (6)                          607            617
  Capitalized leases (7)               ____27         ____77
    Total debt                         15,584         13,623
  Less current maturities on debt      11,473          3,701
    Total long-term debt               $4,111         $9,922
_________________________________________________________________

     In 1994, the Company and Fleet entered into a loan and security agreement (the "Loan Agreement") which was amended from time to time. The Loan Agreement provided the Company with a $10.0 million acquisition loan (the "Acquisition Loan"), a $3.5 million equipment loan (the "Equipment Loan"), and a $12.5 million revolving credit loan facility (the "Revolver"). The Loan Agreement was effective until February 1, 2001 and the agreement was going to automatically renew itself for one year periods thereafter.

     (1) On March 20, 1996, the Company borrowed $8.5 million under the Acquisition Loan which was used to acquire Aurora Systems, Inc. ("Aurora") and Key Voice Technologies ("KVT"). The Acquisition Loan was payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001. In 1998, the Company paid an additional $1.8 million against the Acquisition Loan along with the required monthly payments. The original final payment was scheduled for February 2001.

     (2) Equipment Loan I was payable in equal monthly principal installments of $27,000, with the balance due on June 1, 1998.

     (3) Equipment Loan II was payable in equal monthly principal installments of $31,667, with the balance due on February 1, 2001.

     In January 1998, the Company paid the remaining balances of both Equipment Loan I and II of $1,786,000.

     (4) Availability under the Revolver of up to $12.5 million was based on eligible accounts receivable and inventory, less funds already borrowed.

     Loans made pursuant to the Loan Agreement had interest rates at either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR") at the Company's option. The interest rates could be adjusted annually based on the Company's debt to earnings ratio, which allowed the rates to vary from minus 0.50% to plus 0.50% under or above Fleet's prime rate and from plus 1.50% to 2.50% above LIBOR. As of September 27, 1998, Fleet's prime interest rate was 8.50% with 100% of the loans based on prime. As of September 27, 1998, the Company's borrowing rate for loans based on prime was 8.00%. For December 31, 1997, the Company's borrowing rate for loans based on prime and LIBOR rates were 9.00% and 8.47%, respectively, with approximately 96% of the loans based on LIBOR.

     (5) The Company's promissory note (the "Promissory Note"), which was issued in connection with the purchase of KVT, carried an interest rate equal to the prime rate with annual payments of $1.4 million plus accumulated interest with the balance due on March 20, 2001. As of September 27, 1998 and December 31, 1997, the interest rate on the Promissory Note was 8.50%.

     (6) Other debt consisted of a mortgage acquired in conjunction with the acquisition of KVT and another mortgage entered into by KVT in order to acquire an adjacent building for expansion. The mortgages required monthly payments of $2,817 and $2,869, including interest at fixed rates of 8.75% and 9.125%, respectively. Final payments were due on August 1, 2005 and June 27, 2007, respectively.

     (7) Capital leases are with various financing entities and are payable based on the terms of each individual lease.

     Scheduled maturities of current and long-term debt for the Fleet Notes (as defined in the Loan Agreement), the Promissory Note, and other debt (excluding the Revolver and leasing agreements of $8,361,000) were as follows:
_________________________________________________________________
                                   Principal
In thousands      Fiscal Years      Installments______

Notes payable         1998    *       $433
                      1999           3,121
                      2000           1,700
                      2001           1,418
                      2002              19
                      2003              21
                      Beyond 2003      511
                        Total       $7,223

  * The remaining aggregate for 1998.
_________________________________________________________________

Debt Covenants

     The Company's indebtedness to Fleet was secured by liens on the Company's accounts receivable, inventories, intangibles, land, and other property. Among other restrictions, the Loan Agreement contained certain financial covenants that related to specified levels of consolidated tangible net worth, profitability, and other financial ratios. The Loan Agreement also contained certain limits on additional borrowings.

     On March 13, 1998 and June 24, 1998, the Company and Fleet amended the Loan Agreement to modify and eliminate certain covenants. As of September 27, 1998, the Company was in compliance with all the covenants and terms of the Loan Agreement.

Note F:  EARNINGS PER SHARE______________________________________

     For the three and nine months ending September 27, 1998 and September 28, 1997, earnings per common share ("EPS") were computed for both basic and diluted EPS to conform to Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS for the three and nine months presented were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares. For the three and nine months ending September 27, 1998 and September 28, 1997, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. The following table discloses the quarterly and annual information.
_________________________________________________________________
                        Numerator      Denominator       EPS

Three Months
1998
Basic EPS              $11,854,000      8,845,792       $1.34
Diluted                $11,854,000      9,069,346       $1.31

1997
Basic EPS              $ 2,002,000      8,672,425       $0.23
Diluted                $ 2,002,000      8,755,886       $0.23

Nine Months
1998
Basic EPS              $15,551,000      8,814,373       $1.76
Diluted                $15,551,000      9,073,480       $1.71

1997
Basic EPS              $ 3,815,000      8,657,280       $0.44
Diluted                $ 3,815,000      8,722,067       $0.44

For further detail of EPS see Exhibit 11.
___________________________________________________________________


Note G:  INCOME TAXES____________________________________________

    The components of the income tax expense (benefit) based on the liability method for the nine months are as follows:
_________________________________________________________________
                                   Sept. 27,        Sept. 28,
In thousands                          1998             1997

  Current -  Federal                  $263             $158
             State                     226              172
  Deferred - Federal               (11,248)            (214)
             State                 ___(794)              (5)
     Income tax expense (benefit) ($11,553)            $111
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the nine months are summarized as follows:

_________________________________________________________________
                                         Sept. 27,     Sept. 28,
In thousands                                1998          1997

  Federal tax at statutory
  rate (35% in 1998 and 1997)             $1,584        $1,374
  State income taxes (net of federal
    tax benefit)                             148           112
  Nondeductible charges                      411           285
  Alternative minimum tax                    270           113
  Utilization of operating loss carryover (1,924)       (1,554)
  Adjustment of valuation allowance      (12,042)         (219)
    Income tax expense (benefit)        ($11,553)         $111
_________________________________________________________________

    Net deferred tax assets of $17.5 million and $5.5 million have been recognized in the accompanying Consolidated Balance Sheets at September 27, 1998 and December 31, 1997, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
                                          Sept. 27,     Dec. 31,
In thousands                                1998          1997

  Total deferred tax assets              $25,032       $25,201
  Total valuation allowance               (4,812)      (17,037)
     Total deferred tax asset - net       20,220         8,164
  Total deferred tax liabilities          (2,720)       (2,705)
     Total net deferred tax asset        $17,500        $5,459
_________________________________________________________________

     The valuation allowance decreased by $12.2 million during the nine month period ended September 27, 1998. This reduction was primarily related to the re-evaluation of the future utilization of deferred tax assets of $12.0 million, and the change in temporary differences of deferred tax assets and liabilities and net operating loss carryforwards ("NOLs") of $183,000. The Company periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Section 382 of the Internal Revenue Code limits an organization's ability to utilize tax benefits in the event that there is change in ownership of 50% or more of the organizations during any three-year period. Since the Company's stock offering in August 1995, which resulted in a significant change in ownership of the Company, management has been concerned that cumulative changes in ownership of the Company could trigger the limitations set forth in Section 382 and adversely affect the Company's ability to utilize certain tax benefits. With the passage of the third fiscal quarter of 1998, the ownership changes occasioned by the stock offerings will no longer be included in the time period measured under Section 382. Accordingly, management believes that it is more likely than not that the Company will realize these tax benefits. However, the tax benefits could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or a limitation based on section 382 occurs before NOLs expire.

     The Company has NOLs and tax credit carryovers of approximately $38.6 million and $3.1 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2012.


Note H:  COMMITMENTS AND CONTINGENT LIABILITIES____________________

     The Company does not believe that contingent losses or potential claims arising from Year 2000 issues will have a material effect on the Company. At one time, the Company sold certain DOS-based systems that are not Year 2000 compliant. All such systems were sold by the Company substantially to dealers and not directly to end-users. In addition, any warranties associated with such systems have expired. The Company has alerted all its dealers to this potential problem and has provided instructions to the dealers on how to remedy the problem. The Company can not predict whether the failure of such systems to be Year 2000 compliant will result in litigation against the Company.

Note I:  SUBSEQUENT EVENT _________________________________________

     On October 22, 1998, the Company and NationsBank, N.A. ("NationsBank"), entered into a credit agreement ("the Credit Agreement"). NationsBank agreed to provide the Company with a $50 million revolving credit facility and a $5 million letter of credit subfacility. The Company used $15.8 million under the revolving credit facility to pay off (1) all its debt to Fleet of $10.8 million, (2) amounts owed under the Company's promissory note including interest to the former owners of KVT of $4.4 million, and
(3) amounts of mortgages owed by KVT of $606,000. This revolving credit facility can be used by the Company for working capital, equipment purchases, to finance permitted acquisitions, and for other general corporate purposes.

     The Company's indebtedness to the NationsBank is secured by liens on all the Company's properties and assets. The Credit Agreement with the NationsBank contains certain financial covenants that relate to specified levels of consolidated net worth and other financial ratios.

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

     On July 14, 1998, the Company acquired the internet telephony gateway product VOIPgate.com and the related assets and business of Array Telecom Inc. ("Array") and Array Systems Computing Inc. ("ASCI") which is located in Toronto, Ontario, Canada. The purchase price was approximately $5.9 million. The funds used for the acquisition came from cash generated by operations and the revolving credit facility with Fleet Capital Corporation ("Fleet").

     The principle asset purchased was the intellectual property associated with VOIPgate.com software, an Internet Protocol ("IP") based telephony software platform. In addition, the Company also entered into a Technical Service Agreement with ASCI to continue ongoing product development programs for approximately nine months for a cost of approximately $450,000.

     The Company has taken a one-time charge against earnings of approximately $529,000 for the portion of the purchase price that relates to in-process research and development. Approximately 90% of the purchase price plus all the closing costs will be capitalized as goodwill or as an other asset and amortized over five to eight years. As disclosed in the Company's second quarter Form 10-Q, the Company had originally planned to expense $4.7 million of the original purchase price, but based on recent Security and Exchange Commission's interpretations of expensing in-process research and development ("IPR&D") costs, the Company has re-evaluated the amount and has revised it to $529,000.

     The Company derived revenue from this product in the third quarter of 1998. The majority of revenue is anticipated after the newer version of this product is developed and released, which is currently projected to be the end of 1998. Although the Company anticipates that this project will be successful based on its research into IP-based communications, because many of the new design issues are very complex in nature, the success of this project will not be certain until field testing and market acceptance have been achieved. If the project is not successful, the Company estimates it would incur losses of approximately $5.9 million.

Results of Operations

  Revenue and Earnings

Third Quarter 1998 vs. 1997

     The Company's net income increased by 492% for the third quarter of 1998 to $11.9 million when compared with $2.0 million for the same period in 1997. This increase is primarily attributable to the tax benefit of $11.7 million recognized by the Company in the third quarter of 1998. Income before income taxes for the third quarter of 1998 decreased by 91% to $187,000 as compared with $2.1 million for the comparable period in 1997, partially due to costs associated with the Array acquisition.

     Net sales increased by 3% for the third quarter of 1998 to $32.0 million, compared with $31.1 million in the third quarter of 1997. Digital, Digital Expandable ("DXP"), and computer-telephony integration ("CTI") product sales increased, but were offset slightly with a drop in sales of analog, proprietary and specialty terminals, and custom manufactured products.

     Gross profit increased by 7% for the third quarter of 1998 to $13.4 million, compared with $12.5 million in the third quarter of 1997. Gross profit as a percentage of sales increased from 40% for the third quarter of 1997 to 42% for the same period of 1998.

     Selling, general and administrative expenses increased by 19% to $8.6 million, compared with $7.2 million in the third quarter of 1997. This increase was primarily due to the addition of new sales and marketing personnel to support the Company's future growth.

     In-process research and development expense of $529,000 relates directly to the Array acquisition for which there were none for the comparable period of 1997.

     Goodwill amortization expense increased for the third quarter of 1998 by 96% to $1.7 million, compared with $855,000 for the third quarter of 1997. This increase is due to the full amortization of goodwill costs associated with the Aurora acquisition of $877,000 and the additional amortization associated with Array of $118,000.

     Interest expense decreased by 26% for the third quarter of 1998 to $321,000, compared with $436,000 in the third quarter of 1997.
 This decrease is due to lower average debt levels with Fleet.

     Income tax expense (benefit) reflected a benefit in the third quarter of 1998 of $11.7 million compared with an expense of $118,000 for the third quarter of 1997. This benefit recognition is primarily due to management's belief that the limitations set forth in Section 382 of the Internal Revenue Code are less likely to impair the Company's ability to utilize net operating losses ("NOLs") (see Note G to the Consolidated Financial Statements).
 .

Nine Months of 1998 vs. 1997

     The Company's net income increased by 308% for the first nine months of 1998 to $15.6 million when compared with $3.8 million for the same period in 1997. This increase is primarily attributable to the tax benefit of $11.7 million recognized by the Company in the third quarter of 1998. Income before income taxes for the first nine months of 1998 increased by 2% to $4.0 million as compared with $3.9 million for the same period in 1997.

      Net sales increased by 6% for the first nine months of 1998 to $92.6 million, compared with $87.3 million for the same period of 1997. Digital, DXP, and CTI product sales increased substantially but were offset slightly with declines in the sales of analog, proprietary and specialty terminals, and custom manufactured products.

      The following table presents net sales information concerning the Company's principal product lines for the first nine months of 1998 and 1997.
_____________________________________________________________________
                                          Sept. 27,     Sept. 28,
In thousands                                1998          1997

  Sales
    Business Systems
      Digital                             $41,077       $36,370
      CTI                                  24,284        23,002
      DXP                                  18,521        15,952
      Analog                                6,512         9,147
        Sub-total                          90,394        84,471
    Proprietary and Specialty Terminals     2,953         3,307
    Custom Manufacturing                  ____206        ___553
  Gross Sales                              93,553        88,331
    Sales discount and allowances          ___924      ___1,006
      Net Sales                           $92,629       $87,325
__________________________________________________________________

     The decline in sales of analog products continues. However, such products remain viable product in situations where price is of paramount importance to the customer. A significant installed base of analog systems remains and will continue to require product in the form of replacements and up-grades. The Company expects to continue selling analog product for the foreseeable future.

     Gross profit increased by 6% for the first nine months of 1998 to $37.5 million, compared with $35.3 million for the same period of 1997. Gross profit as a percentage of sales is 40% for both
1998 and 1997.

     Selling, general and administrative expenses increased by 9% for the first nine months of 1998 to $23.7 million, compared with $21.9 million for the same period of 1997. This increase was primarily attributable to the addition of new sales personnel, product advertising, and sales allowances relating to dealer support. The personnel increase is primarily to support the growth of sales in service application environments and national accounts, and to further improve customer training and support.

     Interest expense decreased by 34% for the first nine months of 1998 to $869,000, compared with $1.3 million for the same period of 1997. This decrease is due to lower average debt levels with Fleet. In the first quarter of 1998, the Company paid an additional $3.5 million towards its debt with Fleet (see Note E to the Consolidated Financial Statements).

     Income tax expense (benefit) in the first nine months of 1998 reflects a tax benefit of $11.7 million compared with an expense of $111,000 for the same period of 1997. This decrease is primarily due to the recognition of NOLs based on management's belief that the Company will more likely than not use all the available NOLs.

Liquidity

     Until October 22, 1998, Fleet held substantially all of the Company's indebtedness. The Company and Fleet entered into a loan and security agreement (the "Loan Agreement") on February 1, 1994, which had been amended from time to time. Under the Loan Agreement, Fleet provided a $10.0 million acquisition loan (the "Acquisition Loan"), $3.5 million equipment loan (the "Equipment Loan"), and $12.5 million revolving credit loan facility (the "Revolver"). For more detailed information concerning the Company's debt refer to Note E and I to the Consolidated Financial Statements.

     The Acquisition Loan was payable in equal monthly principal installments of $142,142, with the balance due on February 1, 2001.

     At the Company's option, the Acquisition Loan, Equipment Loans, and Revolver beared interest at rates based on either Fleet's prime rate or the London Interbank Offered Rate ("LIBOR") (see Note E to the Consolidated Financial Statements for further details). As of September 27, 1998, the Company's borrowing rate for prime was 8.00% with 100% of the loans based on prime. As of December 31, 1997, the Company's borrowing rates for prime was 8.00% and 5.97% for LIBOR with approximately 96% of the loans based on LIBOR.

     Availability under the Revolver was based on eligible accounts receivable and inventory, less funds already borrowed.

     The Company's indebtedness to Fleet was secured by liens on substantially all of the Company's assets. The Loan Agreement contained certain financial covenants. The Company was in compliance with all the covenants and terms of Fleet's Loan Agreement.

     The Company's Promissory Note of $7.0 million, which was issued in connection with the purchase of Key Voice Technologies ("KVT"), a subsidiary of the Company, carried an interest rate based on prime. The Promissory Note was paid annually in the principal amount of $1.4 million plus unpaid interest with the final payment due on March 20, 2001.

     Capital leases are with various financing facilities which are payable based on the terms of each individual lease. Other debt consisted of two mortgages pertaining to KVT. The two mortgages had monthly payments of $2,817 and $2,869, which includes interest at 8.75% and 9.13%, respectively. The final payments were due on August 01, 2005 and June 27, 2007, respectively.

     The following table sets forth the Company's cash and cash equivalents, current maturities on debt and working capital at the dates indicated.
_____________________________________________________________________
                                  Sept. 27,           Dec. 31,
In thousands                        1998                1997

  Cash and cash equivalents         $734              $5,673
  Current maturities on debt      11,473               3,701
  Working capital                 13,262              16,676
_________________________________________________________________

     All operating cash requirements are currently being funded through the revolving credit facility. Cash decreased primarily due to the additional payment made in January 1998 of $3.5 million against the Company's debt to Fleet. Current maturities on debt increased primarily due to the increase in the Revolver of $8.3 million, which was slightly offset by the repayment of amounts outstanding under the Equipment Loans in January 1998 when compared to December 31, 1997. The increase in the Revolver was primarily attributable to funds borrowed to purchase Array. Working capital decreased by $3.4 million primarily due to the decrease in cash for the additional debt reduction in January 1998 and the borrowing for Array in July 1998.

     Accounts receivable increased at the end of the third quarter of 1998 by 51% or $5.7 million, compared with December 31, 1997.
This increase was primarily due to increased sales and the timing of related shipments.

     Prepaid expenses and other current assets increased at the end of the third quarter of 1998 by 224% or $3.7 million, compared with December 31, 1997. This increase was due to the recognition of additional deferred tax assets that resulted in a current portion of $3.8 million.

    Deferred tax asset increased at the end of the third quarter of 1998 by 101% or $8.3 million, compared with December 31, 1997.
This increase was primarily the Company recognizing future NOLs which management believes will be utilized based on current facts (see Note G to the Consolidated Financial Statements for further details).

     Other assets increased at the end of the third quarter of 1998 by 79% or 3.6 million, compared with December 31, 1997. This increase is primarily attributable to the continued software development costs associated with new products as well as feature improvements for existing products and also an asset that relates to the Array acquisition of $1.2 million.

     During the nine month periods ended September 27, 1998 and September 28, 1997, all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry except sales relating to custom manufacturing.

Capital Resources

     Capital additions in the first nine months of 1998 and for the comparable period of 1997 were $2.8 million and $2.7 million, respectively. The Company anticipates spending approximately $5.0 million on capital additions for fiscal year 1998, which includes equipment for manufacturing and advanced technology.

     Cash expenditures for capital additions for the first nine months of 1998 and for the comparable period of 1997 were $3.1 million and $3.4 million, respectively. Capital expenditures for 1998 and 1997 were provided by funds from operations and borrowings from Fleet. The Company plans to fund all future capital additions through funds from operations, working capital from a revolving credit facility, and long-term lease arrangements. Management expects these sources to provide the capital assets necessary for near-term future operations and future product development.

    The Company has a commitment from Crestar Bank for the issuance of letters of credit in an aggregate amount not to exceed $500,000 at any one time. At September 27, 1998, the amount of available commitments under the letter of credit facility with Crestar Bank was $301,000.

Other Financial Information

     In early 1997, the Company established a team, to evaluate whether, and to what extent, the Year 2000 issue would effect the Company's business.

State of Readiness: The Company has identified all the known issues centered on Year 2000 and has developed plans to address and remedy all known problems. The Year 2000 Team identified which of the Company's products, devices, and computerized systems containing embedded microprocessors would require remediation or replacement because of potential Year 2000 problems. The Year 2000 Team concluded that nearly all of the Company's products are already Year 2000 compliant and those which are not will be made compliant before year 2000. Manufacturing has already performed Year 2000 testing with all equipment functioning as required.

     The Company continues to monitor and review any new issues that may arise concerning Year 2000. Furthermore, the Company has implemented a requirement that its suppliers certify that all products, supplier's purchased products, and services provided to the Company will not be adversely affected by the Year 2000. The Company has divided its suppliers into three categories with respect to Year 2000 compliance: (1) non-critical component suppliers, (2) critical component suppliers, and (3) sole source critical component suppliers. As of the end of the third quarter, the Company has received confirmation of Year 2000 compliance for the three categories of approximately 99% for (1), 98% for (2), and 92% for (3). The Company continues to follow up with suppliers to make sure they comply with the Company's requirements and provide the Company the proper verification that they do or will comply with Year 2000 issues. The Company plans to audit some of the sole source suppliers in 1999 that are critical to the Company's operation.

Costs: The Company estimates that it will incur approximately $725,000 in additional expenses to fix the remaining Year 2000 issues. This cost includes testing, new software, maintenance of existing software, PC replacements, and consultants. On an ongoing basis, the Company has been replacing existing in-house systems to improve efficiency and to address the Year 2000 issue. Such replacements are projected to be complete in the first half of 1999.

Risk: The only risk at this time as perceived by management is the sole source supplier issue. The Company can not be assured that the vendor certifications will resolve all Year 2000 issues. The Company is attempting to stay in a state of readiness as new issues arise concerning Year 2000, but this does not guarantee that all the issues will be resolved without some effect on the Company. It is more probable that all other issues will be resolved.

     Contingency Plans: If the current sole source suppliers can not give the Company certification or corrective action for Year 2000 non-compliance, the Company will develop and use alternative vendors. The Company plans to identify these critical suppliers early in 1999, to allow enough time to identify replacement suppliers. Management believes that the Company is properly addressing the Year 2000 issue in order to mitigate any adverse operational or financial consequences.

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

     In February 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The new standard requires presentation disclosures about reportable operating segments of the Company. This statement will be effective for the Company's 1998 fiscal year. Management is currently evaluating the standard to determine how best to meet this new disclosure requirement.

     In April 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new standard revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. This statement will be effective for the Company's 1998 fiscal year.

     In the third quarter of 1998, FASB issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities."
The Company does not have any derivatives so this statement will not effect the Company.

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

                                Comdial Corporation
                                (Registrant)

Date:  November 10, 1998            By: /s/ Christian L. Becken
                                    Christian L. Becken
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Secretary