Form 10-K405
period 1998-12-31
COMDIAL CORP
filed 1999-03-24
CIK 230131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended DECEMBER 31, 1998

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of MARCH 9, 1999, was approximately $58,600,000 (See Item 5). The number of shares of Common Stock outstanding as of MARCH 9, 1999, was 8,860,383.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Comdial's 1998 Annual Report to the Stockholders is incorporated by reference under Part II and portions of Comdial's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference under Part III of this Form 10K.

----------------------------------------------------------------

TABLE OF CONTENTS
----------------------------------------------------------------

PART I

Item 1.      Business                                               4
           (a) General Development of Business                      4
               Safe Harbor Statement                                5
               Industry Background                                  5
               Strategy                                            10
           (b) Financial Information About Industry Segment        12
               Product Sales Information                           12
           (c) Narrative Description of Business                   12
               Products                                            12
               Business Segment Products                           13
                 Digital Systems                                   13
                 Solutions and Software                            14
                 Analog and Other                                  17
               Sales and Marketing                                 17
               Engineering, Research and Development               19
               Manufacturing and Quality Control                   20
               Competition                                         21
               Intellectual Property                               21
               Year 2000 Issue                                     22
               Employees                                           23

Item 2.      Properties                                            23

Item 3.      Legal Proceedings                                     24

Item 4.      Submission of Matters to a Vote of
             Security Holders                                      24
----------------------------------------------------------------

PART II

 Item 5.     Market for Registrant's Common Equity and Related
             Stockholder Matters                                   24

 Item 6.     Selected Financial Data                               24

 Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   24

 Item 8.     Financial Statements and Supplementary Data           25

 Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   25

----------------------------------------------------------------

TABLE OF CONTENTS (Cont'd.)
----------------------------------------------------------------

PART III

Item 10.     Directors and Executive Officers
             of the Registrant                                     25

Item 11.     Executive Compensation                                25

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management                                 25

Item 13.     Certain Relationships and Related Transactions        25
----------------------------------------------------------------

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                               26

PART I

  ITEM 1.  BUSINESS

  (a)  GENERAL DEVELOPMENT OF BUSINESS

      Comdial Corporation (together with its subsidiaries, "Comdial") is a Delaware corporation based in Charlottesville, Virginia. Comdial was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982 when it acquired General Dynamics Telephone Systems Center, Inc. (formerly known as Stromberg-Carlson Telephone Systems, Inc.) a wholly-owned subsidiary of General Dynamics Corporation. Comdial's Common Stock is traded in the National Market(R) of the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") under Comdial's symbol, CMDL.

      Comdial creates integrated digital communications solutions that incorporate convergent voice and data technologies. These technologies include Comdial's traditional strength in voice switching augmented by acquisitions and partnerships in voice processing, on-site wireless communications, voice-over the Internet, and computer-telephone integration ("CTI").

      Building on its base business of advanced digital switching systems for small to mid-sized businesses, Comdial is actively engaged in creating integrated voice/data solutions for businesses with special needs. The Company plans to grow by continuing to ably serve its traditional customer base while capitalizing on growth opportunities for integrated products for specific vertical market applications.

      In 1996, Comdial acquired Aurora Systems, Inc. ("Aurora") and Key Voice Technologies, Inc. ("KVT"), two companies involved in computer software applications and solutions which became wholly-owned subsidiaries of Comdial. Based in Sarasota, Florida, KVT develops, assembles, markets, and sells voice processing systems and related products for business applications. Aurora, originally based in Acton, Massachusetts, was a leading provider of off-the-shelf computer software products. In 1997, Aurora sold its right, title and interest in the FastCall product, Aurora's primary asset, to Spanlink Communications, Inc. (see Note 2 to the Consolidated Financial Statements). In 1998, Comdial acquired Array Telecom Inc. ("Array"). The principal asset purchased was the intellectual property associated with VOIPgate software, an Internet Protocol ("IP") based telephony software platform. With its acquisitions for the past several years, Comdial has become a leading provider of personal computer ("PC")-based voice processing systems and telephony gateways for routing voice and fax communications over the private intranet and the public internet.

      Comdial's products accommodate businesses that require up to approximately 500 ports. A port could be occupied by a telephone, facsimile machine, modem, or similar device. Comdial believes that it is a leading supplier to this market, with an installed base of approximately 300,000 telephone systems and 3.3 million telephones. Comdial's growth has been principally as a result of sales of digital telephone systems introduced by Comdial since 1992 and solutions and software products introduced since 1993. Comdial's application software encompasses a wide range of products that enable end users to perform telephony functions from desktop PCs or PCs served by a local area network ("LAN").

"SAFE HARBOR" STATEMENT
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Some of the statements included or incorporated by reference into Comdial's Securities and Exchange Commission filings and shareholder communications are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks and uncertainties detailed from time to time in Comdial's filings. These risks could cause Comdial's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial.

INDUSTRY BACKGROUND

      Comdial's primary business and product offerings fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice processing systems, and (3) integrated voice/data solutions that incorporate voice switching and processing products with advanced computer technologies and/or internet applications. All of these businesses are highly competitive and are influenced by trends and events in technology, regulation, and the general economy.

  VOICE SWITCHING SYSTEMS

      Comdial produces digital voice switching systems that are key/hybrid systems and are the foundation of Comdial's Digital System business segment. Historically, voice switching systems have been divided between key/hybrid systems and Private Branch Exchanges ("PBXs"). Key/hybrid systems are typically purchased by small to medium-sized businesses of three to 100 employees, while larger businesses typically purchase PBXs. However, advances in the designs of key/hybrid systems and PBXs in recent years has blurred the distinctions between them. As key/hybrid systems continue to grow to accommodate more users with increasing functionality, they have begun to encroach on the domain of the traditional PBXs.

      Voice switching systems are measured in terms of "ports." A port is an access point on the switch to an outside line or terminal device of some type. Examples of terminal devices include telephone instruments, facsimile machines, modems, and voice mail ports. Examples of lines include standard business lines as well as higher speed integrated services digital network (ISDN), digital transmission link (T-1), and others. With the proliferation of modems, facsimile machines, and voice mail devices, the demand for greater port capacity for key/hybrid systems has been growing. A basic business telephone system consists of (a) a central telephone switching unit (key service unit or "KSU"), (b) telephone instruments, (c) associated wiring and connections hardware, (d) system software, and (e) adjunct devices such as facsimile machines and voice processing systems.

      The domestic market for key/hybrid switching systems, as projected by a leading industry consulting firm, is expected to grow by eight percent from 1998 to 1999. Comdial ranks among the top 25 percent of industry participants in this marketing segment. Significant trends in this marketing segment are (1) the continuing growth of digital systems compared with the older analog systems, (2) the growing importance of larger systems (over 40 occupied station ports) relative to smaller systems, and (3) the trend toward "open" systems that comply with industry hardware and software standards. Open systems is a term used to describe the ability to attach third party devices and software to an existing system.

      Before the development of digital telephone systems, electronic telephone systems were originally "analog." Voice was transmitted in a continuous wave form that is "analogous" to the original voice signal. Analog voice and data transmission is often impaired by transmission degradation and susceptibility to ambient noises.

      In 1992, Comdial began a transition from proprietary analog systems to larger systems employing digital transmission and offering computer integration capability via an open applications interface ("OAI"). That year, Comdial introduced the Digital Expandable ("DXP") switch. With a capacity of 224 ports, this was the largest switching product Comdial had ever produced. In 1994, the capacity of the DXP was expanded to 560 ports, making it competitive with smaller PBXs and providing access to larger businesses and organizations and the resellers that serve these larger businesses. CTI connectivity was provided via proprietary software and development tools that complied with the de facto industry standard of the time, Telephony Server Application Programming Interface ("TSAPI").

      Responding to growing market interest in CTI, in 1996 and 1997 Comdial introduced connectivity software that could integrate with a broader range of network operating systems. In 1997, Comdial introduced Impact FX, a 96 port switch that allowed software applications like voice processing to be enabled electronically, rather than the conventional industry approach of installing costly peripheral equipment on site. In 1998, the Impact FX was substantially enhanced to address a broader range of applications (40 to 560 ports) and the design architecture provided a more cost-effective approach to expansion needs. New software applications were added to provide even greater functionality.

      Since 1992, Comdial has discontinued many of its vintage analog systems - a trend that will continue in 1999. In 1992, approximately 20 percent of Comdial's sales were attributable to digital systems. In 1998, digital systems comprised 62 percent of Comdial's sales and analog systems accounted for less than seven percent of sales.

      Another innovation is on-site wireless communications. These can be single cell or multi-cell and vary widely in terms of the technology used, architecture, and range provided. In 1994, Comdial introduced its first wireless device, the Tracker, an on-site call completion system, followed by two-way wireless devices, Scout and Air Impact. The cost differential between wired and wireless telephones is declining and the functionality of the wireless devices closely mimics full-featured desk phones.

      Voice switching systems is a mature business. The size of the market in any given year is dependent on many factors, including employment growth, the rate of new business formations and expansions, obsolescence, and new entrants. During the 1990s, business conditions for switching systems have been generally good, characterized by annual growth in excess of the general economy, few new entrants, and moderate price decreases driven by lower material costs and advances in technology.

  VOICE PROCESSING

      The ability to digitize analog voice signals gave rise to the voice processing business in the 1980s. Early systems were mainframe-based, very expensive to purchase, difficult to use, and limited in their capabilities. Early adopters were primarily very large companies and organizations. In the 1990s, costs dropped sharply, storage capacity and scalability improved, and the products became more user friendly and versatile. The advent of powerful personal computers provided an alternative platform to mainframe computers and made voice processing affordable for even small businesses.

      Originally, the primary voice processing feature was "voice mail." Callers could be automatically routed to the desired party and record detailed messages if the called party was not immediately available. This alleviated organizations from the cost of extensive operator and secretarial staff to answer calls and take messages. Now, voice processing is much more robust. Advances such as integrated voice response, voice/speech recognition, notification via wireless devices, PC-based administration, "follow me" features, and unified messaging have raised the popularity of voice processing. Voice processing is almost ubiquitous in larger organizations. But even now, less than half of smaller businesses have a modern voice processing system, which presents an opportunity for continued sales growth.

      Comdial's voice processing products are part of its Solutions and Software business segment. Comdial entered the voice processing business in 1990 via an original equipment manufacturing ("OEM") agreement with a leading producer of these products. Seeking more design control and increased profitability, in 1996 Comdial acquired KVT, a small private producer of small to mid-sized voice processing products. The association has worked well for Comdial. Sales have grown sharply and overall gross margins have improved. Products are sold to both resellers of Comdial switching products and to resellers of competitive switching products. Special integration features have been designed for a variety of popular switching systems.

      After a very rapid growth spurt in the early 1990s, the voice processing industry is entering a mature phase. The domestic market for voice processing products, as projected by a leading industry consulting firm, is expected to grow by approximately 25 percent from 1998 to 1999. Voice processing systems are also measured by "ports" but the term has a different meaning than with telephone systems. Basically, it refers to the number of voice processing calls that can be handled simultaneously. A 12-port system can process 12 simultaneous calls, while a four port system can handle only four calls at one time.

      KVT products can provide up to 64 ports of voice processing capacity. Most Comdial generated sales are in the two to eight port range, which corresponds with the small to mid-size businesses which are Comdial's primary markets. Industry shipments are measured both in terms of systems and ports. Among PC-based systems, Comdial believes that KVT is an industry leader, ranking second in terms of systems shipped.

  INTEGRATED VOICE/DATA SOLUTIONS

      One of Comdial's Solutions and Software segment strengths is its design control over three core technologies - voice switching, voice processing, and IP telephony. Comdial seeks to accelerate its sales and profit growth by marketing integrated "solutions" which incorporate two or more of these technologies via computer integrated software. The integration can be completed by resellers, who have the technical skills to accomplish voice/data integration at the user level, or by Comdial itself. A typical solution product is an intelligent call center. With outbound call centers, predictive dialing devices automatically generate outbound calls from the user's database. Answered calls are instantly connected to an available agent (based on pre-determined criteria), a data screen is "popped" providing a script, contract, or other appropriate record, and the call is promptly processed with virtually no idle time due to wrong numbers, unanswered calls, and misplaced paper files.

      With inbound calls, Comdial's QuickQ ACD software intelligently answers and routes the call to the appropriate agent, based on user-defined criteria, such as availability and language skills. Appropriate records are automatically produced on workstations, based on the identified calling number or user keypad entries.

      Additionally, Comdial has designed specialized solutions for certain vertical markets. The Avalon assisted living system offers integration with third party alarm devices, such that elderly residents experiencing an emergency condition can activate the device in their residence or on their person, sending a message to wireless devices worn by on-site caregivers.

      The size of the market for integrated solutions is unknown, but is believed to be large because such solutions result in lower operating costs and/or greatly improved customer service.

      Array, a subsidiary of Comdial, is a producer of special software that converts analog voice signals to IP data packets and routes the call over the public Internet or private networks. The advantages of IP telephony are much lower transmission costs and better utilization of network bandwidth. Array's products are sold to new generation carriers, such as prepaid calling card companies, and to private enterprises for off-loading intracompany voice and fax transmissions to reduce costs. New products, beginning with unified messaging (PC access to multimedia messages) will be introduced in 1999, with further integration opportunities to come.

STRATEGY

      Comdial seeks to expand sales and profits at acceptable risk levels by:

    (1) maintaining or improving its market position in horizontal markets,
    (2) developing integrated solutions for fast-growing vertical markets,
    (3) expanding its channels of distribution and methods of product delivery to both markets, and
    (4) developing marketing solutions through channels best suited to maximize sales and customer satisfaction.

   PRODUCT OFFERINGS

      Comdial currently offers digital and analog business telephone systems, wired and wireless terminals, computer and telephony software applications, voice processing systems, IP gateways, and other products along with a variety of product enhancements. Comdial believes that it offers a wider range of products than most of its competitors and that this variety allows dealers to meet differing price and feature requirements. Comdial strives to introduce new products to meet the needs of a changing market.

   PRODUCT DEVELOPMENT

   Comdial's recent sales and profit growth are largely attributable to customer acceptance of its Digital Systems and Solutions and Software products. Comdial's system products are sold under the IMPACT AND IMPRESSION brands that serve customer applications from 24 to 560 ports. In 1998, Comdial introduced important enhancements such as IP telephony, which is an advanced call routing technology that automatically directs long distance voice and data traffic over the IP network. Also in 1998, Comdial introduced the Avalon-communications and security system for assisted living communities, Windows NT-based voice messaging products and the Impact FX that is scalable up to 544 ports. Comdial intends to continue to add value to its core digital switching products.

      Comdial believes that in order to maximize profitability in the emerging markets for integrated solutions, it must continue to develop and market higher-value applications for software and switching platforms. Comdial's IMPACT and IMPACT FXS SERIES digital switching platforms will form the basis for these solutions, augmented by software developed by Comdial's subsidiaries, (Array, Comdial Enterprises Systems, Inc., and KVT), and applications software from third parties.

      Comdial also intends to continue to leverage the engineering and marketing skills of KVT to produce powerful, easy-to-use voice processing products that are tightly integrated with its switching products.

      PRODUCT DISTRIBUTION

      Comdial focuses its distribution of products primarily through independent dealers that resell Comdial's products to end users. These dealers enable Comdial to achieve broad geographic coverage in a cost effective manner. Comdial's primary means of distribution is through a key group of wholesale supply houses, which stock Comdial's products and resell to independent dealers. Comdial's strategy of selling through wholesale supply houses enables it to minimize receivables exposure, reduce sales administration expenses and reduce inventory costs. Most importantly, the use of supply houses allows Comdial to extend product distribution to virtually any market in the United States ("U.S.") and Canada. Wholesale supply houses benefit from their relationship with Comdial by earning a margin on the sale of Comdial's products and on the sale of related products such as cable, connectors, and installation tools. Dealers have the benefits of competitive sourcing and reduced inventory carrying costs.

      In addition to supply house distribution, Comdial also markets its products directly to national accounts, third party system developers, OEM customers, and the federal government via its Government Services Administration ("GSA") schedule contract. Products produced by KVT are sold both through the supply house channel and direct to dealers. Array products are sold to private carriers, both in the U.S. and abroad.

      STRATEGIC ALLIANCES

      Comdial has developed strategic alliances with other companies in order to build on the strengths of these companies and bring the best possible products to the market at a lower cost. Examples include the Scout wireless key system telephone (Uniden America Corporation), the VVP and Small Office voice processing systems (Rhetorex and Dialogic), and the production of a particular family of products for Harris Corporation ("Harris").

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

      During the fiscal years ended December 31, 1998, 1997 and 1996, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Additional information is incorporated by reference to Comdial's 1998 Annual Report to Stockholders.

      PRODUCT SALES INFORMATION

      The following table presents certain relevant information concerning Comdial's business segments for the periods indicated:

                                              Years Ended December 31,
(In millions)                            1998          1997           1996

   BUSINESS SEGMENT SALES:
      Digital Systems                  $80,452       $70,181        $56,725
      Solutions and Software            36,194        31,625         23,453
      Analog and Other                  12,331        16,755         22,004
                                        ------        ------         ------
          Net Sales                   $128,977      $118,561       $102,182
                                      ========      ========       ========

  (c) NARRATIVE DESCRIPTION OF BUSINESS

      PRODUCTS

      Comdial offers a variety of telephone systems, including Digital Systems, Solutions and Software applications, and Analog and Other products. For further clarification of Comdial's business segments see Note 12 to the Consolidated Financial Statements.

      Comdial's telecommunications products meet the requirements of three agencies: (1) the Federal Communications Commission ("FCC"), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission ("OSHA") to produce safety standards, and (3) a nationally recognized test laboratory that performs product evaluations. Selected products are also registered with the Canadian government's Industry Canadian and are Canadian safety certified. Comdial has or is in the process of homologating certain of its products for use in certain other countries.

   BUSINESS SEGMENT PRODUCTS

      Digital Systems

      IMPACT DXP SYSTEM, originally introduced in 1992, has had several major upgrades since then. There are various IMPACT DXP Systems: IMPACT 24, IMPACT 48, IMPACT 224, AND IMPACT 560. The numeric suffix denotes the maximum number of ports served by the base switch, without need for any product displacement. For example, the IMPACT 24 begins at 12 ports and can be expanded to 24 ports. To go beyond 24 ports, the base unit must be replaced with the IMPACT 48 base unit. The switching platform for the Impact 224, when unassociated with terminals, is identified as the DXP. The switching platform for the IMPACT 560, when unassociated with terminals, is identified as the DXP PLUS.

      IMPACT FX Computer Telephony Applications Server ("FX") is Comdial's most recent switching platform and was introduced in 1997. The FX is expandable to 560 ports. The FX differs from Comdial's other switching platforms in that it is more "open" and more software-intensive. Voice processing, for example, is available in the core software, whereas it is a hardware option with other company systems. The FX is designed to popular industry standards, which makes the FX amenable to customization by Comdial and by third party integrators.

      IMPACT TELEPHONES were introduced in 1992. These terminals offer a variety of features, including an interactive liquid crystal display ("LCD"), programmable feature keys, three color lighted status indicators, and subdued off-hook voice announce for receiving intercom calls while on a telephone call. The phones are offered in a variety of models, distinguished by the number of programmable buttons, the presence or absence of a display, and the presence or absence of a speakerphone.

      IMPACT SCS was introduced in 1997. IMPACT SCS retains many of the current features of the original IMPACT telephone models but with a different physical design and distinguishing features such as a full-duplex speakerphone model, simultaneous voice and data, large screen display and adjustable viewing angle.


      IMPRESSION, introduced in 1996, is a brand name denoting certain digital telephone instruments and digital systems when the systems are installed with digital switches. The IMPRESSION telephones are similar to the original Impact telephones in terms of functionality and number of models offered. However, the physical design is quite different. Four IMPRESSION systems are offered:
IMPRESSION 24, IMPRESSION 48, IMPRESSION 72, and IMPRESSION 224.

      AIR IMPACT, introduced in 1997, is a multi-cell wireless communications product for use with Comdial's (and other manufacturers') switching systems. It is designed for use within large buildings where employees are often away from their desk phones. AIR IMPACT operates over a 1.9 Gigahertz personal communications services ("PCS") band.

      SCOUT, introduced in 1995, is Comdial's 900 megahertz single cell wireless, multi-line feature phone. Scout extends the advantage of mobility to users of Impact systems. Like AIR IMPACT, SCOUT is designed for in-building applications.

      TRACKER, introduced in 1994, is an on-site integrated paging system developed in cooperation with Motorola. The purpose of this product is to help ensure that calls are quickly and efficiently completed to individuals who are at work, but not always near their telephones. TRACKER, which operates on Comdial's digital telephone systems, includes a TRACKER base station and personal pagers equipped with a LCD. The personal pagers sound an alert or vibrate to notify users of incoming calls or important messages. A user can retrieve calls by going to the nearest system phone and dialing a special code that is displayed on the LCD. A valuable feature of TRACKER is its compatibility with other products manufactured by Comdial. In 1997, Comdial enhanced the basic TRACKER product with an applications software package called QUIKTRAK. QUIKTRAK extends text-messaging capability to PC users on a local area network. Brief messages can be originated by selecting the TRACKER pager user from a Windows screen, typing the message, and clicking on the "Track" command.

      Solutions and Software

      ENTERPRISE, introduced in 1993, is Comdial's open applications interface ("OAI") software developer's tool kit. ENTERPRISE allows independent software developers to access the IMPACT, DXP, DXP PLUS, or FX system software using more than 190 commands. These tools allow Comdial to create unique applications for specific vertical markets, such as telemarketing groups, emergency services, call centers, taxi services, and multi-media centers.

      PCIU (PC Interface Unit), introduced in 1997, is an affordable hardware/software solution that extends computer integration across all of Comdial's digital switches, via the broadly accepted Telephone Application Programming Interface ("TAPI") standard. The hardware component is a black box with multiple connectors for a digital port off the switch, Comdial's digital display telephone, a PC serial port, and electric power.

      CONCIERGE, introduced in 1996, is a digital telephone system designed for hospitality applications. The system consists of an Impact 224 or Impact 560 digital switch, multi-line administration telephones, and special hospitality software. The single-line guest telephones used with the Concierge are not sold by Comdial. The system is linked to a personal computer via Comdial's Enterprise software, and allows hotel personnel to administer guest check-in/check-out and other hotel activities from the PC or specially programmed Impact LCD telephones. Concierge serves hotel properties up to approximately 400 rooms.

      QUICKQ ACD, introduced in 1994, is an automatic call distributor ("ACD"), designed for call center use. The system consists of an Impact 224, Impact 560, or Impact FX digital switch, voice announcing equipment, special automatic call distribution software, and a PC. The QUICKQ answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels.

      VVP (Versatile Voice Processing), introduced in 1996, is the trade name of a PC-based voice processing system produced by KVT and sold by Comdial. The same product is sold as CORPORATE OFFICE by KVT to its own dealer network. Both products provide all standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mail boxes. Advanced features such as fax tone detection, audio text (interactive response to user touch-tone commands), and visual call management (the ability to view voice messages from a PC) are also available. VVP can be integrated with Comdial's digital telephone systems so that display messages on LCD terminals prompt user operations. KVT offers similar integration packages for telephone systems made by other companies. VVP and Corporate Office are offered in 4 to 16 port configurations. Voice storage capacity is virtually unlimited - an advantage of PC-based design.

      SMALL OFFICE, introduced in 1996, is a smaller and more economical version of VVP/CORPORATE OFFICE, WHICH IS also produced by KVT and sold through both Comdial's and KVT's dealer networks. SMALL OFFICE offers basically the same features as the larger model, but is designed for smaller enterprises. Maximum capacity is four ports (four simultaneous calls) and 100 mailboxes.

      SMALL OFFICE LITE was introduced in 1997. SMALL OFFICE LITE voice processing system features the latest advances in communications technology specially streamlined to fit the needs of small businesses. With Comdial's SMALL OFFICE LITE, even small businesses can take advantage of a voice-processing feature set that is state-of-the-art, but also affordable. In addition to automated attendant functionality, SMALL OFFICE LITE allows users to personalize their individual mailboxes with custom greetings.

      DEBUT was introduced in 1998 to meet the needs of small businesses seeking basic voice processing capabilities at an attractive price.

      VVP-NT and SMALL OFFICE-NT were introduced in the third quarter of 1998. They are user-friendly voice mail systems, with a proven design, that are easy to establish and maintain. Each system accommodates a different number of users and is built on a Windows NT(R) operating system platform. In addition, enhanced graphical screens let system supervisors quickly adjust user information and retrieve vital call processing data.

       AVALON, introduced in the third quarter of 1998, is the first communications systems designed specifically for assisted living communities. AVALON integrates a Comdial DXP digital switch system and telephones, wireless communications devices, wired and wireless alerting devices, and custom software. AVALON provides basic telecommunications service to residents and staff, but its most important advantage is to allow elderly residents to alert on-site caregivers of the name and location of an alarm condition. Should a resident activate a compatible in-room alerting device (such as a pull cord), dial "911," or take certain other actions indicating an alarm condition, messages are transmitted from the Avalon system to the displays of pagers or wireless phones carried by caregivers. Computer records of the emergency alert and response are also generated. AVALON is an example of Comdial's focus on integrated solutions for vertical markets.

      CTVOICE was introduced in the first quarter of 1998. CTVOICE gives organizations an IP telephony gateway that provides high-quality, real-time voice and fax communications over any IP network, including the public Internet and private intranets. CTVOICE is provided by Comdial's subsidiary Array which was acquired in 1998.

      VOIPGATE is the brand name for carrier-class IP gateways produced by Comdial's subsidiary Array. VOIPGATE interfaces with standard analog lines, ISDN, and T-1. VOIPGATE provides a broad range of network management features and is compliant with popular industry standards.

       Analog and Other

      UNISYN, introduced in 1994, is a telephone system designed to offer advanced features to small organizations. Two models are offered. One model supports up to three lines and eight telephones, and the other supports up to six lines and 16 telephones. Display model telephones offer interactive function keys to simplify feature access. Another capability of UNISYN is its optional compatibility with standard analog devices, such as single-line telephones, fax machines, and modems.

      EXECUTECH XE KEY SYSTEMS, introduced in 1989, can support up to 10 lines and 24 telephones. All systems support the same family of full-featured telephones. The switch is a unitized self-contained unit, making the EXECUTECH XE KEY SYSTEM economical to manufacture, easy to install, and beneficial to end users who do not have to buy additional components to add features.

      Other products included in the Analog and Other business segment are ATC TERMINALS, MAXPLUS, SOLO II, VOICE EXPRESS, AND CUSTOM MANUFACTURING. In 1998, the MAXPLUS product was discontinued, and in 1999, Solo II and Voice Express are scheduled to be discontinued. Comdial will continue to provide support for these products pertaining to warranty claims and replacements.

      SALES AND MARKETING

      Comdial markets its products through both direct and indirect channels. Indirect channels include both two-tiered and three-tiered distribution. Comdial's primary channel of distribution to U.S. and Canadian markets is through nine major wholesale supply houses, which in turn, resell to hundreds of independent dealers. International sales are accomplished through a network of international dealers. International dealers buy directly from Comdial, normally by letters of credit, and resell to end users or other dealers.

      Three supply houses each account for more than 10% of Comdial's net sales. These are ALLTEL Supply, Inc. ("ALLTEL"), Graybar Electric Company, Inc. ("Graybar"), and Sprint/North Supply, Inc. ("North Supply"). In 1998, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $19.3 million (15%), $30.4 million (24%), and $24.9 million (19%), respectively.

      Comdial has established four classes of dealers that purchase Comdial's products from supply houses and resell to end users. These are Platinum Preferred, Preferred Gold, Preferred, and Associate Dealers. Comdial offers an attractive incentive package for Platinum Preferred, Preferred Gold, and

Preferred Dealers, including exclusive access to certain products, cash rebates related to dealer purchase levels, cooperative advertising allowances, a measure of territorial protection, toll free assistance, and training. Platinum Preferred, Preferred Gold, and Preferred Dealers have sales quotas, and Comdial's sales department monitors their performance against these targets. Associate Dealers purchase Comdial's products on an as-needed basis, and are rewarded through product rebates. Associate Dealers do not have quotas but do receive benefits such as toll-free assistance, training, and other services that are offered by Comdial.

      Comdial supports its existing dealers and seeks to attract new dealers through national advertising in popular trade magazines, special promotional programs, sales and technical training, and participation in major industry trade shows.

      Each area sales manager is responsible for recruiting new dealers and training and motivating existing dealers. Dealers are supported through telephone contact with Inside Sales Representatives, direct mail, and local product seminars often organized by distributors. To stimulate demand, Field Sales Representatives make joint sales calls with dealers to end users and train dealer sales personnel in product benefits. Product specialists at Comdial are available to help engineer complex configurations and solve technical problems. All direct sales personnel earn incentive income based on sales results.

      Comdial's dealers are primarily responsible for selling Comdial's products to end users as well as providing support. Comdial maintains a technical support staff devoted to dealer support. Comdial also generally provides a limited warranty on elements of its products, permitting factory returns within 24 months of the production date.

      Other indirect channels include OEM relationships, international sales, and dealer direct sales. Selected dealers are authorized to purchase IMPACT CONCIERGE systems direct from Comdial and resell to hotels and motels. Dedicated personnel support OEM and international sales. Sales of voice processing products produced by KVT are through two channels: supply houses to dealers and direct to dealers.

      In recent years, Comdial initiated a National Accounts Program to market its products to large multi-location end users. The program allows end users to contract with one entity (Comdial) for sales and support, while achieving local installations and maintenance from Comdial's network of independent dealers.

This program is also a key delivery vehicle for sophisticated computer telephony solutions sales that often require advanced custom integration and superior knowledge and understanding of end user communications and business objectives. The National Accounts Program allows Comdial to work directly with end users to assure that the best combination of Comdial and, if necessary, third party products, are incorporated into the final solution. Comdial employs dedicated personnel to sell and support national accounts.

      Because Comdial's sales are made under short-term sales orders issued by customers on a month-to-month basis, rather than under long-term supply contracts, backlog is not considered material to Comdial's business.

      ENGINEERING, RESEARCH AND DEVELOPMENT

      Comdial believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. Comdial's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for design of new products and enhancements. A significant amount of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Research and development costs for the fiscal years ended 1998, 1997, and 1996 comprise the majority of engineering, research, and development costs, which were $6.8 million, $6.5 million, and $5.8 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

      Some of the research and development costs associated with the development of product software have been capitalized as incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 1998, 1997, and 1996 were $2.8 million, $2.0 million, and $1.6 million, respectively. The amounts amortized for software development cost in 1998, 1997, and 1996 were approximately $1.4 million, $1.0 million, and $0.9 million, respectively. Comdial is committed to improving its existing products and developing new telecommunications equipment in order to maintain or increase its market share.

      MANUFACTURING AND QUALITY CONTROL

      Comdial's manufacturing operations organization is responsible for all activities related to production, testing, shipping, and repair of Comdial's products. Other functions that fall under manufacturing operations include maintenance of plant facilities and specialty (contract) manufacturing.

      One of Comdial's core competencies, along with its distribution network, is its manufacturing efficiency. With recent improvements in production equipment such as surface mount technology ("SMT") and information systems, Comdial can now turn around customer orders in days, compared to weeks or even months that may be taken by other competitors. Manufacturing is able to schedule production runs on a daily basis which provides Comdial with maximum flexibility in responding to order levels, improved product margins, and lower work-in-process and finished goods inventories.

      Improvements in the manufacturing function include the use of advanced Manufacturing Resource Planning ("MRP") information systems, continuous flow assembly lines, just-in-time philosophies, and continual upgrades to the two SMT lines. Comdial has been able to reduce finished goods inventory levels, as common components in various products have allowed manufacturing to stock components and subassemblies rather than finished products. Manufacturing also contributes to revenues through the sale of repair services and obsolete equipment through Comdial's wholly-owned subsidiary American Phone Centers, Inc. ("APC"), and by contracting for selective custom manufacturing assignments.

      Comdial monitors the quality of its manufacturing process. Individual assemblers and machine operators are trained to inspect subassemblies as the work passes through their respective areas. In addition, some automated production machines perform quality tests concurrently with assembly operations. Comdial believes that this high level of automation and vertical integration improves quality, cost, and customer satisfaction. Comdial also manufactures injection molded plastic parts, fabricated metal parts, and other components.

      In 1994, Comdial was certified and has maintained its certification by the International Organization for Standardization ("ISO") at the most rigorous ISO 9001 level, which provides standards for systems and procedures for manufacturing, engineering, product design, and customer service.

       COMPETITION

      The market for Comdial's products is highly competitive. Comdial competes with over 25 suppliers of small business telephone systems, many of which have significantly greater resources. Examples are Inter-Tel, Inc., Lucent Technologies, Inc., Nortel Networks, and Toshiba Corporation. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, and price. Comdial believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that Comdial provides. In marketing its telephone systems, Comdial also emphasizes quality, as evidenced by its ISO 9001 certification, and high technology features including CTI capability across its entire Impact line of digital switching systems.

      The market for voice processing systems is also competitive. Comdial believes that it is a leading supplier of PC-based voice processing systems, and that the products produced by KVT are very competitive with regard to the key factors important to end-users. These factors include reliability, memory capacity, features, ease-of-use, compliance with common industry standards, and price.

      Comdial expects that competition will continue to be intense in the markets it serves, and there can be no assurance that Comdial will be able to continue to compete successfully in the marketplace or that Comdial will be able to maintain its current dealer network.

      INTELLECTUAL PROPERTY

      From time to time, Comdial is subject to proceedings alleging infringement by Comdial of intellectual property rights of others. Such proceedings could require Comdial to expend significant sums in litigation, pay significant damages, develop non-infringing technology, or acquire licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on Comdial's business. Moreover, Comdial relies upon copyright, trademark, and trade secret protection to protect Comdial's proprietary rights in its products. There can be no assurance that these protections will be adequate to deter misappropriation of Comdial's technologies or independent third-party development of similar technologies.

      The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among competitors. Comdial itself has received claims of patent infringement from several parties which sometimes seek substantial sums. In response to prior infringement claims, Comdial has pursued and obtained nonexclusive licenses entitling Comdial to utilize certain fundamental patented functions that are widely licensed and used in the telecommunications manufacturing industry. These licenses expire upon expiration of the underlying patents.

      In order to assure that it currently owns or has adequate rights to utilize all material technologies relating to its products, Comdial attempts to diligently review all claims of infringement. Often Comdial's investigation of these claims is limited by claims' lack of specificity, the limited availability of factual information and documentation related to the claims and the expense of pursuing exhaustive patent reviews. As Comdial continues to develop new products and features in the future, it anticipates that it may receive additional claims of patent infringement. There can be no assurance that a license for any such infringed technology would be available to Comdial or, even if available, that the terms of any such license would be satisfactory.

      YEAR 2000 ISSUE

      In early 1997, Comdial established a team of people (the "Year 2000 Team") to evaluate whether, and to what extent, Comdial's business and products may be affected by the Year 2000 and potential problems caused by the inability of certain computers and microprocessors to distinguish between the year 2000 and the year 1900. Through a series of industry-recognized tests, the Year 2000 Team believes that it has identified which of Comdial's products, devices, and computerized systems contain embedded microprocessors that will require remediation or replacement because of potential Year 2000 issues. The Year 2000 Team has concluded that nearly all of Comdial's products are already Year 2000 compliant. Comdial expects that any non-compliant products that Comdial continues to sell will be compliant before the third quarter of 1999. Furthermore, Comdial is providing upgrades or taking other remedial steps to correct any non-compliant products that remain under warranty. Comdial does not expect to make any significant expenditures solely to address Year 2000 issues.

      Management believes that Comdial is properly addressing the Year 2000 issues in order to mitigate any adverse operational or financial impacts. Furthermore, Comdial has implemented a requirement that its suppliers certify that all products and services provided to Comdial are Year 2000 compliant (see
Note 14 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

      EMPLOYEES

      As of December 31, 1998, Comdial, including subsidiaries, had 919 full-time employees, of whom 564 were engaged in manufacturing, 101 in engineering, 174 in sales and support, and 80 in general management and administration. Comdial has never experienced a work stoppage and no employees are represented by labor unions. Comdial believes that its employee relations are good.

ITEM 2.  PROPERTIES

      Comdial designs, manufactures, and markets the majority of its products from a fully-integrated, approximately 500,000 square-foot manufacturing facility on a 25 acre site located in Charlottesville, Virginia. The majority of Comdial's operations and development are located at this facility, which Comdial owns. Comdial believes that its facilities are adequate both for the operation of its business as presently conducted and for expansion in the foreseeable future.

      KVT operates out of an approximately 6,200 square foot building, located in Sarasota, Florida. All other additional space used by Comdial and its subsidiaries is either leased or rental property.

      Comdial's facilities are subject to a variety of federal, state, and local environmental protection laws and regulations, including provisions relating to the discharge of materials into the environment. The cost of compliance with such laws and regulations has not had a material adverse effect upon Comdial's capital expenditures, earnings, or competitive position, and it is not anticipated to have a material adverse effect in the future.

      In 1988, Comdial voluntarily discontinued use of a concrete underground hydraulic oil and chlorinated solvent storage tank at its Charlottesville plant. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, Comdial developed a plan of remediation that was approved by the Virginia Water Control Board on January 31, 1989. The plan was later amended and approved by the Virginia Department of Environmental Quality, after which Comdial commenced the remediation efforts required thereunder.

      In October 1994, Comdial installed all required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil is deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan. As of December 31, 1998, Comdial has incurred total costs of approximately $25,000 and expects the pumping process to be completed by late 1999.

ITEM 3.  LEGAL PROCEEDINGS

     Comdial is from time to time involved in routine litigation. Comdial believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1998 to a vote of Comdial's security holders.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information is incorporated by reference on page 42 of Comdial's 1998 Annual Report to stockholders under the caption "Related Stockholders Matters." As of March 9, 1999 there were 1,475 record holders of Comdial's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     Information is incorporated by reference on page 42 of Comdial's 1998 Annual Report to stockholders under the caption "Five Year Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information is incorporated by reference on pages 21 through 25 of Comdial's 1998 Annual Report to stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information is incorporated by reference on pages 27 through 44 of Comdial's 1998 Annual Report to stockholders or filed with this Report as listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No information is required to be reported pursuant to this item.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of Comdial" on pages 6 through 8 and 10 through 12 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" on pages 12 through 21 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is incorporated by reference under the captions "Securities Ownership of Certain Beneficial Owners and Management" on pages 3 through 5 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is incorporated by reference under the caption "Family Relationships" and "Certain Relationships and Related Transactions" on pages 12 and 21 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on April 27, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) The following Consolidated Financial Statements of Comdial Corporation and its Subsidiaries are incorporated in Part II, Item 8 by reference to Comdial's 1998 Annual Report to stockholders (page references are to page numbers in Comdial's Annual Report):

                                                                   Page Number
                                                                   -----------
              Independent Auditors' Report                              26
              Report of Management                                      26

      FINANCIAL STATEMENTS:
      Consolidated Balance Sheets -
         December 31, 1998 and 1997                                     27
      Consolidated Statements of Operations -
         Years ended December 31, 1998, 1997, and 1996                  28
      Consolidated Statements of Stockholders' Equity -
         Years ended December 31, 1998, 1997, and 1996                  29
      Consolidated Statements of Cash Flows -
         Years ended December 31, 1998, 1997, and 1996                  30
      Notes to Consolidated Financial Statements -
         Years ended December 31, 1998, 1997, and 1996               31-41

2.     FINANCIAL STATEMENTS - SUPPLEMENTAL SCHEDULES:

         All of the schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

3.     EXHIBITS INCLUDED HEREIN:

         (3)  ARTICLES OF INCORPORATION AND BYLAWS:

              3.1 Certificate of Incorporation of Comdial Corporation. (Exhibits (a) Item 3.1 to Item 6 of Registrant's Form 10-Q for the period ended July 2, 1995.)*

              3.2 Certificate of Amendment of the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant's Form 10-Q for the period ended July 2, 1995.)*

              3.3 Bylaws of Comdial Corporation.(Exhibit 3.3 to Registrant's Form 10-K for the year ended December 31, 1993.)*


         (10)  MATERIAL CONTRACTS

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

             10.4       Amendment  No. 3 to the  Registrant's  1992 Stock  Incentive  Plan and
                        1992  Non-employee  Directors Stock  Incentive Plan.  (Exhibit 10.3 of
                        Registrant's Form 10-Q dated June 30, 1996.)*

             10.5       Amendment to Amendment  No. 3 to the  Registrant's  1992  Non-employee
                        Directors  Stock Incentive  Plan.  (Exhibit 10.5 to Registrant's  Form
                        10-K for the year ended December 31, 1997.)*

             10.6       Amendment  No.  4 to  the  Registrant's  1992  Stock  Incentive  Plan.
                        (Exhibit 10.6 to  Registrant's  Form 10-K for the year ended  December
                        31, 1997.)*

             10.7       Amendment No. 4 to the Registrant's 1992 Non-employee  Directors Stock
                        Incentive Plan.  (Exhibit 10.7 to Registrant's  Form 10-K for the year ended December 31, 1997.)*

             10.8       Development Agreement dated December 2, 1993 among Registrant and
                        Motorola Inc. (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 1993.)*

             10.9       Loan and Security Agreement dated February 1, 1994 among Registrant and
                        Fleet Capital Corporation formerly Barclays Business Credit, Inc. (Exhibit
                        10.13 to Registrant's Form 10-K for the year ended December 31, 1993.)*


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

             10.14      Amendment  No. 5 to the Loan and  Security  Agreement  dated March 15,
                        1998 among the  Registrant  and Fleet  Capital  Corporation.  (Exhibit
                        10.1 to  Registrant's  Form  10-Q  for the  quarter  ended  March  29,
                        1998.)*

             10.15      Amendment  No. 6 to the Loan and  Security  Agreement  dated  June 24,
                        1998 among the  Registrant  and Fleet  Capital  Corporation.  (Exhibit
                        10.1  to  Registrant's  Form  10-Q  for the  quarter  ended  June  28,
                        1998.)*

             10.16      Note dated February 5, 1997 among the Registrant and Fleet Capital
                        Corporation. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 30, 1997.)*

             10.17      The Registrant's  Executive Stock Ownership Plan effective  January 1,
                        1996.  (Exhibit  10.10 to  Registrant's  Form 10-K for the year  ended
                        December 31, 1995.)*


             10.18      Amendment No. 1 to the  Registrant's  Executive  Stock  Ownership Plan
                        dated July 31, 1997.  (Exhibit 10.17 to Registrant's Form 10-K for the
                        year ended December 31, 1997.)*

             10.19      Amendment No. 2 to the  Registrant's  Executive  Stock  Ownership Plan
                        dated January 1, 1998.  (Exhibit 10.18 to  Registrant's  Form 10-K for
                        the year ended December 31, 1997.)*

             10.20      The Registrant's Executive Severance Plan dated August 31, 1995.
                        (Exhibit 10.11 to Registrant's Form 10-K for the year ended December
                        31, 1995.)*

             10.21      Amendment No. 1 to the  Registrant's  Executive  Severance  Plan dated
                        July 31, 1997.  (Exhibit 10.19 to Registrant's  Form 10-K for the year ended December 31, 1997.)*

             10.22      Development and Purchase Agreement dated February 21, 1997 among
                        Registrant and Harris Corporation. (Exhibit 10.20 to Registrant's Form
                        10-K for the year ended December 31, 1997.)*

             10.23      FastCall  Purchase  Agreement  dated  December  31, 1997 among  Aurora
                        Systems,  Inc. and Spanlink  Communications,  Inc.  (Exhibit  10.21 to
                        Registrant's Form 10-K for the year ended December 31, 1997.)*

             10.24      Asset Purchase  Agreement dated July 14, 1998 among the Registrant and
                        Array Telecom Inc. and Array Systems  Computing Inc.  (Exhibit 10.2 to
                        Registrant's Form 10-Q for the quarter ended June 28, 1998.)*

             10.25      Second Amendment to Comdial's 401(k) Plan dated November 29, 1998.

             10.26      Credit   Agreement  dated  October  22,  1998  among   Registrant  and
                        NationsBank, N.A.

*  Incorporated by reference herein.

         (11)  SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON
               SHARE

         (13)  REGISTRANT'S 1998 ANNUAL REPORT TO STOCKHOLDERS

         (21)  SUBSIDIARIES OF THE REGISTRANT

                The following are the subsidiaries of the Registrant and all are incorporated in the state of Delaware.

                American Phone Centers, Inc.
                American Telecommunications Corporation
                Array Telecom Corporation
                Aurora Systems, Inc.
                Comdial Business Communications Corporation
                Comdial Consumer Communications Corporation
                Comdial Custom Manufacturing, Inc.
                Comdial Enterprise Systems, Inc.
                Comdial Technology Corporation
                Comdial Telecommunications, Inc.
                Comdial Telecommunications International, Inc.
                Comdial Video Telephony, Inc.
                Key Voice Technologies, Inc.
                Telecom Technologies Inc. (formerly known as Scott
                 Technologies Corporation)

         (23)  INDEPENDENT AUDITORS' CONSENT

               Accountants consent to the incorporation by reference of their report dated January 29, 1999, appearing in this Annual Report on Form 10-K of Comdial Corporation for the year ended December 31, 1998, in certain Registration Statements.

         (24)  POWER OF ATTORNEY

         (27)  FINANCIAL DATA SCHEDULE


 (b)    REPORTS ON FORM 8-K:

        The Registrant has not filed any reports on Form 8-K during the last quarter of 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1999.

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

Signature                     Title                      Date
---------                     -----                      ----

        *                    Director                 March 24, 1999
 -----------------
 ROBERT P. COLLINS

        *                    Director                 March 24, 1999
-----------------------
 BARBARA PERRIER DREYER

        *                    Vice Chairman            March 24, 1999
---------------------
 A. M. GLEASON

        *                    Director                 March 24, 1999
---------------------
 MICHAEL C. HENDERSON

        *                    Director                 March 24, 1999
---------------------
 JOHN W. ROSENBLUM

        *                    Director                 March 24, 1999
---------------------
 DIANNE C. WALKER

/s/ William G. Mustain       Chairman of the Board,   March 24, 1999
----------------------       President, and
 WILLIAM G. MUSTAIN          Chief Executive Officer


/s/ M. Funke                 Controller               March 24, 1999
----------------------
 MANFRED FUNKE

* By:/s/ William G. Mustain
-------------------------------------
  WILLIAM G. MUSTAIN, ATTORNEY-IN-FACT