Form 10-Q
period 1999-04-04
COMDIAL CORP
filed 1999-05-13
CIK 230131

United States
	            SECURITIES AND EXCHANGE COMMISSION
		              Washington, D.C.  20549

			                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       		For the quarterly period ended April 4, 1999

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

       	  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,932,413 common shares as of April 4, 1999.



	    COMDIAL CORPORATION AND SUBSIDIARIES

			                                                INDEX
                                         							    PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   April 4, 1999 and December 31, 1998               3

	   Consolidated Statements of Operations
	   for the Three Months ended
	   April 4, 1999 and March 29, 1998                  4

	   Consolidated Statements of Cash Flows
	   for the Three Months ended
	   April 4, 1999 and March 29, 1998                  5

	   Notes to Consolidated Financial Statements        6-12


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations    13-19



PART II - OTHER INFORMATION


  ITEM 3.  Quantitative and Qualitative Disclosures
	   about Market Risks                               20

  ITEM 4:  Submission of Matters to a vote by
	   Security Holders                                 20

  ITEM 6:  Exhibits and Reports on Form 8-K                 20


            COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)

                                   					 April 4,     Dec. 31,
In thousands except par value              1999         1998 *
______________________________________________________________
Assets
  Current assets
    Cash and cash equivalents              $1,796      $1,599
    Accounts receivable (less allowance    24,368      23,006
      for doubtful accounts:  1999 - $210;
      1998 - $198)
    Inventories                            20,072      21,434
    Prepaid expenses and other current
      assets                                5,084       4,815
______________________________________________________________
      Total current assets                 51,320      50,854

  Property - net                           18,044      18,023
  Goodwill                                 17,080      17,257
  Deferred tax asset - net                 13,600      14,079
  Other assets                             10,505       8,777
______________________________________________________________
      Total assets                       $110,549    $108,990
==============================================================
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                       $8,346     $11,034
    Accrued payroll and related expenses    3,009       2,942
    Accrued promotional allowances          1,034       1,877
    Other accrued liabilities               1,825       3,346
    Current maturities of debt                  4           6
______________________________________________________________
      Total current liabilities            14,218      19,205

  Long-term debt                           27,912      22,140
  Deferred tax liability                    3,065       3,123
  Other long-term liabilities               1,394       1,361
  Commitments and contingent liabilities
    (see Note H)                               -           -
______________________________________________________________
      Total liabilities                    46,589      45,829

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 1999 = 8,932;
      1998 = 8,818)                       116,527     116,039
    Other                                  (1,320)     (1,243)
    Accumulated deficit                   (51,247)    (51,635)
______________________________________________________________
      Total stockholders' equity           63,960      63,161
      Total liabilities and stockholders'
	equity                           $110,549    $108,990
==============================================================
 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.


	      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
___________________________________________________________
                         				        Three Months Ended
                           				     April 4,   March 29,
				                                  1999        1998
___________________________________________________________
Net sales                           $31,864     $29,281
Cost of goods sold                   19,163      17,394
________________________________________________________
  Gross profit                       12,701      11,887

Operating expenses
  Selling, general & administrative   8,611       7,615
  Engineering, research
    & development                     2,086       1,551
  Goodwill amortization expense         784         663
________________________________________________________
    Operating income                  1,220       2,058

Other expense
  Interest expense                      382         275
  Miscellaneous expenses - net          129         180
________________________________________________________
Income before income taxes              709       1,603
Income tax expense (benefit)            321        (236)
_________________________________________________________
Net income applicable
  to common stock                      $388      $1,839
========================================================

Earnings per common share and common
  equivalent share:
  Basic                               $0.04       $0.21
  Diluted                             $0.04       $0.20

Weighted average common shares outstanding:
  Basic                               8,939       8,779
  Diluted                             8,987       8,980


The accompanying notes are an integral part of these financial statements.



	      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

                                   					    Three Months Ended
					                                       April 4,    March 29,
In thousands                                 1999         1998
________________________________________________________________
Cash flows from operating activities:
Cash received from customers               $31,197      $26,900
  Other cash received                          167          357
  Interest received                              1           27
  Cash paid to suppliers and employees     (35,524)     (26,858)
  Interest paid on debt                       (397)        (638)
  Income taxes paid                            (52)         (45)
_________________________________________________________________
    Net cash used in operating activities   (4,608)        (257)
Cash flows from investing activities:
  Acquisition costs for Array, Aurora, and
    Key Voice Technologies                      (1)          (1)
  Proceeds received from the sale of FastCall   -            80
  Proceeds from the sale of equipment           -            31
  Capital expenditures                        (976)        (911)
________________________________________________________________
    Net cash used in investing activities     (977)        (801)
Cash flows from financing activities:
  Net borrowings under revolver              5,774        1,193
  Proceeds from issuance of common stock        12           56
  Principal payments on debt                    -        (5,389)
  Principal payments on capital
    lease obligations                           (4)         (14)
_________________________________________________________________
    Net cash provided by (used in)
      financing activities                   5,782       (4,154)
Net increase (decrease) in cash
  and cash equivalents                         197       (5,212)
Cash and cash equivalents at
  beginning of year                          1,599        5,673
________________________________________________________________
Cash and cash equivalents at end of period  $1,796         $461
================================================================

Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                    $388       $1,839
________________________________________________________________
  Depreciation and amortization              2,218        1,883
  Increase in accounts receivable           (1,362)      (3,377)
  Inventory provision                          353          602
  Decrease (increase) in inventory           1,009         (422)
  Increase in other assets                  (2,802)        (249)
  Decrease (increase) in deferred tax asset    140         (330)
  Increase (decrease) in accounts payable   (2,688)         437
  Decrease in other liabilities             (2,264)        (778)
  Increase in paid-in capital and
    other equity                               400          138
_________________________________________________________________
    Total adjustments                       (4,996)      (2,096)

Net cash used in operating activities      ($4,608)       ($257)
=================================================================

The accompanying notes are an integral part of these financial statements.


     	    COMDIAL CORPORATION AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	    THREE MONTHS ENDED APRIL 4, 1999 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

     The financial information included as of April 4, 1999, and for the three months ended April 4, 1999 and March 29, 1998 is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation ("Comdial") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1998. The consolidated financial statements for accounting periods in 1999 contained herein should be read in conjunction with the 1998 financial statements, including notes thereto, contained in Comdial's Annual Report to Stockholders for the year ended December 31, 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. The results of operations for the three months ended April 4, 1999, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

     The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of April 4, 1999. Actual results may differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $1.8 million and $3.3 million are included in accounts payable as of April 4, 1999 and December 31, 1998, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

Revenue Recognition

     Comdial recognizes revenue as products are shipped. Returned products are credited against revenues as they are received back from the customer. The only exceptions to this policy are revenues from E911 systems and from embedded software. E911 revenues are recognized when installations have been completed and embedded software revenues are not recognized until the customer requests a code from Comdial enabling the software to be activated. Comdial's reporting of software revenue meets the requirements as set forth by Statement of Position 97-2 "Software Revenue Recognition."

Other Long-lived Assets

     Long-lived assets are amortized based on the assets' useful lives. Long-lived assets are reviewed for impairment as circumstances change that might affect those assets. An impairment loss is not recognized unless a portion of the carrying amount of an asset is no longer recoverable using a test of recoverability which is based on expected future undiscounted cash flows.

Note C:  INVENTORIES_____________________________________________

     Inventories consist of the following:
_________________________________________________________________
                                   					April 4,      Dec. 31,
In thousands                             1999           1998
_________________________________________________________________
  Finished goods                        $8,851         $8,507
  Work-in-process                        2,997          3,568
  Materials and supplies                 8,224          9,359
_________________________________________________________________
     Total                             $20,072        $21,434
_________________________________________________________________

     Comdial provides reserves to cover product obsolescence and those reserves impact gross margin. Future reserves are dependent on management's estimates of the recoverability of costs of all inventory. Raw material obsolescence is mitigated by the commonality of component parts and finished goods by the low level of inventory relative to sales.

Note D:  BORROWINGS______________________________________________

     In the third quarter of 1998, Comdial and NationsBank, N.A. ("NationsBank"), entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides Comdial with a $50 million revolving credit facility and a $5 million letter of credit subfacility. Comdial used $15.8 million under the revolving credit facility (the "Revolver") to pay off (1) its total indebtedness of $10.8 million to Fleet Capital Corporation ("Fleet"), (2) $4.4 million representing amounts owed under a promissory note including interest to the former owners of KVT, and (3) $0.6 million of mortgages owed by KVT.

     Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
                               				       April 4,       Dec. 31,
In thousands                               1999           1998
__________________________________________________________________

  Revolver (1)                         $27,906        $22,132
  Capitalized leases (2)                    10             14
__________________________________________________________________
    Total debt                          27,916         22,146
  Less current maturities on debt            4              6
__________________________________________________________________
    Total long-term debt               $27,912        $22,140
_________________________________________________________________

(1) The Revolver made pursuant to the Credit Agreement with NationsBank carries an interest rate based on the LIBOR daily rate plus a specified margin. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from 0.75% to 1.50% above the LIBOR daily rate. As of April 4, 1999 and December 31, 1998, Comdial's borrowing LIBOR rates were 5.69% and 6.30%, respectively, which includes the additional applicable margin of 0.75%.

     Comdial can use the Revolver with NationsBank for working capital, equipment purchases, to finance permitted acquisitions, and for other general corporate purposes. The NationsBank Revolver (as defined in the Credit Agreement) does not require payment until August 31, 2003 with the option of possible credit extensions.

(2) Capital leases are with various financing entities and are payable based on the terms of each individual lease.

Debt Covenants

     Comdial's indebtedness to NationsBank is secured by liens on all of Comdial's properties and assets. The Credit Agreement with NationsBank contains certain financial covenants that relate to specified levels of consolidated net worth and other financial ratios. As of April 4, 1999, Comdial was in compliance with all of the covenants and terms of the Credit Agreement.

Note E:  EARNINGS PER SHARE______________________________________

     For the three months ended April 4, 1999 and March 29, 1998, earnings per common share ("EPS") were computed for both basic and diluted EPS to conform to Statement of Financial Accounting
Standards ("SFAS") No. 128.  Basic EPS for the three months
presented were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares.  For the three months ended April 4, 1999 and March 29,
1998, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. The following table discloses the quarterly information for the three months ended April 4, 1999 and March 29, 1998.
_________________________________________________________________
			Numerator      Denominator       EPS
_________________________________________________________________
                          				  Three Months
1999
Basic EPS                 $388,000      8,939,450       $0.04
Diluted                   $388,000      8,986,732       $0.04

1998
Basic EPS               $1,839,000      8,779,127       $0.21
Diluted                 $1,839,000      8,979,630       $0.20

For further detail of EPS see Exhibit 11.
___________________________________________________________________

Note F:  INCOME TAXES____________________________________________

      The components of the income tax expense (benefit) based on the liability method for the three months are as follows:
_________________________________________________________________
                            				    April 4,         March 29,
In thousands                          1999             1998
_________________________________________________________________
  Current -  Federal                   $58              $35
       	     State                     123               59
  Deferred - Federal                   191             (322)
	            State                     (51)              (8)
_________________________________________________________________
    Income tax provision (benefit)    $321            ($236)
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the nine months are summarized as follows:
_________________________________________________________________
                                    					  April 4,      March 29,
In thousands                                1999          1998
_________________________________________________________________
  Federal tax at statutory
    rate (35% in 1999 and 1998)             $239          $561
  State income taxes (net of federal
    tax benefit)                              48            38
  Nondeductible charges                       20            33
  Alternative minimum tax                      -            52
  Utilization of operating loss carryover      -          (590)
  Adjustment of valuation allowance           14          (330)
_______________________________________________________________
    Income tax provision (benefit)          $321         ($236)
_________________________________________________________________

     Net deferred tax assets of $16.8 million and $17.0 million have been recognized in the accompanying Consolidated Balance Sheets as of April 4, 1999 and December 31, 1998, respectively.  The
components of the net deferred tax assets are as follows:
_________________________________________________________________
                                   					 April 4,      Dec. 31,
In thousands                               1999          1998
_________________________________________________________________
  Total deferred tax assets              $22,846       $23,045
  Total valuation allowance               (2,966)       (2,966)
_________________________________________________________________
    Total deferred tax asset - net        19,880        20,079
  Total deferred tax liabilities          (3,065)       (3,123)
_________________________________________________________________
    Total net deferred tax asset         $16,815       $16,956
_________________________________________________________________

     Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets.

     Comdial has net operating losses ("NOLs") and tax credit carryovers of approximately $31.5 million and $1.7 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

NOTE G.  SEGMENT INFORMATION_____________________________________

     As of December 31, 1998, Comdial adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This disclosure should be read in conjunction with Comdial's financial statement notes contained in its Annual Report to Stockholders for the year ended December 31, 1998.

     During the first three months of 1999 and 1998, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 97% of sales occurring in the United States. There are no operating assets located outside the United States.

     Comdial is segmented into three product categories, each of which contributes ten percent or more to net sales. The segments are Digital Systems, Solutions and Software, and Analog and Other (which include other miscellaneous products). Each of these categories is considered a business segment, and with respect to financial performance, the costs associated with each of these segments can only be quantified and identified to the gross profit level. The expenses, and assets and liabilities attributable to corporate activity are not allocated to the operating segments. Comdial does not maintain information that would allow these costs to be broken down into the various product segments and most of the costs are universal in nature.

     The Digital Systems segment is comprised of products such as Impact, Impression, Impact Digital Expandable Systems ("DXP"), DXP Plus and the "FX Series." Digital Systems' distinguishing characteristic is that they are designed for the small office up to 500 end users and offer additional features.

     The Solutions and Software segment is comprised of Comdial's software and software application products such as Impact
Concierge, QuickQ, Avalon, and voice processing systems. These products are sold to specific industries such as hospitality, call centers, and assisted living centers.

     The Analog and Other segment is comprised of Comdial's older analog products (such as the Executech, Unisyn, ATC Terminals, and Solo), and other products such as Voice Express, MaxPlus, and Custom Manufacturing. Analog products are aimed at the small office market and emphasize price rather than features and software functionality.

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes.  The following tables show segment information for the periods ended April 4, 1999 and March 29, 1998.
___________________________________________________________________
                            				      April 4,       March 29,
(Dollars in thousands)                 1999             1998
___________________________________________________________________
Business Segment Net Revenues
  Digital Systems                    $18,503          $18,455
  Solutions and Software              10,413            8,037
  Analog and Other                     2,948            2,789
___________________________________________________________________
    Net sales                        $31,864          $29,281
___________________________________________________________________
___________________________________________________________________
				                                  April 4,       March 29,
(Dollars in thousands)                  1999            1998
Business Segment Profit
  Digital Systems                      $6,234          $6,792
  Solutions and Software                5,802           4,461
  Analog and Other                        665             634
    Gross profit                       12,701          11,887
  Operating expenses                   11,481           9,829
  Interest expense                        382             275
  Miscellaneous expense - net             129             180
    Income before income taxes           $709          $1,603
___________________________________________________________________

___________________________________________________________________
                            				      April 4,      December 31,
 (Dollars in thousands)                 1999            1998
Business Segment Assets
  Digital Systems                     $41,706         $43,286
  Solutions and Software               21,370          18,124
  Analog and Other                      5,575           6,432
  Unallocated                          41,898          41,148
      Total                          $110,549        $108,990
===================================================================
Business Segment Liabilities
  Digital Systems                        $718          $1,397
  Solutions and Software                2,238           1,750
  Analog and Other                        115             203
  Unallocated                          43,518          42,479
      Total                           $46,589         $45,829
===================================================================
___________________________________________________________________
___________________________________________________________________
				                                  April 4,       March 29,
(Dollars in thousands)                  1999           1998
Business Segment Property, Plant and Equipment
  Depreciation
    Digital Systems                      $469           $479
    Solutions and Software                 35             70
    Analog and Other                       39             39
    Unallocated                           308            184
      Total                              $851           $772
==================================================================
  Additions
    Digital Systems                      $345           $247
    Solutions and Software                 52             27
    Analog and Other                       49             16
    Unallocated                           425             76
      Total                              $871           $366
===================================================================
___________________________________________________________________

Note H:  COMMITMENTS AND CONTINGENT LIABILITIES____________________

     Management does not believe that contingent losses or potential claims arising from Year 2000 issues will have a material effect on Comdial. At one time, Comdial sold certain DOS-based systems that were not Year 2000 compliant. All systems were sold by Comdial substantially to dealers and not directly to end-users. In addition, any warranties associated with such systems have expired. Comdial has alerted all of its dealers to this potential problem and has provided instructions to the dealers on how to remedy the problem. Comdial cannot predict whether the failure of such systems to be Year 2000 compliant will result in any litigation against Comdial.


     	    COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	 CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 1999 reporting basis (see Note A to the Consolidated Financial Statements).

     Comdial is a Delaware corporation based in Charlottesville, Virginia. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq?") in the National Market? under the symbol, CMDL.

Results of Operations

     Selected consolidated statements of operations for the first three months of 1999 and 1998 are as follows:
_________________________________________________________________
                                   					  April 4,     March 29,
In thousands                                1999          1998
_________________________________________________________________
Business Segment Sales:
Digital Systems                           $18,503       $18,455
Solutions and Software                     10,413         8,037
Analog and Other                            2,948         2,789
Net Sales                                  31,864        29,281
Cost of sales                              19,163        17,394
Gross profit                               12,701        11,887
Selling, general & administrative           8,611         7,615
Engineering, research & development         2,086         1,551
Goodwill amortization                         784           663
Interest expense                              382           275
Miscellaneous expense - net                   129           180
Income before income taxes                    709         1,603
Income tax expense (benefit)                  321          (236)
Net income applicable to common stock        $388        $1,839
Earnings per common share and common
  equivalent share:  basic                  $0.04         $0.21
__________________________________________________________________

  Revenue and Earnings

First Quarter 1999 vs. 1998

     Comdial's net income decreased by 79% for the first quarter of 1999 to $0.4 million when compared with $1.8 million for the same period in 1998. This decrease is primarily attributable to the additional operating expenses incurred in the first quarter of 1999. Income before income taxes for the first quarter of 1999 decreased by 56% to $0.7 million, as compared with $1.6 million for the comparable period in 1998.

     Net sales increased by 9% for the first quarter of 1999 to $31.9 million, compared with $29.3 million in the first quarter of 1998. This increase was primarily attributable to the increase in solutions and software product sales.

     Gross profit increased by 7% for the first quarter of 1999 to $12.7 million, compared with $11.9 million in the first quarter of 1998. Gross profit, as a percentage of sales, decreased slightly from 41% for the first quarter of 1998 to 40% for the same period of 1999. This decrease was due to (1) lower margins on the Impact FXS product (Digital segment), which was introduced at the end of the fourth quarter of 1998 at introductory rates and (2) software activation on the Impact FXS was slower than anticipated.

     Selling, general and administrative expenses increased by 13% to $8.6 million, compared with $7.6 million in the first quarter of 1998. This increase was due to additional sales and marketing personnel to support Comdial's future growth along with additional costs associated with the acquisition of Array Telecom Corporation ("Array") in the third quarter of 1998.

     Engineering, research and development expenses for the first quarter of 1999 increased by 34% to $2.1 million compared with $1.6 million for the first quarter of 1998. This increase was due to additional engineering personnel and additional costs associated with Array.

     Goodwill amortization expense increased for the first quarter of 1999 by 18% to $0.8 million, compared with $0.7 million for the first quarter of 1998. This increase was due to the additional amortization expenses associated with the Array acquisition.

      Interest expense increased by 39% for the first quarter of 1999 to $0.4 million compared with $0.3 million in the first quarter of 1998. This increase was due to higher average debt levels on Comdial's revolving credit facility.

      Miscellaneous expense decreased by 28% for the first quarter of 1999 to $0.1 million, compared with $0.2 million for the first quarter of 1999. This decrease was primarily due to decreases in cash discounts allowed by Comdial to its customers.

     Income tax expense (benefit) reflected an expense for the first quarter of 1999 of $0.3 million compared with a tax benefit of $0.2 million for the first quarter of 1998. This increase in tax expenses was primarily due to Comdial recognizing all its tax benefits of net operating losses ("NOLs") in the third quarter of 1998 (see Note F to the Consolidated Financial Statements). In the future, Comdial's tax expense will track with its income at a normal tax rate. Comdial will continue to pay taxes at the alternative minimum tax rate ("AMT") for all of 1999 with the additional tax expense reducing Comdial's deferred tax asset generated by the recognition of its NOLs.

Liquidity

     Comdial's financial position continues to improve when compared to previous years. In 1998, Comdial entered into a new financing arrangement with NationsBank, N.A. ("NationsBank") that provides a line of credit up to $50 million. Comdial's continual improvement in its financial position along with the additional line of credit allows Comdial to make necessary and desirable capital expenditures and investments to expand into new high growth markets in the telecommunications industry.

     The following table sets forth Comdial's cash and cash
equivalents, current maturities on debt, and working capital at the dates indicated:
_________________________________________________________________
                            				       April 4,     December 31,
In thousands                             1999          1998
_________________________________________________________________
Cash and cash equivalents               $1,796        $1,599
Current maturities on debt                   4             6
Working capital                         37,102        31,649
_________________________________________________________________

     For the first three months of 1999, all operating cash requirements were funded through a $50 million revolving credit facility (the "Revolver") provided by NationsBank Credit Agreement (the "Credit Agreement"). Comdial reports the revolver activity on a net basis in the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft. As of April 4, 1999, Comdial's cash and cash equivalents were slightly higher than December 31, 1998 by $0.2 million, due to the timing of the deposits received at end of the period.

     Working capital as of April 4, 1999, increased by $5.5 million when compared to December 31, 1998. This increase was primarily due to increases in accounts receivable and the reduction of accounts payable and other liabilities.

     Capital additions for the first three months of 1999 were approximately $0.9 million. Capital additions were used to help Comdial introduce new products as well as improve quality and reduce costs associated with new and existing products. Capital additions were funded by cash generated from operations and borrowing from the revolver. Cash expenditures for capital additions for the first three months of 1999 and 1998, were $1.0 million and $0.9 million, respectively. Management anticipates that approximately $8 million will be spent on capital additions during 1999. These additions will help Comdial meet its commitments to its customers by developing new products as well as increasing its capacity to produce high-tech products for the future. Comdial plans to fund all additions primarily through cash generated by operations along with some borrowing from the Revolver.

     Comdial has a commitment from NationsBank for the issuance of letters of credit in an aggregate amount not to exceed $5 million at any one time. On April 4, 1999, the amount of commitments under the letter of credit facility with NationsBank was $0.1 million.

      Accounts Receivable as of April 4, 1999, increased by $1.4 million compared with December 31, 1998, primarily due to (1) record breaking sales in the first quarter of 1999 and (2) the majority of those sales occurring in the latter stages of the quarter. Inventory decreased in the first quarter of 1999 by $1.4 million due to the additional shipments for product sales at the end of the quarter and the timing of incoming production material receipts. Other assets increased by $1.7 million due to software development costs associated with new products and costs associated with the Array product development.

     Accounts payable as of April 4, 1999, decreased by $2.7 million when compared to December 31, 1998. This decrease was primarily due to the timing of incoming material receipts for production. Accrued promotional allowances as of April 4, 1999, decreased by $0.8 million when compared to December 31, 1998. This decrease was primarily due to Comdial paying the volume discount earned by its major distributors for 1998 sales. Other accrued liabilities as of April 4, 1999, decreased by $1.5 million partially due to Comdial paying costs associated with 1998 annual incentives awarded to its directors and officers.

Long-term Debt, Including Current Maturities

     In the third quarter of 1998, Comdial and NationsBank entered into the Credit Agreement. NationsBank agreed to provide Comdial with a $50 million revolving credit facility and a $5 million letter of credit subfacility. Comdial used $15.8 million under the Revolver to pay off (1) its remaining indebtedness to Fleet Capital Corporation of $10.8 million, (2) amounts owed under Comdial's promissory note including interest to the former owners of KVT of $4.4 million, and (3) mortgages owed by KVT of $0.6 million.

     As of April 4, 1999, long-term debt increased by $5.8 million due to paying liabilities that related to 1998 along with an increase in accounts receivable. See Note D to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

     Comdial believes that income from operations combined with amounts available from Comdial's current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future.

Other Financial Information

     During the first three months of 1999 and 1998, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

Year 2000

     In early 1997, Comdial established a team (the "Year 2000 Team"), to evaluate whether, and to what extent, Comdial's products, information technology systems, facilities and production and distribution infrastructure may be affected by the Year 2000 and potential problems caused by the inability of certain computers and microprocessors to distinguish between the year 2000 and the year 1900.

State of Readiness: Comdial believes it has identified the Year 2000 issues that could potentially affect its business and has developed plans to address such problems. Through a series of industry-recognized tests, the Year 2000 Team believes that it has identified which of Comdial's products, devices, and computerized systems contain embedded microprocessors will require remediation or replacement because of potential Year 2000 issues. The Year 2000 Team has concluded that nearly all of Comdial's products are already Year 2000 compliant. Comdial expects that any non-compliant products that Comdial continues to sell will be compliant by the third quarter of 1999. Furthermore, Comdial is providing upgrades, or taking other remedial steps, to correct any non-compliant products that remain under warranty. In addition, Comdial's manufacturing division has performed Year 2000 testing and found all equipment to be functioning as required.

      Comdial continues to monitor and review any new issues that may arise concerning Year 2000. Furthermore, Comdial has implemented a requirement that its suppliers certify that all products, supplier's purchased products, and services provided to Comdial will not be adversely affected by the Year 2000.  Comdial has divided its suppliers into three categories with respect to Year
2000 compliance: (1) non-critical component suppliers,  (2)
critical component suppliers, and (3) sole source critical component suppliers. As of the end of the first quarter of 1999, Comdial received written confirmation of Year 2000 compliance for all three categories of approximately 99%. Comdial continues to follow-up with suppliers to ensure they comply with Comdial's requirements and that they provide Comdial with the proper verification. Comdial also plans to perform on-site audits of some of the sole source suppliers that are critical to Comdial's operations, which should be completed by the fourth quarter of 1999.

Costs: Comdial estimates that it will incur approximately $0.4 million in additional expenses to remedy the remaining Year 2000 issues. This cost includes testing, new software, maintenance of existing software, PC replacements, and consultants. On an ongoing basis, Comdial has been replacing existing in-house systems to improve efficiency and to address the Year 2000 issue. Such replacements are projected to be complete in the first half of 1999. As of April 4, 1999, cumulative costs incurred by Comdial specifically for the Year 2000 totaled an aggregate of $0.1 million.

Risks: There are various potential risks that could be associated with the failure of Comdial's business or the business of significant third-party suppliers of Comdial to be Year 2000 ready. The possible failure of internal information systems to be Year 2000 ready could result in some interruptions or disruptions of business. The possible failure of manufacturing facilities to be Year 2000 ready could result in impaired manufacturing processes with delays in delivery of products until non-compliant components or conditions can be remedied or replaced. Finally, risks of major failures of Comdial's products could include adverse functional impacts experienced by customers, the costs and resources for Comdial to remedy such problems or replace non-compliant products under warranty and delays in delivery of new products. While Comdial believes that it is taking appropriate actions to respond to and resolve potential Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse affect on Comdial.

Contingency Plans: If the current sole source suppliers cannot give Comdial certification or corrective action for Year 2000 compliance, Comdial plans to develop and use alternative vendors. Comdial, as of April 4, 1999, has received certification that all of its major suppliers are or will be Year 2000 compliant not later than the third quarter of 1999. Management believes that Comdial is properly addressing the Year 2000 issue in order to mitigate any adverse operational or financial consequences.

Current Pronouncements

     In the third quarter of 1998, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Comdial does not participate in any financial instruments that it considers to meet the definition of a derivative or hedging activity, and therefore, it is not expected that this statement will have any affect on Comdial's financial statements.

"SAFE HABOR" STATEMENT UNDER THE PRIVATE SECURITIES LIGITATION
REFORM ACT OF 1995

     Comdial's report may contain some forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     "Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments."

             COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a vote by Security Holders

(a) On April 27, 1999, Comdial held its annual meeting of shareholders in the Customer Conference Center within its own facility located at 1180 Seminole Trail, Charlottesville, Virginia 22901. The following matters were voted upon:

	1. The following directors were elected to serve three year terms: Barbara Perrier Dreyer, Robert E. Spekman and Dianne C. Walker.

	   Directors whose term of office continued after the meeting: Robert P. Collins, A. M. Gleason, William G.
	   Mustain and John W. Rosenblum.

	2. The firm of Deloitte & Touche LLP was approved as the independent public auditors of Comdial.

	Shares of Common Stock were voted as follows:

	Item 1: (Election of Board of Directors)
	For -        6,873,383
	Against -      109,837
	Abstain -           -
	Not Voted -  1,877,163

			               Total Vote For   Total Vote Withheld
	Barbara P. Dreyer   6,841,718          141,503
	Robert E. Spekman   6,868,211          115,010
	Dianne C. Walker    6,787,738          195,483

	Item 2: (Selection of Independent Auditors)
	For -        6,926,261
	Against -       49,038
	Abstain -        7,921
	Not Voted -  1,877,163

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

                            				   Comdial Corporation
				                               (Registrant)

Date:  May 13, 1999                By: /s/ Manfred Funke
                            				   Manfred Funke
				                               Controller and
				                               Acting Chief Financial Officer