Form 10-Q
period 1999-07-04
COMDIAL CORP
filed 1999-08-17
CIK 230131

United States
		 SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

			       FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended July 4, 1999

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

		  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,934,414 common shares as of July 4, 1999.

------------------------------------------------------------------------------
		    COMDIAL CORPORATION AND SUBSIDIARIES

				   INDEX
	            						     PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	     Consolidated Balance Sheets as of
	     July 4, 1999 and December 31, 1998                3

	     Consolidated Statements of Operations
	     for the Three and Six Months ended
	     July 4, 1999 and June 28, 1998                    4

	     Consolidated Statements of Cash Flows
	     for the Six Months ended
	     July 4, 1999 and June 28, 1998                    5

	     Notes to Consolidated Financial Statements        6-13


  ITEM 2:  Management's Discussion and Analysis of
	     Financial Condition and Results of Operations    14-21



PART II - OTHER INFORMATION


  ITEM 3:  Quantitative and Qualitative Disclosures
	     about Market Risks                               22

  ITEM 6:  Exhibits and Reports on Form 8-K                 22

--------------------------------------------------------------------------
		COMDIAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Consolidated Balance Sheets - (Unaudited)
_________________________________________________________________________
						             July 4,     Dec. 31,
In thousands except par value                     1999         1998
_________________________________________________________________________
Assets
  Current assets
    Cash and cash equivalents                    $2,513      $1,599
    Accounts receivable (less allowance          26,757      23,006
      for doubtful accounts:  1999 - $445;
      1998 - $198)
    Inventories                                  18,439      21,434
    Prepaid expenses and other current
      assets                                      5,003       4,815
 ________________________________________________________________________
      Total current assets                       52,712      50,854

  Property - net                                 18,130      18,023
  Goodwill                                       12,801      14,079
  Deferred tax asset - net                       16,368      17,257
  Other assets                                   11,445       8,777
_________________________________________________________________________
      Total assets                             $111,456    $108,990
=========================================================================
_________________________________________________________________________
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                             $9,715     $11,034
    Accrued payroll and related expenses          2,832       2,942
    Accrued promotional allowances                1,444       1,877
    Other accrued liabilities                     2,191       3,346
    Current maturities of debt                        4           6
________________________________________________________________________
      Total current liabilities                  16,186      19,205

  Long-term debt                                 25,441      22,140
  Deferred tax liability                          2,968       3,123
  Other long-term liabilities                     1,445       1,361
  Commitments and contingent liabilities
    (see Note H)                                     -           -
________________________________________________________________________
      Total liabilities                          46,040      45,829

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 1999 = 8,934;
      1998 = 8,818)                             116,614     116,039
    Other                                        (1,242)     (1,243)
    Accumulated deficit                         (49,956)    (51,635)
________________________________________________________________________
      Total stockholders' equity                 65,416      63,161
      Total liabilities and stockholders'
	  equity                                 $111,456    $108,990
========================================================================
The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------
		 COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
______________________________________________________________________________
				             Three Months Ended     Six Months Ended
				              July 4,  June 28,    July 4,  June 28,
				               1999      1998       1999      1998
______________________________________________________________________________
Net sales                            $35,743   $31,317    $67,607   $60,598
Cost of goods sold                    20,088    19,101     39,251    36,495
______________________________________________________________________________
  Gross profit                        15,655    12,216     28,356    24,103

Operating expenses
  Selling, general & administrative   10,026     7,545     18,637    15,160
  Engineering, research
    & development                      2,338     1,493      4,424     3,044
  Goodwill amortization expense          799       683      1,583     1,346
______________________________________________________________________________
    Operating income                   2,492     2,495      3,712     4,553

Other expense
  Interest expense                       377       273        759       548
  Miscellaneous expenses (income)- net   (28)       14        101       194
______________________________________________________________________________
Income before income taxes             2,143     2,208      2,852     3,811
Income tax expense                       852       350      1,173       114
______________________________________________________________________________
Net income applicable
  to common stock                     $1,291    $1,858     $1,679    $3,697
==============================================================================


Earnings per common share and common
  equivalent share:
  Basic                                $0.14     $0.21      $0.19     $0.42
  Diluted                              $0.14     $0.20      $0.19     $0.41

Weighted average common shares outstanding:
  Basic                                8,948     8,810      8,944     8,762
  Diluted                              8,986     9,125      8,985     9,037


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

		    COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

	         					            Six Months Ended
						                 July 4,     June 28,
In thousands                                          1999         1998
___________________________________________________________________________
Cash flows from operating activities:
  Cash received from customers                       $64,986      $58,147
  Other cash received                                    770          493
  Interest received                                        4           28
  Cash paid to suppliers and employees               (65,472)     (57,831)
  Interest paid on debt                                 (790)        (785)
  Income taxes paid                                     (215)        (426)
___________________________________________________________________________
    Net cash used in operating activities               (717)        (374)
Cash flows from investing activities:
  Acquisition costs for Array Telecom Corp. and
    Key Voice Technologies, Inc.                          (1)          (4)
  Proceeds received from the sale of FastCall             -           178
  Proceeds from the sale of equipment                      1          100
  Capital expenditures                                (1,682)      (2,057)
___________________________________________________________________________
    Net cash used in investing activities             (1,682)      (1,783)
Cash flows from financing activities:
  Net borrowings under Revolving Credit Facility       3,304        2,500
  Proceeds from issuance of common stock                  14          248
  Principal payments on debt                              -        (5,893)
  Principal payments on capital
    lease obligations                                     (5)         (35)
___________________________________________________________________________
    Net cash provided by (used in)
      financing activities                             3,313       (3,180)
___________________________________________________________________________
Net increase (decrease) in cash
  and cash equivalents                                   914       (5,337)
Cash and cash equivalents at
  beginning of year                                    1,599        5,673
___________________________________________________________________________
Cash and cash equivalents at end of period            $2,513         $336
===========================================================================


Reconciliation of net income to net cash used in operating activities:

Net income                                            $1,679       $3,697
___________________________________________________________________________
  Depreciation and amortization                        4,557        3,734
  Increase in accounts receivable                     (3,751)      (5,303)
  Inventory provision                                    918        1,293
  Decrease (increase) in inventory                     2,077          (85)
  Increase in other assets                            (4,583)      (2,578)
  Decrease (increase) in deferred tax asset              756         (330)
  Decrease in accounts payable                        (1,319)      (1,295)
  Decrease in other liabilities                       (1,614)        (156)
  Increase in paid-in capital and other equity           563          649
___________________________________________________________________________
    Total adjustments                                 (2,396)      (4,071)
___________________________________________________________________________
Net cash used in operating activities                  ($717)       ($374)
===========================================================================

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
			COMDIAL CORPORATION AND SUBSIDIARIES
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		     SIX MONTHS ENDED JULY 4, 1999 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

     The financial information included as of July 4, 1999, and for the three and six months ended July 4, 1999 and June 28, 1998 is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation ("Comdial") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1998. The consolidated financial statements for accounting periods in 1999 contained herein should be read in conjunction with the 1998 financial statements, including notes thereto, contained in Comdial's Annual Report to Stockholders for the year ended December 31, 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. The results of operations for the six months ended July 4, 1999, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________
     The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses.
GAAP also requires disclosure of contingent assets and liabilities as of July 4, 1999. Actual results may differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $3.0 million and $3.3 million are included in accounts payable as of July 4, 1999 and December 31, 1998, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note D). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

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

Other Long-lived Assets

     Long-lived assets are amortized based on the assets' useful lives. Long-lived assets are reviewed for impairment as circumstances change that might affect those assets. An impairment loss is not recognized unless a portion of the carrying amount of an asset is no longer recoverable using a test of recoverability that is based on expected future undiscounted cash flows.

Note C:  INVENTORIES
__________________________________________________________________________

Inventories consist of the following:
__________________________________________________________________________
					          July 4,      Dec. 31,
In thousands                             1999           1998
__________________________________________________________________
  Finished goods                        $8,748         $8,507
  Work-in-process                        2,620          3,568
  Materials and supplies                 7,071          9,359
				              ________________________
     Total                             $18,439        $21,434
__________________________________________________________________________

     Comdial provides reserves to cover product obsolescence and those reserves impact gross margin. Future reserves are dependent on management's estimates of the recoverability of costs of all inventory. Raw material obsolescence is mitigated by the commonality of component parts and finished goods by the low level of inventory relative to sales.

Note D:  BORROWINGS
________________________________________________________________________
     In the third quarter of 1998, Comdial and NationsBank, N.A. ("NationsBank"), entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides Comdial with a $50 million revolving credit facility and a $5 million letter of credit subfacility. Comdial used $15.8 million under the revolving credit facility (the "Revolver") to pay off (1) its total indebtedness of $10.8 million to Fleet Capital Corporation ("Fleet"), (2) $4.4 million representing amounts owed under a promissory note including interest to the former owners of Key Voice Technologies, Inc.
("KVT"), and (3) $0.6 million of mortgages owed by KVT.

     Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
					          July 4,       Dec. 31,
In thousands                             1999           1998
_________________________________________________________________

Revolving Credit Facility (1)        $25,436        $22,132
  Capitalized leases (2)                     9             14
				             __________________________
    Total debt                          25,445         22,146
  Less current maturities on debt            4              6
				             __________________________
    Total long-term debt               $25,441        $22,140
_________________________________________________________________

(1) The Revolver made pursuant to the Credit Agreement with NationsBank carries an interest rate based on the LIBOR daily rate plus a specified margin. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from 0.75% to 1.50% above the LIBOR daily rate. As of July 4, 1999 and December 31, 1998, Comdial's LIBOR based borrowing rates were 5.99% and 6.30%, respectively, which includes the additional applicable margin of 0.75%.

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

Debt Covenants

     Comdial's indebtedness to NationsBank is secured by liens on all of Comdial's properties and assets. The Credit Agreement with NationsBank contains certain financial covenants that relate to specified levels of consolidated net worth and other financial ratios. As of July 4, 1999, Comdial was in compliance with all of the covenants and terms of the Credit Agreement.

Note E:  EARNINGS PER SHARE
_______________________________________________________________________
     For the three and six months ended July 4, 1999 and June 28,
1998, earnings per common share ("EPS") were computed for both basic and diluted EPS to conform to Statement of Financial
Accounting Standards ("SFAS") No. 128.  Basic EPS for the three and six months presented were computed by dividing net income
applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares. For the three and six months ended July 4, 1999 and June 28, 1998, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable,
primarily from stock options. The following table discloses the quarterly information for the three and six months ended July 4,
1999 and June 28, 1998.
_________________________________________________________________
			      Numerator      Denominator       EPS
_________________________________________________________________
Three Months
1999
Basic EPS               $1,291,000      8,948,304       $0.14
Diluted                 $1,291,000      8,985,774       $0.14

1998
Basic EPS               $1,858,000      8,809,817       $0.21
Diluted                 $1,858,000      9,124,681       $0.20

Six Months
1999
Basic EPS               $1,679,000      8,943,912       $0.19
Diluted                 $1,679,000      8,985,223       $0.19

1998
Basic EPS               $3,697,000      8,762,139       $0.42
Diluted                 $3,697,000      9,037,404       $0.41

For further detail of EPS see Exhibit 11.
___________________________________________________________________

Note F:  INCOME TAXES
___________________________________________________________________
     The components of the income tax expense (benefit) based on the liability method for the six months are as follows:
__________________________________________________________________
				             July 4,         June 28,
In thousands                          1999             1998
__________________________________________________________________
  Current -  Federal                  $247             $245
	       State                     169              199
  Deferred - Federal                   703             (322)
	       State                      54               (8)
		    		          ___________________________
    Income tax provision            $1,173             $114
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the six months are summarized as follows:
_________________________________________________________________
					             July 4,      June 28,
In thousands                                1999          1998
_________________________________________________________________
  Federal tax at statutory
    rate (35% in 1999 and 1998)             $998        $1,334
  State income taxes (net of federal
    tax benefit)                             145           129
  Nondeductible charges                       10            66
  Alternative minimum tax                      -           164
  Utilization of operating loss carryover      -        (1,249)
  Adjustment of valuation allowance            -          (330)
  Other adjustments                           20             -
					           _______________________
    Income tax provision                  $1,173          $114
_________________________________________________________________

     Net deferred tax assets of $16.2 million and $17.0 million have been recognized in the accompanying Consolidated Balance Sheets as of July 4, 1999 and December 31, 1998, respectively. Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Comdial has recognized the deferred tax assets, because it is management's belief that Comdial will more likely than not utilize the net operating losses ("NOLs") before they expire.

     Comdial has NOLs and tax credit carryovers of approximately
$27.0 million and $1.8 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

     The components of the net deferred tax assets are as follows:
______________________________________________________________________
					            July 4,      Dec. 31,
In thousands                               1999          1998
______________________________________________________________________
  Total deferred tax assets              $22,133       $23,045
  Total valuation allowance               (2,966)       (2,966)
				               ___________________________
    Total deferred tax asset - net        19,167        20,079
  Total deferred tax liabilities          (2,968)       (3,123)
				               ___________________________
    Total net deferred tax asset         $16,199       $16,956
_______________________________________________________________________

NOTE G.  SEGMENT INFORMATION
_________________________________________________________________________
     As of December 31, 1998, Comdial adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information." This disclosure should be read in conjunction with Comdial's financial statement notes contained in its Annual Report to Stockholders for the year ended
December 31, 1998.

     During the first six months of 1999 and 1998, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States. There are no operating assets located outside the United States.

     Comdial is segmented into three product categories, each of which contributes ten percent or more to net sales. The segments are Digital Systems, Solutions and Software, and Analog and Other (which includes other miscellaneous products). Each of these categories is considered a business segment, and with respect to financial performance, the costs associated with each of these segments can only be quantified and identified to the gross profit level. The expenses, and assets and liabilities attributable to corporate activity are not allocated to the operating segments. Comdial does not maintain information that would allow these costs to be broken down into the various product segments and most of the costs are universal in nature.

     The Digital Systems segment is comprised of products such as Impact, Impression, Impact Digital Expandable Systems ("DXP"), DXP Plus and the "FX Series." Digital Systems' distinguishing characteristic is that they are designed for the small office (up to 500 end users) and offer additional features.

     The Solutions and Software segment is comprised of Comdial's software and software application products such as Impact
Concierge, QuickQ, Avalon, and voice processing systems. These products are sold to specific markets such as hospitality, call centers, and assisted living.

     The Analog and Other segment is comprised of Comdial's older analog products (such as Executech, Unisyn, ATC Terminals, and
Solo), and other products such as Voice Express, MaxPlus, and Custom Manufacturing. Analog products are aimed at the small office market and emphasize price rather than features or software functionality.

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The following tables show segment information for the periods ended July 4, 1999 and June 28, 1998.
__________________________________________________________________________
				               July 4,       June 28,
(Dollars in thousands)                  1999           1998
__________________________________________________________________________
Business Segment Net Revenues
  Digital Systems                     $40,002        $38,189
  Solutions and Software               21,720         16,433
  Analog and Other                      5,885          5,976
				           ____________________________
    Net sales                         $67,607        $60,598
__________________________________________________________________________

__________________________________________________________________________
				               July 4,       June 28,
(Dollars in thousands)                  1999           1998
__________________________________________________________________________
Business Segment Profit
  Digital Systems                     $14,485        $13,833
  Solutions and Software               12,537          9,117
  Analog and Other                      1,334          1,153
				           _____________________________
    Gross profit                       28,356         24,103
  Operating expenses                   24,644         19,550
  Interest expense                        759            548
  Miscellaneous expense - net             101            194
				            ___________________________
    Income before income taxes         $2,852         $3,811
_________________________________________________________________________
_________________________________________________________________________
				                July 4,    December 31,
 (Dollars in thousands)                  1999         1998
_________________________________________________________________________
Business Segment Assets
  Digital Systems                      $45,360       $43,286
  Solutions and Software                23,915        18,124
  Analog and Other                       5,809         6,432
  Unallocated                           36,372        41,148
				            ___________________________
      Total                           $111,456      $108,990

Business Segment Liabilities
  Digital Systems                       $1,085        $1,397
  Solutions and Software                 2,169         1,750
  Analog and Other                         140           203
  Unallocated                           42,646        42,479
				             ___________________________
      Total                            $46,040       $45,829
_______________________________________________________________________
_______________________________________________________________________
				               July 4,        June 28,
(Dollars in thousands)                  1999            1998
_______________________________________________________________________
Business Segment Property, Plant and Equipment
  Depreciation
    Digital Systems                       $963          $877
    Solutions and Software                 158           127
    Analog and Other                        84            79
    Unallocated                            525           319
				             ___________________________
      Total                             $1,730        $1,402

  Capital Additions
    Digital Systems                       $630        $1,052
    Solutions and Software                 153           200
    Analog and Other                        63            68
    Unallocated                            965           146
				             __________________________
      Total                             $1,811        $1,466
_________________________________________________________________________

Note H:  COMMITMENTS AND CONTINGENT LIABILITIES
_________________________________________________________________________
     Management does not believe that contingent losses or potential claims arising from Year 2000 issues will have a material effect on Comdial. At one time, Comdial sold certain DOS-based systems that were not Year 2000 compliant. All systems were sold by Comdial to dealers and not directly to end-users. In addition, any warranties associated with such systems have expired. Comdial has alerted all of its dealers to this potential problem and has provided instructions to the dealers on how to remedy the problem. Comdial cannot predict whether the failure of such systems to be Year 2000 compliant will result in any litigation against Comdial.

     Comdial has received correspondence from Lucent Technologies,
Inc. ("Lucent") inviting Comdial to negotiate a license agreement regarding Lucent's patents.  Lucent has asserted that certain
Comdial products infringe on certain Lucent patents.  Comdial is currently assessing Lucent's claims to determine whether they have any merit. Comdial's potential liability in this matter, if any, cannot be determined at this time.  If it is subsequently
determined that Comdial's products do infringe on Lucent's patents, it could have a material adverse effect on Comdial's financial condition.
-------------------------------------------------------------------------
		  COMDIAL CORPORATION AND SUBSIDIARIES

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

Results of Operations

     Selected consolidated statements of operations for the first six months of 1999 and 1998 are as follows:
______________________________________________________________________
					              July 4,     June 28,
In thousands                                 1999        1998
______________________________________________________________________
Business Segment Sales:
  Digital Systems                          $40,002     $38,189
  Solutions and Software                    21,720      16,433
  Analog and Other                           5,885       5,976
				               _________________________
    Net Sales                               67,607      60,598

Cost of sales                               39,251      36,495
Gross profit                                28,356      24,103
Selling, general & administrative           18,637      15,160
Engineering, research & development          4,424       3,044
Goodwill amortization                        1,583       1,346
Interest expense                               759         548
Miscellaneous expense - net                    101         194
				               __________________________
  Income before income taxes                 2,852       3,811
Income tax expense                           1,173         114
				               __________________________
  Net income applicable to common stock     $1,679      $3,697
Earnings per common share and common
  equivalent share:  basic                   $0.19       $0.42
___________________________________________________________________________

  Revenue and Earnings

Second Quarter 1999 vs. 1998

     Comdial continued to show growth in sales and gross profit margin as a percentage of sales for the second quarter of 1999. Comdial's net sales increased by 14% for the second quarter of 1999 to $35.7 million, compared with $31.3 million in the second quarter of 1998. This increase was primarily attributable to the increase in digital systems and solutions and software product sales.

     Gross profit increased by 28% for the second quarter of 1999 to $15.7 million, compared with $12.2 million in the second quarter of 1998. Gross profit, as a percentage of sales, increased from 39% for the second quarter of 1998 to 44% for the same period of 1999. This increase was due to (1) higher margins on Impact systems and phones (Digital segment) and (2) the continuing transition to higher margin product sales of solution and software systems.

     Selling, general and administrative expenses increased for the second quarter of 1999 by 33% to $10.0 million, compared with $7.5 million in the second quarter of 1998. This increase was due to additional sales and marketing personnel to support Comdial's future growth along with additional costs associated with the acquisition of Array Telecom Corporation ("Array") in the third quarter of 1998.

      Engineering, research and development expenses for the second quarter of 1999 increased by 57% to $2.3 million, compared with $1.5 million for the second quarter of 1998. This increase was due to additional engineering personnel and additional costs associated with Array.

      Goodwill amortization expense increased for the second quarter of 1999 by 17% to $0.8 million, compared with $0.7 million for the second quarter of 1998. This increase was due to the additional amortization expenses associated with the Array acquisition.

     Interest expense increased by 38% for the second quarter of 1999 to $0.4 million, compared with $0.3 million in the second quarter of 1998. This increase was due to higher average debt levels on Comdial's revolving credit facility.

     Income tax expense increased for the second quarter of 1999 to $0.9 million, compared with $0.4 million for the second quarter of 1998. This increase in tax expense was primarily due to Comdial recognizing a deferred tax asset expense of $0.6 million for the second quarter of 1999, compared with nothing for the same period of 1998.

     Comdial's net income decreased by 31% for the second quarter of 1999 to $1.3 million, compared with $1.9 million for the same period in 1998. This decrease is primarily attributable to the additional tax expenses incurred in the second quarter of 1999. Income before income taxes for the second quarter of 1999 decreased by 3% to $2.1 million compared with $2.2 million for the second quarter of 1998.


Six Months of 1999 vs. 1998

     Comdial's growth continues in several important key areas such as sales and gross profit margin as a percentage of sales. Net sales increased by 12% for the first six months of 1999 to $67.6 million, compared with $60.6 million in the first six months of 1998. This increase was primarily attributable to the increase in digital product sales (such as the FX Impact products) by 5% and solutions and software products by 32%. Solutions and software product sales increase was primarily attributable to the increase in National Account sales.

     Gross profit increased by 18% for the first six months of 1999 to $28.4 million, compared with $24.1 million in the first six months of 1998. Gross profit, as a percentage of sales, increased from 40% for the first six months of 1998 to 42% for the same period of 1999. This increase was primarily due to higher volume of sales of solutions and software products that contain higher margins.

     Selling, general and administrative expenses increased by 23% to $18.6 million, compared with $15.2 million in the first six months of 1998. This increase was due to additional costs of: (1) sales personnel to support Comdial's future growth in National Accounts, (2) marketing personnel to help promote Comdial's products through additional advertising and product promotions, (3) a national advertising agency to promote Comdial and its products, and (4) personnel and associated expenses related to the 1998 acquisition of Array.

     Engineering, research and development expenses for the first six months of 1999 increased by 45% to $4.4 million compared with $3.0 million for the first six months of 1998. This increase was due to additional engineering personnel and additional costs associated with Array.

     Goodwill amortization expense increased for the first six months of 1999 by 18% to $1.6 million, compared with $1.3 million for the first six months of 1998. This increase was due to the additional amortization expenses associated with the Array acquisition.

      Interest expense increased by 39% for the first six months of 1999 to $0.8 million compared with $0.5 million in the first six months of 1998. This increase was due to higher average debt levels on Comdial's revolving credit facility (the "Revolver").
The increase in the Revolver is primarily attributable to the additional borrowing associated with the Array acquisition.

      Miscellaneous expense decreased by 48% for the first six months of 1999 to $0.1 million, compared with $0.2 million for the first six months of 1998. This decrease was primarily due to decreases in cash discounts allowed by Comdial to its customers.

     Income tax expense reflected an expense for the first six months of 1999 of $1.2 million compared with $0.1 million for the first six months of 1998. This increase in tax expense was primarily due to Comdial recognizing all of its tax benefits of net operating losses ("NOLs") in the third quarter of 1998 (see Note F to the Consolidated Financial Statements). Comdial's tax expense will continue to be recognized at a normal tax rate of approximately 40%. Comdial will continue to pay taxes at the alternative minimum tax rate ("AMT") for all of 1999 with the additional tax expense reducing Comdial's deferred tax asset generated by the recognition of its NOLs.

     Comdial's net income decreased by 55% for the first six months of 1999 to $1.7 million, compared with $3.7 million for the same period in 1998. This decrease was primarily attributable to the increase in income tax expense and operating expenses. Income before income taxes for the first six months of 1999 decreased by 25% to $2.9 million, as compared with $3.8 million for the comparable period in 1998.

Liquidity

     Comdial's financial position continues to improve when compared to previous years. In 1998, Comdial entered into a new financing arrangement with NationsBank, N.A. ("NationsBank") that provides a line of credit up to $50 million. Comdial's continual improvement in its financial position, along with the additional line of credit, allows Comdial to make necessary and desirable capital expenditures and investments to expand into new high growth markets in the telecommunications industry.

     The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:
_____________________________________________________________________
				               July 4,     December 31,
In thousands                            1999           1998
_____________________________________________________________________
  Cash and cash equivalents            $2,513         $1,599
  Current maturities on debt                4              6
  Working capital                      36,526         31,649
_____________________________________________________________________

     For the first six months of 1999, all operating cash requirements were funded through a $50 million revolving credit facility provided by NationsBank Credit Agreement (the "Credit Agreement"). Comdial reports the Revolver activity on a net basis in the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft. As of July 4, 1999, Comdial's cash and cash equivalents were slightly higher than December 31, 1998 by $0.9 million, due to the timing of the deposits received at end of the period that were not applied against the Revolver.

     Working capital as of July 4, 1999, increased by $4.9 million when compared to December 31, 1998. This increase was primarily due to increases in accounts receivable and the reduction of accounts payable and other accrued liabilities.

    Capital additions for the first six months of 1999 were approximately $1.8 million, compared with $1.5 million for the same period of 1998. Capital additions were used to help Comdial introduce new products as well as improve quality and reduce costs associated with new and existing products. Capital additions were funded by cash generated from operations and borrowing from the revolver. Cash expenditures for capital additions for the first six months of 1999 and 1998, were $1.7 million and $2.1 million, respectively. Management anticipates that approximately $8 million will be spent on capital additions during 1999. These additions will help Comdial meet its commitments to its customers by developing new products as well as increasing its capacity to produce high-tech products for the future. Comdial plans to fund all additions primarily through cash generated by operations along with some borrowing from the Revolver.

     Comdial has a commitment from NationsBank for the issuance of letters of credit in an aggregate amount not to exceed $5 million at any one time. On July 4, 1999, the amount of commitments under the letter of credit facility with NationsBank was $0.2 million.

     Accounts Receivable as of July 4, 1999, increased by $3.8 million compared with December 31, 1998, primarily due to (1) record breaking sales in the second quarter of 1999 and (2) the fact that the majority of those sales occurred in the latter stages of the quarter.

     Inventory decreased at the end of the second quarter of 1999 by $3.0 million due to the additional shipments for product sales at the end of the quarter and the timing of incoming production material receipts.

     Other assets increased by $2.7 million due to software development costs associated with new products, Array product development and the purchase of additional engineering development software.

     Accounts payable as of July 4, 1999, decreased by $1.3 million when compared to December 31, 1998. This decrease was primarily due to the timing of incoming material receipts for production. Accrued promotional allowances as of July 4, 1999, decreased by $0.4 million when compared to December 31, 1998. This decrease was primarily due to Comdial paying the volume discount earned by its major distributors for 1998 sales. Other accrued liabilities as of July 4, 1999, decreased by $1.2 million partially due to Comdial paying costs in 1999 associated with 1998 annual incentives awarded to its directors and officers.

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

     As of July 4, 1999, long-term debt increased by $3.3 million due to paying liabilities that related to 1998 along with an increase in accounts receivable. See Note D to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

    Comdial believes that income from operations combined with amounts available from Comdial's current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future.

Other Financial Information

    During the first six months of 1999 and 1998, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

State of Readiness: Comdial believes it has identified the Year 2000 issues that could potentially affect its business and has developed plans to address such problems. Through a series of industry-recognized tests, the Year 2000 Team believes that it has identified all of Comdial's products, devices, and computerized systems containing embedded microprocessors that will require remediation or replacement because of potential Year 2000 issues. The Year 2000 Team has concluded that nearly all of Comdial's products are already Year 2000 compliant. Comdial expects that any non-compliant products that Comdial continues to sell will be compliant by the third quarter of 1999. Furthermore, Comdial is providing upgrades, or taking other remedial steps, to correct any non-compliant products that remain under warranty. In addition, Comdial's manufacturing division has performed Year 2000 testing and found all equipment to be functioning as required.


     Comdial continues to monitor and review any new issues that may arise concerning Year 2000. Furthermore, Comdial has implemented a requirement that its suppliers certify that all products, supplier's purchased products, and services provided to Comdial will not be adversely affected by the Year 2000. Comdial has divided its suppliers into three categories with respect to Year 2000 compliance: (1) non-critical component suppliers, (2)
critical component suppliers, and (3) sole source critical component suppliers. As of the end of the second quarter of 1999, Comdial received written confirmation of Year 2000 compliance for approximately 99% of all three categories. Comdial continues to follow-up with suppliers to ensure they comply with Comdial's requirements and that they provide Comdial with the proper verification. Comdial also plans to perform on-site audits of some of the sole source suppliers that are critical to Comdial's operations, which should be completed by the fourth quarter of 1999.

Costs: Comdial estimates that it will incur approximately $0.4 million in additional expenses to remedy the remaining Year 2000 issues. This cost includes testing, new software, maintenance of existing software, PC replacements, and consultants. On an ongoing basis, Comdial has been replacing existing in-house systems to improve efficiency and to address the Year 2000 issue. Such replacements are projected to be complete by the end of the third quarter of 1999. As of July 4, 1999, cumulative costs incurred by Comdial specifically for the Year 2000 totaled an aggregate of $0.2 million.

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

Contingency Plans: If the current sole source suppliers cannot give Comdial certification or corrective action for Year 2000 compliance, Comdial plans to develop and use alternative vendors. Comdial, as of July 4, 1999, has received certification that all of its major suppliers are or will be Year 2000 compliant not later than the third quarter of 1999. Management believes that Comdial is properly addressing the Year 2000 issue in order to mitigate any adverse operational or financial consequences.


Current Pronouncements

     In the third quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Comdial does not participate in any financial instruments that meet the definition of a derivative or hedging activity, and therefore, it is not expected that this statement will have any affect on Comdial's financial statements.

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

------------------------------------------------------------------------

		 COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	   RISKS

Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

ITEM 6:  Exhibits and Reports on Form 8-K.
(a)
    3.  Exhibits Included herein:

     (11)  Statement re Computation of Per Share Earnings.

     (27)  Financial Data Schedule.

  (b)  Reports on Form 8-K
       The Registrant has not filed any reports on Form 8-K
during the quarterly period.
__________________
Items not listed if not applicable.


------------------------------------------------------------------------



			      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   Comdial Corporation
				      (Registrant)

Date:  August 17, 1999         By: /s/ Manfred Funke
				       Manfred Funke
				       Acting Chief Financial Officer