Form 10-Q
period 1999-10-03
COMDIAL CORP
filed 1999-11-16
CIK 230131

United States
	   SECURITIES AND EXCHANGE COMMISSION
		Washington, D.C.  20549

		     FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended October 3, 1999

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
8,936,881 common shares as of October 3, 1999.

______________________________________________________________________

	COMDIAL CORPORATION AND SUBSIDIARIES

		       INDEX
							     PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   October 3, 1999 and December 31, 1998             3

	   Consolidated Statements of Operations
	   for the Three and Nine Months ended
	   October 3, 1999 and September 27, 1998            4

	   Consolidated Statements of Cash Flows
	   for the Nine Months ended
	   October 3, 1999 and September 27, 1998            5

	   Notes to Consolidated Financial Statements        6-13


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations    14-21



PART II - OTHER INFORMATION


  ITEM 3:  Quantitative and Qualitative Disclosures
	   about Market Risks                               22

  ITEM 6:  Exhibits and Reports on Form 8-K                 22

__________________________________________________________________________
	    COMDIAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Consolidated Balance Sheets - (Unaudited)
_________________________________________________________________________
						 Oct. 3,     Dec. 31,
In thousands except par value                     1999         1998
_________________________________________________________________________
Assets
  Current assets
    Cash and cash equivalents                    $2,268      $1,599
    Accounts receivable (less allowance          32,026      23,006
      for doubtful accounts:  1999 - $252;
      1998 - $198)
    Inventories                                  16,645      21,434
    Prepaid expenses and other current
      assets                                      5,250       4,815
____________________________________________________________________
      Total current assets                       56,189      50,854

  Property - net                                 18,309      18,023
  Goodwill                                       12,003      14,079
  Deferred tax asset - net                       15,125      17,257
  Other assets                                   12,005       8,777
____________________________________________________________________
      Total assets                             $113,631    $108,990
====================================================================
____________________________________________________________________
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                             $9,006     $11,034
    Accrued payroll and related expenses          2,978       2,942
    Accrued promotional allowances                1,803       1,877
    Other accrued liabilities                     2,338       3,346
    Current maturities of debt                        3           6
____________________________________________________________________
      Total current liabilities                  16,128      19,205

  Long-term debt                                 25,968      22,140
  Deferred tax liability                          2,844       3,123
  Other long-term liabilities                     1,429       1,361
  Commitments and contingent liabilities
    (see Note H)                                     -           -
____________________________________________________________________
      Total liabilities                          46,369      45,829

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 1999 = 8,937;
      1998 = 8,818)                             116,623     116,039
    Other                                        (1,239)     (1,243)
    Accumulated deficit                         (48,122)    (51,635)
____________________________________________________________________
      Total stockholders' equity                 67,262      63,161
      Total liabilities and stockholders'
	equity                                 $113,631    $108,990
====================================================================
The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________


	      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
______________________________________________________________________________
				    Three Months Ended    Nine Months Ended
				     Oct. 3,  Sept. 27,   Oct. 3,  Sept. 27,
				      1999      1998       1999      1998
______________________________________________________________________________
Net sales                            $37,423   $32,031   $105,030   $92,629
Cost of goods sold                    21,103    18,644     60,354    55,139
____________________________________________________________________________
  Gross profit                        16,320    13,387     44,676    37,490

Operating expenses
  Selling, general & administrative    9,480     8,582     28,117    23,742
  Engineering, research
    & development                      2,654     2,407      7,078     5,451
  Goodwill amortization expense          798     1,678      2,381     3,024
____________________________________________________________________________
    Operating income                   3,388       720      7,100     5,273

Other expense
  Interest expense                       399       321      1,158       869
  Miscellaneous expenses (income)- net    61       212        162       406
____________________________________________________________________________
Income before income taxes             2,928       187      5,780     3,998
Income tax expense (benefits)- net     1,094   (11,667)     2,267   (11,553)
____________________________________________________________________________
Net income applicable
  to common stock                     $1,834   $11,854     $3,513   $15,551
============================================================================

Earnings per common share and common
  equivalent share:
  Basic                                $0.20     $1.34      $0.39     $1.76
  Diluted                              $0.20     $1.31      $0.39     $1.71

Weighted average common shares outstanding:
  Basic                                8,950     8,846      8,946     8,814
  Diluted                              8,992     9,069      8,987     9,073

_______________________________________________________________________________
The accompanying notes are an integral part of these financial statements.

______________________________________________________________________________
	      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
___________________________________________________________________________
						      Nine Months Ended
						     Oct. 3,     Sept. 27,
In thousands                                          1999         1998
__________________________________________________________________________
Cash flows from operating activities:
  Cash received from customers                       $98,373      $90,035
  Other cash received                                    890        1,321
  Interest received                                        4           30
  Cash paid to suppliers and employees               (98,225)     (94,237)
  Interest paid on debt                               (1,180)        (946)
  Income taxes paid                                     (265)        (537)
__________________________________________________________________________
    Net cash used in operating activities               (403)      (4,334)

Cash flows from investing activities:
  Acquisition costs for Array Telecom Corporation and
    Key Voice Technologies, Inc.                          (1)        (170)
  Proceeds received from the sale of FastCall             -           290
  Proceeds from the sale of equipment                      1          100
  Capital expenditures                                (2,767)      (3,055)
__________________________________________________________________________
    Net cash used in investing activities             (2,767)      (2,835)

Cash flows from financing activities:
  Net borrowings under Revolving Credit Facility       3,831        8,334
  Proceeds from issuance of common stock                  14          269
  Principal payments on debt                              -        (6,323)
  Principal payments on capital
    lease obligations                                     (6)         (50)
__________________________________________________________________________
    Net cash provided by
      financing activities                             3,839        2,230
__________________________________________________________________________
Net increase (decrease) in cash
  and cash equivalents                                   669       (4,939)
Cash and cash equivalents at
  beginning of year                                    1,599        5,673
Cash and cash equivalents at end of period            $2,268         $734
==========================================================================
___________________________________________________________________________

Reconciliation of net income to net cash used in operating activities:

Net income                                            $3,513      $15,551
__________________________________________________________________________
  Depreciation and amortization                        7,069        6,713
  Increase in accounts receivable                     (9,020)      (5,700)
  Inventory provision                                    712        2,408
  Decrease (increase) in inventory                     4,077       (4,123)
  Increase in other assets                            (6,202)      (9,755)
  Decrease (increase) in deferred tax asset            1,879      (12,042)
  Increase (decrease) in accounts payable             (2,028)       1,447
  Increase (decrease) in other liabilities              (978)         500
  Increase in paid-in capital and other equity           575          667
    Total adjustments                                 (3,916)     (19,885)
___________________________________________________________________________
Net cash used in operating activities                  ($403)     ($4,334)
===========================================================================

The accompanying notes are an integral part of these financial statements.
____________________________________________________________________________
		COMDIAL CORPORATION AND SUBSIDIARIES
	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	   NINE MONTHS ENDED OCTOBER 3, 1999 - (Unaudited)


Note A:  CONSOLIDATED FINANCIAL STATEMENTS

     The financial information included as of October 3, 1999, and for the three and nine months ended October 3, 1999 and September 27, 1998 is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation ("Comdial") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1998. The consolidated financial statements for accounting periods in 1999 contained herein should be read in conjunction with the 1998 financial statements, including notes thereto, contained in Comdial's Annual Report to Stockholders for the year ended December 31, 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. The results of operations for the nine months ended October 3, 1999, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and lia-bilities as of October 3, 1999. Actual results may differ from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily con-vertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $2.6 million and $3.3 million are included in accounts payable as of October 3, 1999 and December 31, 1998, respectively. Bank overdrafts consist of outstanding checks that have not
(1) cleared the bank and (2) been funded by the revolving credit facility
(see Note D). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

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


Note C:  INVENTORIES

     Inventories consist of the following:
_________________________________________________________________
					Oct. 3,       Dec. 31,
In thousands                             1999           1998
_________________________________________________________________
  Finished goods                        $6,376         $8,507
  Work-in-process                        3,589          3,568
  Materials and supplies                 6,680          9,359
     Total                             $16,645        $21,434
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


Note D:  BORROWINGS

     In the third quarter of 1998, Comdial and Bank of America, N.A. ("Bank of America"), formerly known as NationsBank, N.A., entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides Comdial with a $50 million revolving credit facility and a $5 million letter of credit sub-facility. Comdial used $15.8 million under the revolving credit facility
(the "Revolver") to pay off (1) its total indebtedness of $10.8 million to Fleet Capital Corporation ("Fleet"), (2) $4.4 million representing amounts owed under a promissory note including interest to the former owners of Key Voice Technologies, Inc. ("KVT"), and (3) $0.6 million of mortgages owed by KVT.

Long-term Debt.

     Long-term debt consists of the following:
_________________________________________________________________
					Oct. 3,       Dec. 31,
In thousands                             1999           1998
_________________________________________________________________
  Revolving Credit Facility (1)         $25,963        $22,132
  Capitalized leases (2)                      8             14
    Total debt                           25,971         22,146
  Less current maturities on debt             3              6
    Total long-term debt                $25,968        $22,140
_________________________________________________________________

     (1) The Revolver made pursuant to the Credit Agreement with Bank of America carries an interest rate based on the London Interbank Offered Rat ("LIBOR") daily rate plus a specified margin. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from 0.75% to 1.50% above the LIBOR daily rate.
As of October 3, 1999 and December 31, 1998, Comdial's LIBOR based borrowing rates were 6.15% and 6.30%, respectively, which includes the additional applicable margin of 0.75%.

     Comdial can use the Revolver with Bank of America for working capital, equipment purchases, to finance permitted acquisitions, and for other general corporate purposes. The Bank of America Revolver (as defined in the Credit Agreement) does not require payment until August 31, 2003 with the option of possible credit extensions.

    (2) Capital leases are with various financing entities and are payable based on the terms of each individual lease.

Debt Covenants

     Comdial's indebtedness to Bank of America is secured by liens on all of Comdial's properties and assets. The Credit Agreement with Bank of America contains certain financial covenants that relate to specified levels of consolidated net worth and other financial ratios. As of October 3, 1999, Comdial was in compliance with all of the covenants and terms of the Credit Agreement.


Note E:  EARNINGS PER SHARE

     For the three and nine months ended October 3, 1999 and September 27, 1998, earnings per common share ("EPS") were computed for both basic and diluted EPS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS for the three and nine months presented were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares. For the three and nine months ended October 3, 1999 and September 27, 1998, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. The following table discloses the quarterly information for the three and nine months ended October 3, 1999 and September 27, 1998.
_________________________________________________________________
                    			Numerator      Denominator       EPS
_________________________________________________________________
Three Months
1999
Basic EPS               $1,834,000      8,950,170       $0.20
Diluted                 $1,834,000      8,991,953       $0.20

1998
Basic EPS              $11,854,000      8,845,792       $1.34
Diluted                $11,854,000      9,069,346       $1.31
________________________________________________________________
Nine Months
1999
Basic EPS               $3,513,000      8,945,986       $0.39
Diluted                 $3,513,000      8,987,385       $0.39

1998
Basic EPS              $15,551,000      8,814,373       $1.76
Diluted                $15,551,000      9,073,480       $1.71

For further detail of EPS see Exhibit 11.
___________________________________________________________________

Note F:  INCOME TAXES

     The components of the income tax expense (benefit) based on the liability method for the nine months are as follows:
_________________________________________________________________
				     Oct. 3,         Sept. 27,
In thousands                          1999             1998
________________________________________________________________
  Current -  Federal                  $209             $263
	     State                     178              226
  Deferred - Federal                 1,719          (11,248)
	     State                     161             (794)
________________________________________________________________
    Income tax provision            $2,267         ($11,553)
________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the nine months are summarized as follows:
_________________________________________________________________
					   Oct. 3,      Sept. 27,
In thousands                                1999          1998
_________________________________________________________________
  Federal tax at statutory
    rate (35% in 1999 and 1998)           $2,023        $1,584
  State income taxes (net of federal
    tax benefit)                             220           148
  Nondeductible charges                       65           411
  Alternative minimum tax                      -           270
  Utilization of operating loss carryover      -        (1,924)
  Adjustment of valuation allowance            -       (12,042)
  Other adjustments                          (41)            -
    Income tax provision                  $2,267      ($11,553)
_________________________________________________________________

     Net deferred tax assets of $15.1 million and $17.0 million have been recognized in the accompanying Consolidated Balance Sheets as of October 3, 1999 and December 31, 1998, respectively. Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Comdial has recognized the deferred tax assets, because it is management's belief that Comdial will more likely than not utilize the net operating losses ("NOLs") before they expire.

     Comdial has NOLs and tax credit carryovers of approximately $20.9 million and $1.9 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

     The components of the net deferred tax assets are as follows:
_________________________________________________________________
					  Oct. 3,      Dec. 31,
In thousands                                 1999          1998
_________________________________________________________________
  Total deferred tax assets              $20,886       $23,044
  Total valuation allowance               (2,966)       (2,966)
    Total deferred tax asset - net        17,920        20,078
  Total deferred tax liabilities          (2,844)       (3,123)
    Total net deferred tax asset         $15,076       $16,955
_________________________________________________________________


NOTE G.  SEGMENT INFORMATION

     As of December 31, 1998, Comdial adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This disclosure should be read in conjunction with Comdial's financial statement notes contained in its Annual Report to Stockholders for the year ended December 31, 1998.

     During the first nine months of 1999 and 1998, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States. There are no operating assets located outside the United States.

     Comdial is segmented into three product categories, each of which contributes ten percent or more to net sales. The segments are Digital Systems, Solutions and Software, and Analog and Other (which includes other miscellaneous products). Each of these categories is considered a business segment, and with respect to financial performance, the costs associated with each of these segments can only be quantified and identified to the gross profit level. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. Comdial does not maintain information that would allow these costs to be broken down into the various product segments and most of the costs are universal in nature.

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

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The following tables show segment information for the nine months ended October 3, 1999 and September 27, 1998.
___________________________________________________________________
					Oct. 3,       Sept. 27,
(Dollars in thousands)                   1999           1998
___________________________________________________________________
Business Segment Net Revenues
  Digital Systems                      $62,283        $58,767
  Solutions and Software                34,213         24,286
  Analog and Other                       8,534          9,576
    Net sales                         $105,030        $92,629
___________________________________________________________________

__________________________________________________________________
					Oct. 3,      Sept. 27,
(Dollars in thousands)                   1999          1998
___________________________________________________________________
Business Segment Profit
  Digital Systems                      $22,774        $22,134
  Solutions and Software                20,043         13,346
  Analog and Other                       1,859          2,010
    Gross profit                        44,676         37,490
  Operating expenses                    37,576         32,217
  Interest expense                       1,158            869
  Miscellaneous expense - net              162            406
    Income before income taxes          $5,780         $3,998
___________________________________________________________________

___________________________________________________________________
					Oct. 3,     December 31,
 (Dollars in thousands)                  1999           1998
___________________________________________________________________
Business Segment Assets
  Digital Systems                      $45,091        $43,286
  Solutions and Software                24,047         18,124
  Analog and Other                       5,020          6,432
  Unallocated                           39,473         41,148
      Total                           $113,631       $108,990

Business Segment Liabilities
  Digital Systems                       $1,370         $1,397
  Solutions and Software                 1,189          1,750
  Analog and Other                         166            203
  Unallocated                           43,644         42,479
      Total                            $46,369        $45,829
___________________________________________________________________


___________________________________________________________________
					Oct. 3,      Sept. 27,
(Dollars in thousands)                   1999           1998
___________________________________________________________________
Business Segment Property, Plant and Equipment
  Depreciation
    Digital Systems                     $1,460         $1,322
    Solutions and Software                 263            249
    Analog and Other                       109            125
    Unallocated                            692            432
      Total                             $2,524         $2,128

  Capital Additions
    Digital Systems                     $1,409         $1,685
    Solutions and Software                 541            458
    Analog and Other                        60            137
    Unallocated                            770            493
      Total                             $2,780         $2,773
___________________________________________________________________


Note H:  COMMITMENTS AND CONTINGENT LIABILITIES

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

     Comdial received correspondence from Lucent Technologies, Inc. ("Lucent") in the first half of 1999, inviting Comdial to negotiate a license agreement regarding Lucent's patents. Comdial is currently negotiating with Lucent for a license agreement. Comdial's potential liability in this matter, if any, cannot be determined at this time.
________________________________________________________________________________
		COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2:  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying otes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 1999 reporting basis (see Note A to the Consolidated Financial Statements).

     Comdial is a Delaware corporation based in Charlottesville, Virginia. Comdial's common stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq?") in the National Market? under the symbol, CMDL.

Results of Operations

     Selected consolidated statements of operations for the first nine months of 1999 and 1998 are as follows:
_________________________________________________________________
					   Oct. 3,     Sept. 27,
In thousands                                1999         1998
__________________________________________________________________
Business Segment Sales:
Digital Systems                           $62,283      $58,767
Solutions and Software                     34,213       24,286
Analog and Other                            8,534        9,576
  Net Sales                               105,030       92,629
Cost of sales                              60,354       55,139
  Gross profit                             44,676       37,490

Selling, general & administrative          28,117       23,742
Engineering, research & development         7,078        5,451
Goodwill amortization                       2,381        3,024
Interest expense                            1,158          869
Miscellaneous expense - net                   162          406
Income before income taxes                  5,780        3,998

Income tax expense                          2,26       (11,553)

Net income applicable to common stock      $3,513      $15,551

Earnings per common share and common
  equivalent share:  basic                  $0.39        $1.76
__________________________________________________________________

  Revenue and Earnings

Third Quarter 1999 vs. 1998

     Comdial continued to show growth in sales and gross profit margin as a
percentage of sales for the third quarter of 1999.   Comdial's net sales
increased by 17% for the third quarter of 1999 to $37.4 million, compared with $32.0 million in the third quarter of 1998. This increase was primarily attributable to the increase in digital systems and solutions and software product sales.

     Gross profit increased by 22% for the third quarter of 1999 to $16.3 million, compared with $13.4 million in the third quarter of 1998. Gross profit, as a percentage of sales, increased from 42% for the third quarter of 1998 to 44% for the same period of 1999. This increase was due to (1) higher margins on Impact systems and phones (Digital segment) and (2) the continuing transition to higher margin product sales of solution and soft-ware systems.

     Selling, general and administrative expenses increased for the third quarter of 1999 by 10% to $9.5 million, compared with $8.6 million in the third quarter of 1998. This increase was due to adding sales and marketing personnel to support Comdial's future growth along with additional costs associated with the acquisition of Array Telecom Corporation ("Array") in the third quarter of 1998.

     Engineering, research and development expenses for the third quarter of 1999 increased by 10% to $2.7 million, compared with $2.4 million for the third quarter of 1998. This increase was due to additional engineering personnel.

    Goodwill amortization expense decreased for the third quarter of 1999 by 52% to $0.8 million, compared with $1.7 million for the third quarter of 1998. This decrease was due to the additional amortization expense recognized in the third quarter of 1998 that was associated with the 1996 acquisition of Aurora Systems, Inc ("Aurora").

     Interest expense increased by 24% for the third quarter of 1999 to $0.4 million, compared with $0.3 million in the third quarter of 1998. This increase was due to higher average debt levels on Comdial's revolving credit facility.

     Income tax expense increased for the third quarter of 1999 to $1.1 million, compared with a tax benefit of $11.7 million for the third quarter of 1998.
This increase in tax expense was primarily due to Comdial recognizing a deferred tax asset expense of $1.1 million for the third quarter of 1999, compared with a tax benefit of $11.7 million for the same period of 1998.

     Comdial's net income decreased by 85% for the third quarter of 1999 to $1.8 million, compared with $11.9 million for the same period in 1998. This decrease is primarily attributable to the additional tax expenses incurred in the third quarter of 1999. Income before income taxes for the third quarter of 1999 increased to $2.9 million compared with $0.2 million for the third quarter of 1998.


Nine Months of 1999 vs. 1998

     Comdial's growth continues in several key areas such as sales and gross profit margin as a percentage of sales. Net sales increased by 13% for the first nine months of 1999 to $105.0 million, compared with $92.6 million in the first nine months of 1998. This increase was primarily attributable to the increase in digital product sales (such as the FX Impact products) and solutions and software products. The solutions and software product sales increase was attributable to the increase in voicemail sales primarily sold through Comdial's wholly-owned subsidiary Key Voice Technologies, Inc. ("KVT").

     Gross profit increased by 19% for the first nine months of 1999 to $44.7 million, compared with $37.5 million in the first nine months of 1998. Gross profit, as a percentage of sales, increased from 40% for the first nine months of 1998 to 43% for the same period of 1999. This increase was primarily due to higher volume of sales of solutions and software products that contain higher margins.

     Selling, general and administrative expenses increased by 18% to $28.1 million, compared with $23.7 million in the first nine months of 1998. This increase was due to additional costs of: (1) sales personnel to support Comdial's future growth in National Accounts, (2) marketing personnel to help promote Comdial's products through additional advertising and product promotions, (3) a national advertising agency to promote Comdial and its products, and (4) personnel and associated expenses related to the 1998 acquisition of Array.

     Engineering, research and development expenses for the first nine months of 1999 increased by 30% to $7.1 million compared with $5.5 million for the first nine months of 1998. This increase was due to additional engineering personnel and additional costs associated with Array.

     Goodwill amortization expense decreased for the first nine months of 1999 by 21% to $2.4 million, compared with $3.0 million for the first nine months of 1998. This decrease was due to a reduction in amortization expense associated with the Aurora acquisition.

      Interest expense increased by 33% for the first nine months of 1999 to $1.2 million compared with $0.9 million in the first nine months of 1998. This increase was due to higher average debt levels on Comdial's revolving credit facility (the "Revolver"). The increase in the Revolver is primarily attributable to the additional borrowing associated with the Array acquisition.

      Miscellaneous expense decreased by 60% for the first nine months of 1999 to $0.2 million, compared with $0.4 million for the first nine months of 1998.
 This decrease was primarily due to decreases in cash discounts allowed by Comdial to its customers.

     Income tax expense reflected an expense for the first nine months of 1999 of $2.3 million, compared with a tax benefit of $11.6 million for the first nine months of 1998. This increase in tax expense was primarily due to Comdial recognizing all the tax benefits of net operating losses ("NOLs") in the third quarter of 1998 (see Note F to the Consolidated Financial Statements).
Comdial's tax expense will continue to be recognized at a normal tax rate of approximately 40%. Comdial will continue to pay taxes at the alternative minimum tax rate ("AMT") for all of 1999 with the additional tax expense reducing Comdial's deferred tax asset generated by the recognition of its NOLs.

     Comdial's net income decreased for the first nine months of 1999 to $3.5 million, compared with $15.6 million for the same period in 1998. This decrease was primarily attributable to the tax benefit recognized in 1998 of $12.0 million. Income before income taxes for the first nine months of 1999 increased by 45% to $5.8 million, as compared with $4.0 million for the comparable period in 1998.

Liquidity

     Comdial's financial position continues to improve when compared to previous years. In 1998, Comdial entered into a new financing arrangement with Bank of America, N.A. ("Bank of America"), formerly known as NationsBank, N.A., that provides a line of credit up to $50 million. Comdial's continual improvement in its financial position, along with the additional line of credit, allows Comdial to make necessary and desirable capital expenditures and investments to expand into new high-growth markets in the telecommunications industry.

     The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:
__________________________________________________________________________
					      Oct. 3,     December 31,
In thousands                                1999               1998
__________________________________________________________________________
  Cash and cash equivalents                    $2,268         $1,599
  Current maturities on debt                        3              6
  Working capital                              40,061         31,649
__________________________________________________________________________

     For the first nine months of 1999, all operating cash requirements were funded through a $50 million revolving credit facility provided by Bank of America Credit Agreement (the "Credit Agreement"). Comdial reports the Revolver activity on a net basis in the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft. As of October 3, 1999, Comdial's cash and cash equivalents were slightly higher than December 31, 1998 by $0.7 million, due to the timing of the deposits received at the end of the period that were not applied against the Revolver.

     Working capital as of October 3, 1999, increased by $8.4 million when compared to December 31, 1998. This increase was primarily due to increases in accounts receivable and the reduction of accounts payable and other accrued liabilities.

     Capital additions for the first nine months of 1999 and 1998 were approximately $2.8 million. Capital additions were used to help Comdial introduce new products as well as improve quality and reduce costs associated with existing products. Capital additions were funded by cash generated from operations and borrowing from the Revolver. Cash expenditures for capital additions for the first nine months of 1999 and 1998, were $2.8 million and $3.1 million, respectively. Management anticipates that approximately $2 million will be spent on capital additions during the fourth quarter of 1999. These additions will help Comdial meet its commitments to its customers by developing new products as well as increasing its capacity to produce high-tech products for the future. Comdial plans to fund all additions primarily through cash generated by operations, leasing and some borrowing from the Revolver.

     Comdial has a commitment from Bank of America for the issuance of letters of credit in an aggregate amount not to exceed $5 million at any one time. On October 3, 1999, the amount of commitments under the letter of credit facility with Bank of America was $0.2 million.

     Accounts Receivable as of October 3, 1999, increased by $9.0 million compared with December 31, 1998, primarily due to (1) record breaking sales in the third quarter of 1999, and (2) the fact that the majority of those sales occurred in the latter stages of the quarter.

     Inventory decreased at the end of the third quarter of 1999 by $4.8 million due to the additional shipments of products at the end of the quarter, and the timing of incoming production material receipts.

     Other assets increased by $3.2 million due to software development costs associated with new products, Array product development and the purchase of additional engineering development software.

     Accounts payable as of October 3, 1999, decreased by $2.0 million when compared to December 31, 1998. This decrease was primarily due to the timing of incoming material receipts for production. Other accrued liabilities as of October 3, 1999, decreased by $1.0 million partially due to Comdial paying costs in 1999 associated with 1998 annual incentives awarded to its directors and officers.

Long-term Debt, Including Current Maturities

     In the third quarter of 1998, Comdial and Bank of America entered into the Credit Agreement. Bank of America agreed to provide Comdial with a $50 million revolving credit facility and a $5 million letter of credit subfacility. Comdial used $15.8 million under the Revolver to pay off (1) its remaining indebtedness to Fleet Capital Corporation of $10.8 million, (2) amounts owed under Comdial's promissory note including interest to the former owners of KVT of $4.4 million, and (3) mortgages owed by KVT of $0.6 million.

     As of October 3, 1999, long-term debt increased by $3.8 million due to paying liabilities that related to 1998 along with an increase in accounts receivable. See Note D to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

     Comdial believes that income from operations combined with amounts available from Comdial's current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future.

Other Financial Information

     During the first nine months of 1999 and 1998, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

State of Readiness: Comdial believes it has identified Year 2000 issues that could potentially affect its business and has developed plans to address these problems. Through a series of industry-recognized tests, the Year 2000 Team believes it has identified all of Comdial's products, devices, and computerized systems containing embedded microprocessors that will require remediation or replacement because of potential Year 2000 issues. The Year 2000 Team has concluded that nearly all of Comdial's products are already Year 2000 compliant. Comdial expects any non-compliant products that Comdial continues to sell will be compliant by the fourth quarter of 1999. Furthermore, Comdial is providing upgrades, or taking other remedial steps, to correct any non-compliant products that remain under warranty. In addition, Comdial's manufacturing division has performed Year 2000 testing and found all equipment to be functioning as required.

     Comdial continues to monitor and review any new issues that may arise concerning the Year 2000. Furthermore, Comdial is requiring that all suppliers certify that their products, supplier's purchased products, and services provided to Comdial will not be adversely affected by the Year 2000. Comdial has divided its suppliers into three categories with respect to Year 2000 compliance: (1) non-critical component suppliers, (2) critical component suppliers, and (3) sole source critical component suppliers. As of the end of the third quarter of 1999, Comdial received written confirmation of Year 2000 compliance from approximately 99% of all three categories. Comdial continues to follow-up with suppliers to ensure they comply with Comdial's requirements and that they provide Comdial with the proper verification. Comdial performed on-site audits of some of the sole source suppliers that are critical to Comdial's operations, and all the vendors audited were in compliance with Year 2000 requirements.

Costs: Comdial estimates that it will incur approximately $0.3 million in additional expenses to remedy the remaining Year 2000 issues. This cost includes testing, new software, maintenance of existing software, PC replace-ments, and consultants. On an ongoing basis, Comdial has been replacing existing in-house systems to improve efficiency and to address the Year 2000 issue. Such replacements are projected to be completed during the fourth quarter of 1999. As of October 3, 1999, cumulative costs incurred by Comdial specifically for the Year 2000 totaled an aggregate of $0.3 million.

Risks: There are various potential risks that could be associated with the failure of Comdial's business or the business of a significant third-party supplier of Comdial to be Year 2000 ready. The possible failure of internal information systems could result in some interruptions or disruptions of business. The possible failure of manufacturing facilities to be Year 2000 ready could result in impaired manufacturing processes with delays in delivery of products until non-compliant components or conditions can be remedied or replaced. Finally, risks of major failures of Comdial's products could include adverse functional impacts experienced by its customers. The costs and resources for Comdial to remedy such problems or replace non-compliant products under warranty and delays in delivery of new products can not be determined at this time. While management believes that it is taking appropriate actions to respond to and resolve potential Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse affect on Comdial.

Contingency Plans: If the current sole source suppliers cannot give Comdial certification or corrective action for Year 2000 compliance, Comdial plans to develop and use alternative vendors. Comdial, as of October 3, 1999, has received certification that all of its major suppliers are or will be Year 2000 compliant. Management believes that Comdial is properly addressing the Year 2000 issue to mitigate any adverse operational or financial consequences.

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

"SAFE HABOR" STATEMENT UNDER THE PRIVATE SECURITIES LIGITATION REFORM ACT OF
1995

     This report contains some forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in develop-ment of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial.
________________________________________________________________________________

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


______________________________________________________________________________



			     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   Comdial Corporation
				      (Registrant)

Date:  November 15, 1999       By: /s/ Manfred Funke
				   Manfred Funke
				   Acting Chief Financial Officer