Form 10-K405
period 1999-12-31
COMDIAL CORP
filed 2000-03-29
CIK 230131

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999

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

                                 Title of Class

                       COMMON STOCK (Par Value $0.01 each)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2000, was approximately $150,859,000 (See Item 5). The number of shares of Common Stock outstanding as of March 13, 2000, was 9,193,116.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Comdial's 1999 Annual Report to the Stockholders is incorporated by reference under Part II and portions of Comdial's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference under Part III of this Form 10K.

-------------------------------------------------------------------------------
TABLE OF CONTENTS
-------------------------------------------------------------------------------

Part I

Item 1.     Business                                                      4
            (a)   General Development of Business                         4
                     Safe Harbor Statement                                5
                     Industry Background                                  5
                     Strategy                                             9
            (b)      Financial Information About Industry Segment        11
                     Product Sales Information                           12
            (c)   Narrative Description of Business                      12
                     Products                                            12
                     Business Segment Products                           12
                         Digital Systems                                 12
                         Solutions and Software                          14
                         Analog and Other                                17
                     Sales and Marketing                                 17
                     Engineering, Research and Development               19
                     Manufacturing and Quality Control                   20
                     Competition                                         21
                     Intellectual Property                               21
                     Year 2000 Issue                                     22
                     Employees                                           23

Item 2.     Properties                                                   23

Item 3.     Legal Proceedings                                            24

Item 4.     Submission of Matters to a Vote of
            Security Holders                                             24

-------------------------------------------------------------------------------

Part II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                          25

Item 6.     Selected Financial Data                                      25

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          25

Item 8.     Financial Statements and Supplementary Data                  25

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          25

-------------------------------------------------------------------------------
TABLE OF CONTENTS (Cont'd.)
-------------------------------------------------------------------------------
Part III

Item 10.    Directors and Executive Officers

            of the Registrant                                            26

Item 11.    Executive Compensation                                       26

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                        26

Item 13.    Certain Relationships and Related Transactions               26

-------------------------------------------------------------------------------

Part IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                      27

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

       Comdial creates integrated communications solutions that incorporate convergent voice and data technologies. These technologies include Comdial's traditional strength in voice switching augmented by acquisitions and partnerships in voice processing, voice-over the Internet, computer-telephone integration ("CTI"), and on-site wireless communications .

       Building on its base business of advanced digital switching systems for small to mid-sized businesses, Comdial is actively engaged in creating specialty applications which integrate voice/data solutions for specific vertical markets. The Company plans to grow by continuing to ably serve its traditional customer base while capitalizing on growth opportunities for integrated products within these vertical markets.

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

       Comdial's products accommodate businesses that require up to approximately 500 ports. A port could be occupied by a telephone, facsimile machine, modem, or similar device. Comdial has an installed base of approximately 350,000 telephone systems and 3.7 million telephones. Comdial's growth has been principally as a result of increased sales of digital telephone systems and solutions and software products. Comdial's application software encompasses a wide range of products that enable end-users to perform telephony functions from desktop PCs or PCs served by a local area network ("LAN").

"Safe Harbor" Statement
Under the Private Securities Litigation Reform Act of 1995

       Some of the statements included or incorporated by reference into Comdial's Securities and Exchange Commission filings and shareholder communications are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial.

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

  Voice Switching Systems

       Comdial produces digital voice switching systems that are key/hybrid systems and are the foundation of Comdial's Digital System business segment. Historically, voice switching systems have been divided between key/hybrid systems and Private Branch Exchanges ("PBXs"). Key/hybrid systems are typically purchased by small to medium-sized businesses of three to 500 employees, while larger businesses typically purchase PBXs. However, advances in the designs of key/hybrid systems and PBXs in recent years has blurred the distinctions between them. As key/hybrid systems continue to grow to accommodate more users with increasing functionality, they have begun to encroach on the domain of the traditional PBXs.

       Voice switching systems are measured in terms of "ports." A port is an access point on the switch to an outside line or terminal device. Examples of terminal devices include telephones, facsimile machines, modems, and voice mail ports. Examples of lines include standard business lines as well as higher speed integrated services digital network (ISDN), digital transmission link (T-1), and others. With the proliferation of modems, facsimile machines, and voice mail devices, the demand for greater port capacity for key/hybrid systems has been growing. A basic business telephone system consists of (a) a central telephone switching unit, (b) telephone instruments, (c) associated wiring and connections hardware, (d) system software, and (e) adjunct devices such as facsimile machines and voice processing systems.

       The domestic market for key/hybrid switching systems, as projected by a leading industry consulting firm, is expected to grow by six percent from 1999 to 2000. Comdial ranks among the top six of industry participants. Significant trends in this market are (1) the continuing growth of digital systems, (2) the growing importance of larger systems (over 40 occupied station ports) relative to smaller systems, and (3) the trend toward "open" systems that comply with industry hardware and software standards. Open systems is a term used to describe the ability to attach third party devices and software to an existing system.

       In 1992, Comdial began a transition from proprietary analog systems to larger digital systems. That year, Comdial introduced the Digital Expandable ("DXP") switch. In 1994, the capacity of the DXP was expanded to 560 ports, making it competitive with smaller PBXs and providing access to larger
businesses  and   organizations  and  the  resellers  that  serve  these  larger businesses. CTI connectivity was provided via proprietary software and development tools that complied with the de facto industry standard of the time, Telephony Server Application Programming Interface ("TSAPI").

       In 1996, responding to growing market interest in CTI, Comdial introduced connectivity software that integrated with a broader range of network operating systems. In 1997, Comdial introduced Impact FX, a 96 port switch that allowed software applications, such as voice processing, to be enabled electronically. In 1998, the Impact FX was substantially enhanced to address a broader range of applications (40 to 560 ports) and the design architecture modified to provide a more cost-effective approach to expansion needs. New software applications were created to provide even greater functionality.

       In 1992, approximately 20 percent of Comdial's sales were attributable to digital systems. In 1999, digital systems comprised 60 percent of Comdial's sales and analog systems accounted for less than eight percent of sales.

       In 1994, Comdial introduced its first wireless device, the Tracker, an on-site paging system, followed by two-way wireless telephones, Scout and Air Impact. The cost differential between wired and wireless telephones is declining and the functionality of the wireless devices closely mimics full-featured desk phones.

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

 Voice Processing

       The ability to digitize analog voice signals gave rise to the voice processing business in the 1980s. In the 1990s, the introduction of powerful personal computers provided a platform to make voice processing affordable for even small businesses.

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

       After a very rapid growth spurt in the early 1990s, the voice processing industry is entering a mature phase. The domestic market for voice processing products, as projected by a leading industry consulting firm, is expected to continue to grow by approximately 25 percent from 1999 to 2000. Voice processing systems are also measured by "ports" but the term refers to the number of voice processing calls that can be handled simultaneously. A 12-port system can process 12 simultaneous calls, while a four port system can handle only four calls at one time.

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

    In the third quarter of 1999, Comdial introduced a unified messaging system combining voice mail, fax, and e-mail, called iNTerchange(TM). The system allows the user to manage information by choosing the best way to respond to messages. The system is scalable to 128 ports and integrates with over 100 different telephone systems. The system is produced by Comdial's subsidiary, KVT.

  Integrated Voice/Data Solutions

       One of Comdial's Solutions and Software segment strengths is its design control over four core technologies - voice switching, voice messaging, unified messaging, and IP telephony. Comdial seeks to accelerate its sales and profit growth by marketing integrated "solutions" which incorporate two or more of these technologies via computer integrated software. The integration can be completed by resellers, who have the technical skills to accomplish voice/data integration at the user level, or by Comdial itself. A typical solution product is an intelligent call center. With outbound call centers, predictive dialing devices automatically generate outbound calls from the user's database. Answered calls are instantly connected to an available agent (based on pre-determined criteria), a data screen is "popped" providing a script, contract, or other appropriate record, and the call is promptly processed with virtually no idle time due to wrong numbers, unanswered calls, or misplaced paper files.

       With inbound calls, Comdial's QuickQ ACD software intelligently answers and routes the call to the appropriate agent, based on user-defined criteria, such as availability and language skills. Appropriate records are automatically produced on workstations, based on the identified calling number or user keypad entries.

       Additionally, Comdial has designed specialized solutions for certain vertical markets. The Senior Housing systems offer integration with third party alarm devices, such that elderly residents experiencing an emergency condition can activate the device in their residence or on their person, sending a message to wireless devices worn by on-site caregivers.

       The size of the market for integrated solutions is unknown, but is believed to be large because such solutions result in greatly improved customer service and/or lower operating costs.

       Array, a subsidiary of Comdial, is a producer of special software that converts analog voice signals to IP data packets and routes the call over the public Internet or private networks. The advantages of IP telephony are much lower transmission costs and better utilization of network bandwidth. Array's products are sold to new generation carriers, such as prepaid calling card companies, and to private enterprises for off-loading intracompany voice and fax transmissions to reduce costs. In 1999, Array released the Array Series 3000 line carrier class voice over IP gateway products. The Series 3000 provides voice quality by incorporating the latest in jitter buffer management technology. The system supports centralized deployment of IP telephony services and offers built-in global routing software.

Strategy

       Comdial seeks to expand sales and profits at acceptable risk levels by implementing the following:

     (1) leveraging expertise in core communications technology to develop and introduce advanced solutions,

     (2) pursuing development of the next generation communications platforms and applications by leveraging expertise in Microsoft Windows(R),
     (3)  developing integrated solutions for fast-growing vertical markets,
     (4) expanding its channels of distribution and methods of product delivery to both markets, and
     (5) increasing direct sales through national account programs with large end-users and vertical market accounts.

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

    Product Development

    Comdial's recent sales and profit growth are largely attributable to customer acceptance of its Digital Systems and Solutions and Software products. Comdial's system products are sold under the Impact and Impression brands that serve customer applications from 24 to 560 ports. In 1999, Comdial introduced important enhancements such as IP telephony and a Unified Messaging System that combines voice mail, fax, and e-mail. Comdial intends to continue to add value to its core digital switching products such as the Concierge hospitality product. Comdial introduced various new features that the Concierge system now offers such as wireless telephones and call costing.

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

        In addition to supply house distribution, Comdial also markets its products directly to national accounts, third party system developers, OEM customers, and the federal government via its Government Services Administration ("GSA") schedule contract. National accounts are Comdial's direct sales through vertical markets such as senior housing, hospitality, and new real estate. Products produced by KVT are sold both through the supply house channel and direct to dealers. Array products are sold to private carriers, both in the U.S. and abroad.

        Strategic Alliances

        Comdial has developed strategic alliances with other companies in order to build on the strengths of these companies and bring the best possible products to the market at a lower cost. Examples include the Scout wireless key system telephone (Uniden America Corporation), and the VVP and Small Office voice processing systems (Rhetorex and Dialogic).

 (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

        During the fiscal years ended December 31, 1999, 1998 and 1997, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Additional information is incorporated by reference to Comdial's 1999 Annual Report to Stockholders.

   Product Sales Information

        The following table presents certain relevant information concerning Comdial's business segments for the periods indicated:

-------------------------------------------------------------------------------
                                          Years Ended December 31,
(In thousands)                      1999             1998              1997
-------------------------------------------------------------------------------
    Business Segment Sales:

        Digital Systems            $88,479          $80,452           $70,181
        Solutions and Software      48,713           36,194            31,625
        Analog and Other            10,768           12,331            16,755
                                  --------         --------          --------
            Net Sales             $147,960         $128,977          $118,561
                                  ========         ========          ========
-------------------------------------------------------------------------------

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

        Impact DXP system, originally introduced in 1992, has had several major upgrades since then. There are various Impact DXP Systems: Impact 224 and Impact
560. The numeric suffix denotes the maximum number of ports served by the base switch, without need for any product displacement. The switching platform for the Impact 224, when unassociated with terminals, is identified as the DXP. The switching platform for the Impact 560, when unassociated with terminals, is identified as the DXP Plus.

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

        Avalon, introduced in 1998, is the first communications systems designed specifically for assisted living communities. Avalon integrates a Comdial DXP digital switch system and telephones, wireless communications devices, wired and wireless alerting devices, and custom software. Avalon provides basic telecommunications service to residents and staff, but its most important advantage is to allow elderly residents to alert on-site caregivers of the name and location of an alarm condition. Should a resident activate a compatible in-room alerting device (such as a pull cord), dial "911," or take certain other actions indicating an alarm condition, messages are transmitted from the Avalon system to the displays of pagers or wireless phones carried by caregivers. Computer records of the emergency alert and response are also generated. Avalon is an example of Comdial's focus on integrated solutions for vertical markets.

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

        VVP-NT and Small Office-NT were introduced in 1998. They are user-friendly voice mail systems, with a proven design, that are easy to establish and maintain. Each system accommodates a different number of users and is built on a Windows NT(R) operating system platform. In addition, enhanced graphical screens let system supervisors quickly adjust user information and retrieve vital call processing data.

        Debut was introduced in 1998 to meet the needs of small businesses seeking basic voice processing capabilities at an attractive price.

        INTerchange(TM) is a unified messaging system which was introduced in the third quarter of 1999. This system was specifically designed to meet small and large company's needs. It is a new Windows NT(TM) based unified messaging system that fits into any office LAN and combines voice mail, fax and e-mail capabilities. The system provides a way to better prioritize messages with more efficient alternatives for receiving and responding to each type of electronic messaging.

        Ctvoice was introduced in 1998. Ctvoice gives organizations an IP telephony gateway that provides high-quality, real-time voice and fax communications over any IP network, including the public Internet and private intranets. Ctvoice is provided by Comdial's subsidiary Array which was acquired in 1998.

        VoIPgate is the brand name for carrier-class IP gateways produced by Comdial's subsidiary Array. VoIPgate interfaces with standard analog lines, ISDN, and T-1. VoIPgate provides a broad range of network management features and is compliant with popular industry standards.

     Series 3000, introduced by Comdial's subsidiary Array, was released for production in the third quarter of 1999. The Series 3000 IP gateway product is a completely modular system that offers scalability from two to thousands of ports. Its built in multi-lingual voice response (IVR) supports an infinite number of multi-language voice prompts customizable by the end user.

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

        ExecuTech XE Key Systems, introduced in 1989, can support up to 10 lines and 24 telephones. All systems support the same family of full-featured telephones. The switch is a unitized self-contained unit, making the ExecuTech XE Key System economical to manufacture, easy to install, and beneficial to end users who do not have to buy additional components to add features. This product was discontinued in the fourth quarter of 1999.

        Other products included in the Analog and Other business segment are ATC Terminals, Maxplus, Solo II, Voice Express, and Custom Manufacturing. In 1998, the Maxplus product was discontinued, and in 1999, Solo II and Voice Express were discontinued. Comdial will continue to provide support for these products pertaining to warranty claims and replacements.

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

        Three supply houses each account for more than 10% of Comdial's net sales. These are ALLTEL Supply, Inc. ("ALLTEL"), Graybar Electric Company, Inc. ("Graybar"), and Sprint/North Supply, Inc. ("North Supply"). In 1999, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $24.4 million (16%), $34.8 million (24%), and $25.3 million (17%), respectively.

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

        Comdial's dealers are primarily responsible for selling Comdial's products to end users as well as providing support. Comdial maintains a technical support staff devoted to dealer support. Comdial also generally provides a limited warranty on elements of its products up to maximum of 24 months. Products manufactured by Comdial can be returned within 24 months of the production date.

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

        Engineering, Research and Development

        Comdial believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. Comdial's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for design of new products and enhancements. A significant amount of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Research and development costs for the fiscal years ended 1999, 1998, and 1996 comprise the majority of engineering, research, and development costs, which were $9.7 million, $7.3 million, and $6.5 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

        Some of the research and development costs associated with the development of product software have been capitalized as incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 1999, 1998, and 1997 were $2.9 million, $2.8 million, and $2.0 million, respectively. The amounts of software development cost that were amortized in 1999, 1998, and 1997 were approximately $1.8 million, $1.4 million, and $1.0 million, respectively. Comdial is committed to improving its existing products and developing new telecommunications equipment in order to maintain or increase its market share.

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

        The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among competitors. Comdial itself has received claims of patent infringement from several parties which sometimes seek substantial sums. In response to prior infringement claims, Comdial has pursued and obtained nonexclusive licenses entitling Comdial to utilize certain fundamental patented functions that are widely licensed and used in the telecommunications manufacturing industry. These licenses will either expire at the end of the patent license or the end an agreed-to period.

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

        Year 2000 Issue

        In early 1997, Comdial established a team of people (the "Year 2000 Team") to evaluate whether, and to what extent, Comdial's business and products may be affected by the Year 2000 and potential problems caused by the inability of certain computers and microprocessors to distinguish between the year 2000 and the year 1900. Through a series of industry-recognized tests, the Year 2000 Team believes that it has identified which of Comdial's products, devices, and computerized systems contain embedded microprocessors that required remediation or replacement because of potential Year 2000 issues. Comdial has provided upgrades or taken other remedial steps to correct any non-compliant products that remain under warranty. Comdial did not make any significant expenditures solely to address Year 2000 issues.

        Management believes that Comdial has properly addressed the Year 2000 issues in order to mitigate any adverse operational or financial impacts. Furthermore, Comdial has implemented a requirement that its suppliers certify that all products and services provided to Comdial are Year 2000 compliant (see
Note 13 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

       Employees

        As of December 31, 1999, Comdial, including subsidiaries, had 922 full-time employees, of whom 553 were engaged in manufacturing, 124 in engineering, 188 in sales and support, and 57 in general management and administration. Comdial has never experienced a work stoppage and no employees are represented by labor unions. Comdial believes that its employee relations are good.

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

        In 1988, Comdial voluntarily discontinued use of a concrete underground hydraulic oil and chlorinated solvent storage tank at its Charlottesville plant. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, Comdial developed a plan of remediation that was approved by the Virginia Water Control Board on January 31, 1989. The plan was later amended and approved by the Virginia Department of Environmental Quality ("DEQ"), the successor administrative agency to the Sate Water Control Board, after which Comdial commenced the remediation efforts required thereunder.

    In October 1994, Comdial installed all required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil is deposited into approved containers and taken to a hazardous waste site in accordance with the corrective action plan.

    DEQ also required some assessment work of the chlorinated solvents under the Underground Storage Tank Petroleum Program, however Comdial determined in the late 1990s that it could expedite matters by entering Virginia's Voluntary Remediation Program (the "VRP").

    In 1999, Comdial was accepted into the VRP to start the final closure process for the assessment and clean up, if necessary, of leakage of the petroleum and chlorinated solvents. The petroleum leakage was subsequently added to the VRP with the chlorinated solvents in 2000. A Voluntary Remediation Report ("VRR") required under DEQ's regulations consists of a site characterization of the horizontal and vertical extent of the contamination, a risk assessment and a remedial action plan. The completion of the site characterization portion of the VRR will require several new wells to determine the extent of the contamination and some additional sampling.

    Comdial has hired outside consultants to do all the necessary testing as well as all the work required to clean up, if necessary, the contamination. Comdial is planning on completing this process by the end of year 2000, subject to the necessary review and approval of DEQ.

ITEM 3.  Legal Proceedings

      Comdial is from time to time involved in routine litigation. Comdial believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of 1999 to a vote of Comdial's security holders.

PART II

ITEM 5.           Market for Registrant's Common Equity and Related
         Stockholder Matters

      Information is incorporated by reference in Comdial's 1999 Annual Report to stockholders under the caption "Related Stockholders Matters." As of March 13, 2000 there were 1,965 record holders of Comdial's Common Stock.

ITEM 6.  Selected Financial Data

      Information is incorporated by reference in Comdial's 1999 Annual Report to stockholders under the caption "Five Year Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Information  is  incorporated  by reference in Comdial's  1999 Annual  Report to
stockholders  under  the  caption  "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations."

ITEM 8.        Financial Statements and Supplementary Data.

      Information is incorporated by reference in Comdial's 1999 Annual Report to stockholders or filed with this Report as listed in Item 14 hereof.

ITEM 9.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.

      No information is required to be reported pursuant to this item.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

      Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of Comdial" on pages 7 through 9 and 10 through 13 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2000.

ITEM 11.  Executive Compensation

      Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" on pages 13 through 22 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2000.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management

      Information is incorporated by reference under the captions "Securities Ownership of Certain Beneficial Owners and Management" on pages 4 through 6 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2000.

ITEM 13.          Certain Relationships and Related Transactions

      Information is incorporated by reference under the caption "Family Relationships" and "Certain Relationships and Related Transactions" on pages 13 and 21 of Comdial's definitive proxy statement for the annual meeting of stockholders to be held on May 4, 2000.

Part IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following Consolidated Financial Statements of Comdial Corporation and its Subsidiaries are incorporated in Part II,
                 Item 8 by reference to Comdial's 1999 Annual Report to stockholders (page references are to page numbers in Comdial's Annual Report):

                                                             Page Number
                                                             -----------

                 Independent Auditors' Report                      22
                 Report of Management                              22

       Financial Statements:
       Consolidated Balance Sheets -

          December 31, 1999 and 1998                               23
       Consolidated Statements of Operations -
          Years ended December 31, 1999, 1998, and 1997            24
       Consolidated Statements of Stockholders' Equity -
          Years ended December 31, 1999, 1998, and 1997            25
       Consolidated Statements of Cash Flows -
          Years ended December 31, 1999, 1998, and 1997            26
       Notes to Consolidated Financial Statements -
          Years ended December 31, 1999, 1998, and 1997         27-41

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

              10.7 Amendment No. 4 to the Registrant's 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.7 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.8 The Registrant's Executive Stock Ownership Plan effective January 1, 1996. (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 1995.)*

              10.9 Amendment No. 1 to the Registrant's Executive Stock Ownership Plan dated July 31, 1997. (Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.10  Amendment  No.  2  to  the  Registrant's   Executive  Stock
                     Ownership Plan dated January 1, 1998. (Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.11 The Registrant's Executive Severance Plan dated August 31, 1995. (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1995.)*

              10.12 Amendment No. 1 to the Registrant's Executive Severance Plan dated July 31, 1997. (Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.13 Development and Purchase Agreement dated February 21, 1997 among Registrant and Harris Corporation. (Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.14 FastCall Purchase Agreement dated December 31, 1997 among Aurora Systems, Inc. and Spanlink Communications, Inc. (Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.15 Asset Purchase Agreement dated July 14, 1998 among the Registrant and Array Telecom Inc. and Array Systems Computing Inc. (Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 28, 1998.)*

              10.16 Second Amendment to Comdial's 401(k) Plan dated November 29, 1998. (Exhibit 10.25 to Registrant's Form 10-K for the year ended December 31, 1998.)*

              10.17 Third Amendment to Comdial's 401(k) Plan dated February 8, 1999.

              10.18 Credit Agreement dated October 22, 1998 among Registrant and NationsBank, N.A. (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 1998.)*

              10.19 Comdial's Retirement Benefit Restoration Plan dated July 5, 1999.

 *  Incorporated by reference herein.

           (11)  Schedule of Computation of Earnings Per Common
                 Share

           (13)  Registrant's 1999 Annual Report to Stockholders

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

           (23)  Independent Auditors' Consent

                Accountants consent to the incorporation by reference of their report dated January 28, 2000, appearing in the Annual Report on Form 10-K of Comdial Corporation for the year ended December 31, 1999, in certain Registration Statements.

           (24)  Power of Attorney

           (27)  Financial Data Schedule

 (b)     Reports on Form 8-K:

The Registrant has not filed any reports on Form 8-K during the last quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                                             COMDIAL CORPORATION

                                             By: /s/ William G. Mustain
                                                ------------------------------
                                                  William G. Mustain
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                      Date
---------                 -----                      ----

         *              Director                 March 29, 2000
--------------------
 Robert P. Collins

         *              Director                 March 29, 2000
--------------------
 Barbara J. Dreyer

         *              Director                 March 29, 2000
--------------------
 A. M. Gleason

         *              Director                 March 29, 2000
--------------------
 John W. Rosenblum

         *              Director                 March 29, 2000
--------------------
 Robert E. Spekman

         *              Director                 March 29, 2000
--------------------
 Dianne C. Walker

/s/ William G. Mustain  Chairman of the Board,   March 29, 2000
----------------------  President and Chief
 William G. Mustain     Executive Officer


/s/ Tara Y. Harrison    Controller               March 29, 2000
--------------------
 Tara Y. Harrison

* By:/s/ William G. Mustain
     --------------------------
  William G. Mustain, Attorney-In-Fact