Form 10-Q
period 2000-04-02
COMDIAL CORP
filed 2000-05-17
CIK 230131

United States
		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

			       FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended April 2, 2000

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

	   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date.
9,202,193 common shares as of April 2, 2000.

		COMDIAL CORPORATION AND SUBSIDIARIES

							     INDEX
							      PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

	   Consolidated Balance Sheets as of
	   April 2, 2000 and December 31, 1999               3

	   Consolidated Statements of Operations
	   for the Three Months ended
	   April 2, 2000 and April 4, 1999                   4

	   Consolidated Statements of Cash Flows
	   for the Three Months ended
	   April 2, 2000 and April 4, 1999                   5

	   Notes to Consolidated Financial Statements        6-12


  ITEM 2:  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations    13-17

  ITEM 3.  Quantitative and Qualitative Disclosures
	   about Market Risks                               18

PART II - OTHER INFORMATION

  ITEM 4:  Submission of Matters to a vote by
	   Security Holders                                 19

  ITEM 6:  Exhibits and Reports on Form 8-K                 20

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
________________________________________________________________________
						 April 2,     Dec. 31,
In thousands except par value                     2000         1999 *
________________________________________________________________________
Assets
  Current assets
    Cash and cash equivalents                    $1,899      $1,917
    Accounts receivable (less allowance          35,869      39,700
      for doubtful accounts:  2000 - $311;
      1999 - $302)
    Inventories                                  23,755      22,827
    Prepaid expenses and other current
      assets                                      8,222       7,633
________________________________________________________________________
    Total current assets                         69,745      72,077

  Property - net                                 18,864      19,458
  Goodwill                                       10,409      11,207
  Deferred tax asset - net                       12,708      11,980
  Other assets                                   19,473      18,352
________________________________________________________________________
      Total assets                             $131,199    $133,074
========================================================================
________________________________________________________________________
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                            $12,231     $15,135
    Accrued payroll and related expenses          2,374       2,652
    Other accrued liabilities                     3,408       4,575
    Current maturities of debt                    1,262         471
_______________________________________________________________________
      Total current liabilities                  19,275      22,833

  Long-term debt                                 28,440      31,795
  Deferred tax liability                          2,629       2,622
  Other long-term liabilities                     5,949       4,216
  Commitments and contingent liabilities
    (see Note I)                                      -           -
_______________________________________________________________________
      Total liabilities                          56,293      61,466

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2000 = 9,202;
      1999 = 8,940)                             119,000     116,626
    Other                                        (1,236)     (1,237)
    Accumulated deficit                         (42,858)    (43,781)
______________________________________________________________________
      Total stockholders' equity                 74,906      71,608
      Total liabilities and stockholders'
	equity                                 $131,199    $133,074
=======================================================================

 *  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

	      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
___________________________________________________________
				    Three Months Ended
				    April 2,    April 4,
				      2000        1999
___________________________________________________________
Net sales                           $34,308     $31,864
Cost of goods sold                   19,440      19,163
____________________________________________________________
  Gross profit                       14,868      12,701

Operating expenses
  Selling, general & administrative  10,471       8,611
  Engineering, research
    & development                     1,697       2,086
  Goodwill amortization expense         799         784
____________________________________________________________
    Operating income                  1,901       1,220

Other expense
  Interest expense                      607         382
  Miscellaneous expenses - net           31         129
Income before income taxes            1,263         709
Income tax expense (benefit)            340         321
____________________________________________________________
Net income applicable
  to common stock                      $923        $388
============================================================

Earnings per common share and common
  equivalent share:
  Basic                               $0.10       $0.04
  Diluted                             $0.10       $0.04

Weighted average common shares outstanding:
  Basic                               9,099       8,939
  Diluted                             9,444       8,987


The accompanying notes are an integral part of these financial statements.

	      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
________________________________________________________________________
						 Three Months Ended
						April 2,     April 4,
In thousands                                      2000         1999
________________________________________________________________________
Cash flows from operating activities:
Cash received from customers                    $39,588      $31,197
  Other cash received                               227          167
  Interest received                                  22            1
  Cash paid to suppliers and employees          (39,341)     (35,524)
  Interest paid on debt                            (495)        (397)
  Income taxes paid                                 (54)         (52)
________________________________________________________________________
    Net cash used in operating activities           (53)      (4,608)
Cash flows from investing activities:
  Acquisition costs for Array, Aurora, and
    Key Voice Technologies                            -           (1)
  Proceeds received from ePHONE                   2,650            -
  Proceeds from the sale of equipment                 1            -
  Capital expenditures                           (1,227)        (976)
________________________________________________________________________
    Net cash provided by (used in) investing
      activities                                  1,424         (977)
Cash flows from financing activities:
  Net borrowings under revolver                  (3,473)       5,774
  Proceeds from issuance of common stock          2,129           12
  Principal payments on capital lease
    obligations                                     (45)          (4)
________________________________________________________________________
    Net cash provided by (used in)
      financing activities                       (1,389)       5,782
________________________________________________________________________
Net increase (decrease) in cash
  and cash equivalents                              (18)         197
Cash and cash equivalents at
  beginning of year                               1,917        1,599
_______________________________________________________________________
Cash and cash equivalents at end of period       $1,899       $1,796
=======================================================================

Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                        $923         $388
_______________________________________________________________________
  Depreciation and amortization                  2,620        2,218
  Decrease (increase) in accounts receivable     3,831       (1,362)
  Inventory provision                               51          353
  Decrease (increase) in inventory                (979)       1,009
  Increase in other assets                      (2,552)      (2,802)
  Decrease (increase) in deferred tax asset       (614)         140
  Decrease in accounts payable                  (2,904)      (2,688)
  Decrease in other liabilities                   (675)      (2,264)
  Increase in paid-in capital and
    other equity                                   246          400
______________________________________________________________________
    Total adjustments                             (976)      (4,996)
______________________________________________________________________

Net cash used in
  operating activities                            ($53)     ($4,608)
======================================================================

The accompanying notes are an integral part of these financial statements.

		 COMDIAL CORPORATION AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	    THREE MONTHS ENDED APRIL 2, 2000 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS_______________________

     The financial information included as of April 2, 2000, and for the three months ended April 2, 2000 and April 4, 1999 is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation ("Comdial") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1999. The consolidated financial statements for accounting periods in 2000 contained herein should be read in conjunction with the 1999 financial statements, including notes thereto, contained in Comdial's Annual Report to Stockholders for the year ended December 31, 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. The results of operations for the three months ended April 2, 2000, are not necessarily indicative of results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES______________

     The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of April 2, 2000. Actual results may differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $3.4 million and $2.2 million are included in accounts payable as of April 2, 2000 and December 31, 1999, respectively. Bank overdrafts consist of outstanding checks that have not (1) cleared the bank and (2) been funded by the revolving credit facility (see Note E). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

Revenue Recognition

     Comdial recognizes revenue as products are shipped. Returned products are credited against revenues as they are received back from the customer. The only exceptions to this policy are revenues from national account customers and embedded software. National account customer revenues are not recognized until the customer takes title to the equipment. Embedded software revenues are not recognized until the customer requests a code from Comdial enabling the software to be activated. Comdial's reporting of software revenue meets the requirements as set forth by Statement of Position 97-2 "Software Revenue Recognition."

Other Long-lived Assets

     Long-lived assets are amortized based on the assets' useful lives. Long-lived assets are reviewed for impairment as circumstances change that might impair the useful life of the asset. An impairment loss is not recognized unless a portion of the carrying amount of an asset is no longer recoverable using a test of recoverability, which is based on expected future undiscounted cash flows.

Note C:  DISPOSALS_______________________________________________

     On March 31, 2000, Array Telecom Corporation ("Array"), a wholly-owned subsidiary of Comdial, and Comdial entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. ("ePHONE"). Pursuant to the agreement, Array sold its fixed assets, the 3000 family of products, and licensed technology to ePHONE. Comdial allowed ePHONE to utilize the name "Array" and will provide ePHONE with access through Comdial to its distribution channels. ePHONE paid Array on the closing date $2.7 million and will pay royalty fees to Comdial based on certain gross sales over a five year period. Most of the $2.7 million will be recognized into income over the five year period.

Note D: INVENTORIES_____________________________________________

     Inventories consist of the following:
_________________________________________________________________
					April 2,      Dec. 31,
In thousands                             2000           1999
_________________________________________________________________
  Finished goods                       $11,529         $8,763
  Work-in-process                        3,223          4,556
  Materials and supplies                 9,003          9,508
				      ________________________
     Total                             $23,755        $22,827
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

Note E: BORROWINGS______________________________________________

     In the third quarter of 1998, Comdial and Bank of America, N.A. ("Bank of America"), entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides Comdial with a $50 million revolving credit facility ("the Revolver") and a $5 million letter of credit subfacility.

     Long-term Debt.  Long-term debt consists of the following:
_________________________________________________________________
				       April 2,       Dec. 31,
In thousands                             2000           1999
_________________________________________________________________
  Revolver (1)                         $26,123        $29,596
  Capitalized leases (2)                 3,579          2,670
					_______________________
    Total debt                          29,702         32,266
  Less current maturities on debt        1,262            471
				       ________________________
    Total long-term debt               $28,440        $31,795
_________________________________________________________________

(1) The Revolver made pursuant to the Credit Agreement with Bank of America carries an interest rate based on the LIBOR daily rate plus a specified margin. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from 0.75% to 1.50% above the LIBOR daily rate. As of April 2, 2000 and December 31, 1999, Comdial's borrowing rates were 6.88% and 6.58%, respectively, which includes the additional applicable margin of 0.75% for both periods.

     Comdial can use the Revolver with Bank of America for working capital, equipment purchases, to finance permitted acquisitions, and for other general corporate purposes. The Bank of America's Revolver (as defined in the Credit Agreement) does not require payment until August 31, 2003 with the option of possible credit extensions.

(2) Capital leases are with various financing entities and are payable based on the terms of each individual lease.

Debt Covenants

      Comdial's indebtedness to Bank of America is secured by liens on all of Comdial's properties and assets. The Credit Agreement with Bank of America contains certain financial covenants that relate to specified levels of consolidated net worth and other financial ratios. As of April 2, 2000, Comdial was in compliance with all of the covenants and terms of the Credit Agreement.

Note F:  EARNINGS PER SHARE______________________________________

     For the three months ended April 2, 2000 and April 4, 1999, earnings per common share ("EPS") were computed for both basic and diluted EPS to conform to Statement of Financial Accounting Standards ("SFAS") No. 128. Basic EPS for the three months presented were computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding and common equivalent shares including any possible contingent shares. For the three months ended April 2, 2000 and April 4,

1999, diluted EPS were computed by dividing income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. The following table discloses the quarterly information for the three months ended April 2, 2000 and April 4, 1999.
_________________________________________________________________
			Numerator      Denominator       EPS
_________________________________________________________________
Three Months
2000
Basic EPS                 $923,000      9,098,999       $0.10
Diluted                   $923,000      9,443,564       $0.10

1999
Basic EPS                 $388,000      8,939,450       $0.04
Diluted                   $388,000      8,986,732       $0.04

For further detail of EPS see Exhibit 11.
_________________________________________________________________

Note G:  INCOME TAXES____________________________________________

     The components of the income tax expense based on the liability method for the three months are as follows:
_________________________________________________________________
				    April 2,         April 4,
In thousands                          2000             1999
_________________________________________________________________
  Current -  Federal                   $40              $58
	     State                      45              123
  Deferred - Federal                   253              191
	     State                       2              (51)
				     _______________________
    Income tax provision              $340             $321
_________________________________________________________________

     The income tax provision reconciled to the tax computed at statutory rates for the three months are summarized as follows:
_________________________________________________________________
					  April 2,      April 4,
In thousands                                2000          1999
_________________________________________________________________
  Federal tax at statutory
  rate (35% in 2000 and 1999)               $442          $239
  State income taxes (net of federal
    tax benefit)                              30            48
  Nondeductible charges                        7            20
  Other adjustments                         (139)            -
  Adjustment of valuation allowance            -            14
					  _____________________
    Income tax provision                    $340          $321
_________________________________________________________________

     Net deferred tax assets of $15.4 million and $14.8 million have been recognized in the accompanying Consolidated Balance Sheets as of April 2, 2000 and December 31, 1999, respectively. The components of the net deferred tax assets are as follows:
_________________________________________________________________
					 April 2,      Dec. 31,
In thousands                               2000          1999
_________________________________________________________________
  Total deferred tax assets              $18,166       $17,545
  Total valuation allowance                 (114)         (114)
					 _______________________
    Total deferred tax asset - net        18,052        17,431
  Total deferred tax liabilities          (2,629)       (2,622)
					 _______________________
    Total net deferred tax asset         $15,423       $14,809
_________________________________________________________________

     Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowance when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets.

     Comdial has net operating losses ("NOLs") and tax credit carryovers of approximately $10.4 million and $1.6 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

NOTE H.  SEGMENT INFORMATION_____________________________________

     During the first three months of 2000 and 1999, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 97% of sales occurring in the United States.

    Comdial is organized into several product segments that comprise the majority of its sales to the telecommunications market. Comdial has three basic product categories that contribute ten percent or more, to net sales. The segments are Digital Systems, Solutions and Software, and Analog and Other (which includes other miscellaneous products). Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified to the gross profit level for each segment.

    The Digital Systems segment is comprised of products such as Impact, Impression series telecommunication systems, Impact Digital Expandable Systems ("DXP"), DXP Plus and the open digital switching platforms known as the "FX Series." Digital Systems generally offer customers more features with superior quality platforms. The distinguishing characteristic of this segment is that it is designed for the small office up to 500 end users.

     The Solutions and Software segment is comprised of all Comdial's software and software application products. The products included are all of Comdial's vertical market products such as Impact Concierge, QuickQ, Avalon, and voice processing systems.

These products are sold to specific industries such as hospitality, call centers, and assisted living centers.

     The Analog and Other segment is comprised of Comdial's older analog products (such as Unisyn), and other products such as ATC Terminals and Custom Manufacturing. The Analog products are designed for the small office market, which supports only a few users. This market places more emphasis on price than features or software functionality.

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. There are no operating assets located outside the United States.

     Unallocated costs include operating expenses, goodwill amortization, interest expense, other miscellaneous expenses, and income tax expenses or benefits. Comdial does not maintain information that would allow these costs to be broken down into the various product segments and most of the costs are universal in nature. Unallocated assets include such items as cash, deferred tax assets, other miscellaneous assets, and goodwill. Unallocated capital expenditures and depreciation relate primarily to shared services assets. Unallocated liabilities include such items as accounts payable, debt, leases, deferred tax liabilities, and most other liabilities that do not relate to sales.

     The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The following tables show segment information for the periods ended April 2, 2000 and April 4, 1999.
___________________________________________________________________
				      April 2,       April 4,
(Dollars in thousands)                  2000           1999
___________________________________________________________________
Business Segment Net Revenues
  Digital Systems                     $21,816        $18,503
  Solutions and Software               10,846         10,413
  Analog and Other                      1,646          2,948
				      _______________________
    Net sales                         $34,308        $31,864

Business Segment Profit
  Digital Systems                      $9,218         $6,234
  Solutions and Software                5,386          5,802
  Analog and Other                        264            665
				      _______________________
    Gross profit                       14,868         12,701
  Operating expenses                   12,967         11,481
  Interest expense                        607            382
  Miscellaneous expense - net              31            129
				      _______________________
    Income before income taxes         $1,263           $709
___________________________________________________________________

___________________________________________________________________
				       April 2,      December 31,
 (Dollars in thousands)                  2000           1999
___________________________________________________________________
Business Segment Assets
  Digital Systems                     $53,705         $54,443
  Solutions and Software               26,123          27,307
  Analog and Other                      3,947           5,335
  Unallocated                          47,424          45,989
				      ________________________
      Total                          $131,199        $133,074

Business Segment Liabilities
  Digital Systems                      $1,314          $1,875
  Solutions and Software                5,411           2,904
  Analog and Other                        136             202
  Unallocated                          49,432          56,485
				      ________________________
      Total                           $56,293         $61,466
___________________________________________________________________
___________________________________________________________________
				      April 2,       April 4,
(Dollars in thousands)                 2000            1999
___________________________________________________________________
Business Segment Property, Plant and Equipment
  Depreciation
    Digital Systems                    $412           $469
    Solutions and Software               99             35
    Analog and Other                     27             39
    Unallocated                         240            308
				     _______________________
      Total                            $778           $851

  Additions
    Digital Systems                    $248           $345
    Solutions and Software              451             52
    Analog and Other                     36             49
    Unallocated                          80            425
				      _______________________
      Total                            $815           $871
___________________________________________________________________


Note I:  COMMITMENTS AND CONTINGENT LIABILITIES____________________

     At this time, Comdial has not had any claims or losses relating to Year 2000 issues. Comdial cannot predict whether there will be any future litigation against Comdial due to non-compliance relating to Year 2000 issues.

	   COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 2000 reporting basis (see Note A to the Consolidated Financial Statements).

     Comdial is a Delaware corporation based in Charlottesville, Virginia. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq(") in the National Market( under the symbol, CMDL.

Results of Operations

     Selected consolidated statements of operations for the first three months of 2000 and 1999 are as follows:
_________________________________________________________________
					April 2,     April 4,
In thousands                              2000         1999
_________________________________________________________________
Business Segment Sales:
Digital Systems                         $21,816      $18,503
Solutions and Software                   10,846       10,413
Analog and Other                          1,646        2,948
					______________________
Net sales                                34,308       31,864
Cost of sales                            19,440       19,163
Gross profit                             14,868       12,701
Selling, general & administrative        10,471        8,611
Engineering, research & development       1,697        2,086
Goodwill amortization                       799          784
Interest expense                            607          382
Miscellaneous expense - net                  31          129
					 ______________________
Income before income taxes                1,263          709
Income tax expense                          340          321
					 ______________________
Net income applicable to common stock      $923         $388
					 ======================
Earnings per common share and common
  equivalent share:  basic                $0.10        $0.04
___________________________________________________________________

  Revenue and Earnings

First Quarter 2000 vs. 1999

     Comdial sales, gross profit margin, and earnings as a
percentage of sales grew for the first quarter of 2000 when
compared to the same period of 1999.   Comdial's net sales increased
by 8% for the first quarter of 2000 to $34.3 million, compared with

$31.9 million in the first quarter of 1999. This increase was primarily attributable to the increase in digital systems sales.

     Gross profit increased by 17% for the first quarter of 2000 to $14.9 million, compared with $12.7 million in the first quarter of 1999. Gross profit, as a percentage of sales, increased from 40% for the first quarter of 1999 to 43% for the same period of 2000. This increase was primarily due to higher margins on digital systems.

     Selling, general and administrative expenses increased for the first quarter of 2000 by 22% to $10.5 million, compared with $8.6 million in the first quarter of 1999. This increase was due to adding sales and marketing personnel in the latter half of 1999 to support Comdial's future growth along with some additional costs associated with the restructuring of Comdial into new Strategic Business Units during the first quarter of 2000.

     Engineering, research and development expenses for the first quarter of 2000 decreased by 19% to $1.7 million, compared with $2.1 million for the first quarter of 1999. This decrease was primarily due to the reduction in engineering personnel because of the restructuring. All costs associated with the reduction or changes in personnel were recognized in selling, general and administrative expenses.

     Interest expense increased by 59% for the first quarter of 2000 to $0.6 million, compared with $0.4 million in the first quarter of 1999. This increase was due to higher interest rates of approximately 120 basis points in 2000 and an increase in capital leases which is primarily associated with the installation of new software.

     Net income increased by 138% for the first quarter of 2000 to $0.9 million, compared with $0.4 million for the same period in 1999. This increase was primarily attributable to the increase in sales and gross margins. Income before income taxes for the first quarter of 2000 increased to $1.3 million compared with $0.7 million for the first quarter of 1999.

Liquidity

     Comdial's financial position continues to improve when compared to previous years. In 1998, Comdial entered into a new financing arrangement with Bank of America, N.A. ("Bank of America"), that provides a line of credit up to $50 million. Comdial's continual improvement in its financial position along with the additional line of credit allows Comdial to finance working capital to accommodate the expected growth in the business.

     The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

_________________________________________________________________
				      April 2,    December 31,
In thousands                            2000         1999
_________________________________________________________________
  Cash and cash equivalents           $1,899        $1,917
  Current maturities on debt           1,262           471
  Working capital                     50,470        49,244
_________________________________________________________________

     As of October 1998, Comdial and Bank of America signed a Credit Agreement (the "Credit Agreement") that is now funding all operational requirements as needed. All operating cash requirements were funded through a $50 million revolving credit facility (the "Revolver") provided by Bank of America. Comdial reports the Revolver activity on a net basis in the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft.

     Current maturities on debt as of April 2, 2000, increased by $0.8 million due to increases in new leases of approximately $1.4 million when compared to December 31, 1999.

     Working capital as of April 2, 2000, increased by $1.2 million when compared to December 31, 1999. This increase was primarily due to the reduction of accounts payable and other accrued liabilities which was partially offset by a decrease in accounts receivables.

     Capital additions per generally accepted accounting principles ("GAAP") for the first three months of 2000 and 1999 were approximately $0.8 million and $0.9 million, respectively. Capital additions were used to help Comdial introduce new products as well as improve quality and reduce costs associated with existing products. Capital additions were funded by cash generated from operations and borrowing from the Revolver. Actual cash expenditures for capital additions for the first three months of 2000 and 1999, were $1.2 million and $1.0 million, respectively. Management anticipates that approximately $6 million will be spent on capital additions for the year 2000. These additions will help Comdial meet its commitments to its customers by developing new products as well as increasing its capacity to produce high-tech products for the future. Comdial plans to fund all additions primarily through cash generated by operations.

     Comdial has a commitment from Bank of America for the issuance of letters of credit in an aggregate amount not to exceed $5 million at any one time. On April 2, 2000, the amount of commitments under the letter of credit facility with Bank of America was $0.1 million.

     Accounts payable as of April 2, 2000, decreased by $2.9 million when compared to December 31, 1999. This decrease was primarily due to the timing of incoming material receipts for production. Other accrued liabilities as of April 2, 2000, decreased by $1.2 million partially due to Comdial paying promotional costs in 2000 that were incurred in 1999.

     Other long-term liabilities as of April 2, 2000, increased by $1.7 million when compared to December 31, 1999. This increase was primarily due to the recognition of deferred revenue that was received from ePHONE for the five-year license agreement with Array Telecom Corporation ("Array").

Long-term Debt, Including Current Maturitie

     As of April 2, 2000, long-term debt decreased by $3.4 million which was a direct result of Comdial collecting receipts that related to the high level of fourth quarter sales. See Note E to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

     Comdial believes that income from operations combined with amounts available from Comdial's current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future.

Other Financial Information

     During the first three months of 2000 and 1999, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

    On March 17, 2000, Comdial and Lucent Technologies GRL Corporation ("Lucent-GRL") entered into a Patent License Agreement pursuant to which Lucent-GRL granted to Comdial licenses under Lucent-GRL's patents for Licensed Products (as defined in the agreement), and Comdial granted Lucent-GRL licenses under Comdial's patents for Licensed Products (as defined in the agreement). Pursuant to the agreement, Comdial paid Lucent-GRL an initial payment and agreed to pay Lucent-GRL a royalty based on Comdial's consolidated sales. The agreement extends for a period of five years. The costs associated with this agreement are future period costs.

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

     Comdial continues to monitor and review any new issues that may arise concerning Year 2000. As of April 2, 2000, cumulative costs incurred by Comdial specifically for the Year 2000 totaled an aggregate of $0.7 million.

Risks: While management believes that it has taken appropriate actions to respond to and resolve potential Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse affect on Comdial.

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

	    COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote by Security Holders

 (a) On May 4, 2000, Comdial held its annual meeting of shareholders in the Customer Conference Center within its own facility located at 1180 Seminole Trail, Charlottesville, Virginia 22901. The following matters were voted upon:

	1. The following director was elected to serve a three-year term: Robert P. Collins.

	   Directors whose terms of office continued after the meeting: Barbara J. Dreyer, William G. Mustain, John
	   W. Rosenblum, Robert E. Spekman, and Dianne C.
	   Walker.

	   Director whose term of office expired after the meeting and who retired from the board: A. M.
	   Gleason.

	2. An amendment to the Company's 1992 Stock Incentive
	   Plan to increase the number of shares authorized for issuance to 2,050,000 was approved.

	3. The selection of Deloitte & Touche LLP as the
	   Company's certified public accountants and independent auditors was ratified.

	Shares of Common Stock were voted as follows:

	Item 1: (Election of Board of Director)
	For -                     7,346,997
	Withheld authority -      1,155,012

				Total Vote For     Total Vote Withheld
	Robert P. Collins         7,346,997             1,155,012

	Item 2: (Increase authorized Common Shares for 1992 Stock
		 Incentive Plan)
	For -                     3,701,512
	Against -                 1,998,201
	Abstain -                    51,224
	Broker non-votes -        2,751,072

	Item 3: (Selection of Independent Auditors)
	For -                     8,445,398
	Against -                    36,342
	Abstain -                    20,269

ITEM 6.  Exhibits and Reports on Form 8-K.
  (a)
    3.  Exhibits Included herein:
      (3) By-laws.

	  3.1 Bylaws of Comdial Corporation

     (10) Material Contracts.

	 10.1 Strategic Alliance Agreement dated March 31, 2000 among the Registrant and ePHONE Telecom, Inc.

	 10.2 Patent License Agreement dated March 17, 2000 among the Registrant and Lucent Technologies GRL
	      Corporation

     (11) Statement re Computation of Per Share Earnings.

     (27) Financial Data Schedule.

  (b)  Reports on Form 8-K.

The Registrant has not filed any reports on Form 8-K during the quarterly period.

__________________
Items not listed if not applicable.

		       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   Comdial Corporation
				      (Registrant)

Date:  May 17, 2000            By: /s/ William G. Mustain
				   William G. Mustain
				   Chairman of the Board,
				   President and Chief
				   Executive Officer

			       By: /s/ Tara Y. Harrison
				   Tara Y. Harrison
				   Controller and
				   Acting Chief Financial Officer