Form 10-Q
period 2000-07-02
COMDIAL CORP
filed 2000-08-25
CIK 230131

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                   ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 2, 2000
                                    ------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________

     Commission file number:     0-9023

                               COMDIAL CORPORATION
                               -------------------
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

Registrant's telephone number, including area code:(804) 978-2200

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 9,202,543 common shares as of July 2, 2000.

                      COMDIAL CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                                     INDEX
                                     -----


                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION
         ---------------------


 ITEM 1:  Financial Statements

          Consolidated Balance Sheets as of
          July 2, 2000 and December 31, 1999                      3

          Consolidated Statements of Operations
          for the Three and Six Months ended
          July 2, 2000 and July 4, 1999                           4

          Consolidated Statements of Cash Flows
          for the Six Months ended
          July 2, 2000 and July 4, 1999                           5

          Notes to Consolidated Financial Statements              6-13


 ITEM 2:  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          14-19

 ITEM 3:  Quantitative and Qualitative Disclosures
          About Market Risks                                     19


PART II - OTHER INFORMATION
          -----------------


 ITEM 6:  Exhibits and Reports on Form 8-K                       20

                      COMDIAL CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Consolidated Balance Sheets -  (Unaudited)



                                                        July 2,         Dec. 31
In thousands except par value                            2000            1999
--------------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents                          $   2,685      $   1,917
    Accounts receivable (less allowance                   20,499         39,700
      for doubtful accounts and reserve for returns:
      2000 - $5,529  1999 - $2,300)
    Inventories                                           30,101         22,827
    Prepaid expenses and other current
      assets                                               7,017          7,633
------------------------------------------------       ----------     ----------
      Total current assets                                60,302         72,077

  Property - net                                          19,399         19,458
  Goodwill                                                 9,608         11,207
  Deferred tax asset - net                                17,942         11,980
  Other assets                                            21,181         18,352
------------------------------------------------       ----------     ----------
      Total assets                                     $ 128,432      $ 133,074
------------------------------------------------       ==========     ==========
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                                   $  11,383      $  15,135
    Accrued payroll and related expenses                   1,687          2,652
    Other accrued liabilities                              2,907          4,575
    Current maturities of debt                             1,349            471
------------------------------------------------       ----------     ----------
      Total current liabilities                           17,326         22,833

  Long-term debt                                          33,932         31,795
  Deferred tax liability                                   2,662          2,622
  Other long-term liabilities                              6,810          4,216
------------------------------------------------       ----------     ----------
      Total liabilities                                   60,730         61,466
  Commitments and contingent liabilities                       -              -


  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2000 = 9,202;
      1999 = 8,940)                                      119,036        116,626
    Other                                                 (1,236)        (1,237)
    Accumulated deficit                                  (50,098)       (43,781)
------------------------------------------------       ----------     ----------
      Total stockholders' equity                          67,702         71,608
                                                       ---------      ----------
      Total liabilities and stockholders'
        equity                                         $ 128,432      $ 133,074
------------------------------------------------       ==========     ==========

*  Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

        COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)



In thousands except per share amounts
-------------------------------------------------------------------------------------------
                                              Three Months Ended        Six Months Ended
                                               July 2,    July 4,      July 2,      July 4,
                                                 2000      1999         2000         1999
-------------------------------------------------------------------------------------------
Net sales                                     $ 21,372    $ 36,351    $ 53,565    $ 68,940
Cost of goods sold                              16,960      20,902      35,383      40,995
-------------------------------------------   --------    --------    --------    --------
  Gross profit                                   4,412      15,449      18,182      27,945

Operating expenses
  Selling, general & administrative             12,120       9,820      22,404      18,226
  Engineering, research
    & development                                1,589       2,338       3,286       4,424
  Goodwill amortization expense                    798         799       1,597       1,583
-------------------------------------------   --------    --------    --------    --------
    Operating income                           (10,095)      2,492      (9,105)      3,712

Other expense
  Interest expense                                 616         377       1,223         759
  Miscellaneous expenses (income)- net              (2)        (28)         29         101
-------------------------------------------   --------    --------    --------    --------
Income (loss) before income taxes              (10,709)      2,143     (10,357)      2,852
Income tax expense (benefit)                    (4,051)        852      (4,040)      1,173
-------------------------------------------   --------    --------    --------    --------
Net income (loss)                              ($6,658)    $ 1,291     ($6,317)    $ 1,679
-------------------------------------------   ========    ========    ========    ========


Earnings per share:
  Basic                                         ($0.72)      $0.14      ($0.69)      $0.19
  Diluted                                       ($0.72)      $0.14      ($0.69)      $0.19

Weighted average shares outstanding:
  Basic                                          9,219       8,948       9,160       8,944
  Diluted                                        9,286       8,986       9,374       8,985



The accompanying notes are an integral part of these financial statements.

              COMDIAL CORPORATION AND SUBSIDIARIE

Consolidated Statements of Cash Flows - (Unaudited)


                                                                        Six Months Ended
                                                                      July 2,      July 4,
In thousands                                                           2000        1999
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                       $ 73,238    $ 64,986
  Other cash received                                                   4,579         770
  Interest received                                                        68           4
  Cash paid to suppliers and employees                                (77,989)    (65,472)
  Interest paid on debt                                                (1,111)       (790)
  Income taxes paid                                                      (484)       (215)
------------------------------------------------------------------   --------    --------
    Net cash used in operating activities                              (1,699)       (717)
------------------------------------------------------------------   --------    --------
  Cash flows from investing activities:
  Acquisition costs for Array Telecom Corp.                               -            (1)
  Proceeds received from ePHONE                                           648         -
  Proceeds from the sale of equipment                                     544           1
  Capital expenditures                                                 (1,756)     (1,682)
------------------------------------------------------------------   --------    --------
    Net cash used in investing activities                                (564)     (1,682)
------------------------------------------------------------------   --------    --------
Cash flows from financing activities:
  Net borrowings under Revolving Credit Facility                        1,523       3,304
  Proceeds from issuance of common stock                                2,131          14
  Principal payments on capital
    lease obligations                                                    (623)         (5)
------------------------------------------------------------------   --------    --------
    Net cash provided by financing activities                           3,031       3,313
------------------------------------------------------------------   --------    --------
Net increase in cash
  and cash equivalents                                                    768         914
------------------------------------------------------------------   --------    --------
Cash and cash equivalents at
  beginning of year                                                     1,917       1,599
------------------------------------------------------------------   --------    --------
Cash and cash equivalents at end of period                           $  2,685    $  2,513
==================================================================   ========    ========


Reconciliation of net income to net cash used in operating activities:



Net income (loss)                                                   ($  6,317)   $  1,679
------------------------------------------------                     --------    --------

  Depreciation and amortization                                         5,464       4,557
  Decrease (increase) in accounts receivable                           19,201      (3,751)
  Inventory provision                                                   1,705         918
  Decrease (increase) in inventory                                     (8,979)      2,077
  Increase in other assets                                             (6,686)     (4,583)
  Decrease (increase) in deferred tax asset                            (4,691)        756
  Decrease in accounts payable                                         (3,752)     (1,319)
  Increase (decrease) in other liabilities                                159      (1,614)
  Increase in paid-in capital and other equity                            280         563
------------------------------------------------                     --------    --------
    Total adjustments                                                   4,618      (2,396)
------------------------------------------------                     --------    --------
Net cash used in operating activities                                 ($1,699)      ($717)
================================================                     ========    ========


The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED JULY 2, 2000 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   The financial information reported as of July 2, 2000, and for the three and six months ended July 2, 2000 and July 4, 1999, is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation ("Comdial") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1999. The consolidated financial statements for accounting periods in 2000 contained herein should be read in conjunction with the 1999 financial statements, including notes thereto, contained in Comdial's Annual Report to Stockholders for the year ended December 31, 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. The results of operations for the three and six months ended July 2, 2000, are not necessarily indicative of results for the full year.

Restatement

  On July 27, 2000, Comdial announced it had discovered that a provision for sales returns of $2.7 million was not recorded for a special return agreement entered into in connection with a sale that occurred in the first quarter. Comdial will restate its financial statements as of and for the three months ended April 2, 2000. Comdial intends to file an amendment to its Form 10-Q for the first quarter of 2000 reflecting this restatement as soon as possible. In addition, the Company has reclassified certain amounts included in net sales, cost of goods sold, and selling general and administrative expenses included in the financial statements. These reclassifications had no effect on operating or net income.

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

   The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. GAAP also requires disclosure of contingent assets and liabilities as of July 2, 2000. Actual results may differ from those estimates.

Cash and Cash Equivalents

   Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $5.2 million and $2.2 million are included in accounts payable as of July 2, 2000 and December 31, 1999, respectively. Bank overdrafts consist of outstanding checks that have neither (1) cleared the bank nor (2) been funded by the revolving credit facility (see Note D). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

Revenue Recognition

   The majority of Comdial's revenue is recognized when the products are shipped and title has passed to the customer. Comdial's management records a provision for all anticipated returns that is constantly monitored and updated as required. This provision is recognized as a reduction of revenues. All actual returns are charged against the allowance for returns as received. National account customer revenues are not recognized until the customer takes title to the equipment which may be at shipment or at installation depending on the terms of the contract. Embedded software revenues are recognized when Comdial activates a code at the request of the customer enabling the software to be used.

Other Long-lived Assets

   Long-lived assets are amortized based on the assets' useful lives. Long-lived assets are periodically reviewed for impairment as circumstances change that might impact the useful life of the asset. An impairment loss is not recognized unless a portion of the carrying amount of the asset is no longer recoverable (using a test of recoverability), which is based on expected future undiscounted cash flows.

Note C: INVENTORIES
--------------------------------------------------------------------------------



Inventories consist of the following:
---------------------------------------------------
                                 July 2,   Dec. 31,
In thousands                       2000     1999
----------------------------    -------    --------
  Finished goods                $16,983   $ 8,763
  Work-in-process                 3,769     4,556
  Materials and supplies          9,349     9,508
                                -------   -------
     Total                      $30,101   $22,827
                                =======   =======

--------------------------------------------------------------------------------

     Comdial provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management's estimates of the recoverability of costs of all inventory, which is based on among other things expected obsolescence of the products. The estimated amount for returns not yet received as of July 2, 2000, which is included in inventory is $3.1 million. Raw material obsolescence is mitigated by the commonality of component parts, finished goods, and by the low level of inventory relative to sales.

Note D: BORROWINGS
--------------------------------------------------------------------------------

   In the third quarter of 1998, Comdial and Bank of America, N.A. ("Bank of America"), entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides Comdial with a $50 million revolving credit facility ("the Revolver") of which $5 million is a letter of credit subfacility. Long-term debt consists of the following:

--------------------------------------------------------
                                      July 2,   Dec. 31,
In thousands                            2000      1999
-----------------------------------  -------   ---------
  Revolver (1)                         $31,119   $29,596
  Capitalized leases (2)                 4,162     2,670
                                       -------   -------
    Total debt                          35,281    32,266
  Less current maturities on debt        1,349       471
                                       -------   -------
    Total long-term debt               $33,932   $31,795
                                       =======   =======

--------------------------------------------------------------------------------

   (1) The Revolver made pursuant to the Credit Agreement with Bank of America carries an interest rate based on the LIBOR daily rate plus a specified margin. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from 0.75% to 1.50% above the LIBOR daily rate. As of July 2, 2000 and December 31, 1999, Comdial's borrowing rates were 6.88% and 6.58%, respectively, which includes the additional applicable margin of 0.75% for both periods.

   Comdial can use the Revolver for working capital, equipment purchases, to finance permitted acquisitions, and for other general corporate purposes. Bank of America's Revolver (as defined in the Credit Agreement) does not require payment until August 31, 2003 with the option of possible credit extensions.

   (2) Capital leases are with various financing entities and are payable based on the terms of each individual lease.

Debt Covenants

   Comdial's indebtedness to Bank of America is secured by liens on all of Comdial's properties and assets. The Credit Agreement with Bank of America contains certain financial covenants that relate to specified levels of consolidated net worth and other financial ratios. As of July 2, 2000, Comdial was in compliance with all of the covenants except for the ratio of funded debt to EBITDA. Bank of America has given Comdial a waiver relating to the covenant violation covering the current period and extending through August 30, 2000 (see Note H).

Note E:  EARNINGS PER SHARE
--------------------------------------------------------------------------------

Basic EPS for the three and six months periods presented was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. The following table discloses the information for the three and six months ended July 2, 2000 and July 4, 1999.


--------------------------------------------------------------------------------
                                  Numerator   Denominator         EPS
--------------------------------------------------------------------------------
Three Months
------------
2000
Basic EPS                       ($6,658,000)   9,219,029        ($0.72)
Diluted                         ($6,658,000)   9,285,643        ($0.72)

1999
Basic EPS                        $1,291,000    8,948,304       $  0.14
Diluted                          $1,291,000    8,985,774       $  0.14

Six Months
----------
2000
Basic EPS                       ($6,317,000)   9,160,205        ($0.69)
Diluted                         ($6,317,000)   9,374,285        ($0.69)

1999
Basic EPS                        $1,679,000    8,943,912       $  0.19
Diluted                          $1,679,000    8,985,223       $  0.19



For further detail of EPS see Exhibit 11.


--------------------------------------------------------------------------------

Note F:  INCOME TAXES
--------------------------------------------------------------------------------

        The components of income tax expense based on the liability method for the first six months are as follows:


--------------------------------------------------------------------------------
                                                            July 2,      July 4,
In thousands                                                 2000         1999
--------------------------------------------------------------------------------
  Current -  Federal                                         ($28)      $  247
             State                                             (3)         169
  Deferred - Federal                                       (3,644)         703
             State                                           (365)          54
                                                     ------------   ----------
    Income tax provision (benefit)                        ($4,040)      $1,173
                                                     ============   ==========
--------------------------------------------------------------------------------

   The income tax provision, reconciled to the tax computed at statutory rates, for the six months is summarized as follows:



----------------------------------------------------------------
                                          July 2,        July 4,
In thousands                               2000           1999
--------------------------------------  -------          -------
  Federal tax at statutory
     rate (35% in 2000 and 1999)        ($3,625)         $   998
  State income taxes (net of federal
    tax benefit)                           (243)             145
  Nondeductible charges                      37               10
  Recognition of benefits for subsidiary
   NOLs                                    (174)               -
  Other adjustments                         (35)              20
  Adjustment of valuation allowance           -                -
                                        -------          -------
    Income tax provision (benefit)      ($4,040)         $ 1,173
                                        =======          =======

--------------------------------------------------------------------------------


   Net deferred tax assets of $19.5 million and $14.8 million have been recognized in the accompanying Consolidated Balance Sheets as of July 2, 2000 and December 31, 1999, respectively. The components of the net deferred tax assets are as follows:

--------------------------------------------------------
                                        July 2,   Dec. 31,
In thousands                             2000      1999
------------------------------------   -------   -------
  Total deferred tax assets            $22,278   $17,545
  Total valuation allowance               (114)     (114)
                                       -------   -------
    Total deferred tax asset - net      22,164    17,431
  Total deferred tax liabilities        (2,662)   (2,622)
                                       -------   -------
    Total net deferred tax asset       $19,502   $14,809
                                       =======   =======


--------------------------------------------------------------------------------


   Comdial periodically reviews the requirements for a valuation allowance and makes adjustments when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Management believes that is more likely than not that the deferred tax assets will be realized.

   Comdial has net operating losses ("NOLs") and tax credit carryovers of approximately $14.3 million and $1.4 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

NOTE G.  SEGMENT INFORMATION
-------------------------------------------------------------------------------


   During the first six months of 2000 and 1999, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 97% of sales occurring in the United States.

  Comdial is organized into several strategic business unit ("SBU") segments that comprise the majority of its sales to the telecommunications market. Comdial has three SBU's that contribute ten percent or more to net sales. The SBU's are Comdial Convergent Communications Corporation ("CCC"), Comdial

Enterprise Solutions, Inc. ("CES"), Key Voice Technologies, Inc. ("KVT") and others (such as Array Telecom Corporation ("Array") and Comdial Business Communications Corporation ("CBCC")). All of the SBU's are companies wholly-owned by Comdial. Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified down to the operating profit level.

  CCC is comprised of products such as Impact, Impression series telecommunication systems, Impact Digital Expandable Systems ("DXP"), DXP Plus and the open digital switching platforms known as the "FX Series." The products are sold through various supply house channels, which in turn sell to various dealers that sell and install Comdial products. This distribution channel comprises more than 65% of Comdial's net sales for any given period.

  CES is comprised of all Comdial's software solutions and application products that are sold through vertical markets to national account customers. The products included are all of Comdial's vertical market products such as Impact Concierge, QuickQ, Avalon, and voice processing systems. These products are sold to specific industries such as hospitality, real estate, financial and senior housing centers.

  KVT provides voice processing products to the other SBU's as well as selling directly to dealers and end users. Based in Sarasota, Florida, KVT develops, assembles, markets, and sells voice processing systems and related products for business applications. KVT products can provide up to 64 ports of voice processing capacity. Most Comdial generated sales are in the two to eight port range, which corresponds with the small to mid-size businesses which are Comdial's primary markets. Industry shipments are measured both in terms of systems and ports. Among PC-based systems, Comdial believes that KVT is an industry leader, ranking second in terms of systems shipped.

  The other segments are CBCC, which manufactures Comdial products, repairs out-of-warranty products and engages in contract manufacturing, and Array, which produced Internet Protocol ("IP") software products (product licensed to ePHONE Telecom Inc. ("ePHONE")).

  The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activities are not allocated to the operating segments. Corporate allocation costs that have been transferred to KVT and other business segments have not been included in operating income. Management does not include these costs when analyzing the various business segments performance. There are no operating assets located outside the United States.

  Unallocated costs include corporate expenses, interest expense, other miscellaneous expenses, and income tax expenses or benefits. Comdial does not maintain information that would allow these costs to be broken down into the various business segments, and most of the costs are universal in nature. Unallocated assets include such items as cash, deferred tax assets and miscellaneous assets. Unallocated capital expenditures and depreciation relate primarily to shared assets. Unallocated liabilities include such items as accounts payable, debt, leases, deferred tax liabilities, and most other liabilities that do not relate to sales.

  The following tables show segment information for the six months ended July 2, 2000 and July 4, 1999:

----------------------------------------------------------------------------------------------------------------------
                                                                                                 July 2,     July 4,
(Dollars in thousands)                                                                             2000       1999
--------------------------------------------------------------------------------------------     ---------   --------
Business Segment
 Net Revenues
  Comdial Convergent Communications                                                              $  35,706   $ 51,142
  Comdial Enterprise Solutions                                                                       6,246      6,127
  Key Voice Technologies                                                                            11,522     15,867
  CBCC/Array                                                                                         3,485      2,306
  Inter-company elimination                                                                         (3,394)    (6,502)
                                                                                                 ---------   --------
    Net sales                                                                                    $  53,565   $ 68,940
                                                                                                 =========   ========
----------------------------------------------------------------------------------------------------------------------
 Gross Profit
  Comdial Convergent Communications                                                              $  13,224   $ 19,061
  Comdial Enterprise Solutions                                                                       1,763      2,477
  Key Voice Technologies                                                                             5,367      8,633
  CBCC/Array                                                                                        (2,172)    (2,226)
                                                                                                 ---------   --------
   Gross profit                                                                                  $  18,182   $ 27,945
                                                                                                 =========   ========

----------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)
  Comdial Convergent Com.                                                                        $   1,380   $  7,834
  Comdial Enterprise Solutions                                                                      (1,514)       298
  Key Voice Technologies                                                                               877      5,700
  CBCC/Array                                                                                        (2,880)    (1,771)
                                                                                                 ---------   --------
   Operating profit (loss)                                                                          (2,137)    12,061

 Unallocated expenses
  Cost of goods sold                                                                                    78        312
  Operating expenses                                                                                 6,890      8,037
  Interest expense                                                                                   1,223        759
  Miscellaneous expense - net                                                                          _29        101
                                                                                                 ---------   --------
   Income (loss) before income taxes                                                              ($10,357)  $  2,852
                                                                                                 =========   ========

----------------------------------------------------------------------------------------------------------------------




                                                                 July 2,   December 31,
 (Dollars in thousands)                                           2000        1999
-----------------------------------------------------------     ---------   --------

Business Segment Assets
  Comdial Convergent Com.                                       $   9,272   $ 28,662
  Comdial Enterprise Solutions                                      7,455      7,039
  Key Voice Technologies                                           10,355     10,155
  CBCC/Array                                                       56,798     43,693
  Unallocated                                                      44,552     43,525
                                                                ---------   --------
     Total                                                      $ 128,432   $133,074
                                                                =========   ========


                                                                 July 2,   December 31,
 (Dollars in thousands)                                           2000        1999
-----------------------------------------------------------     ---------   --------
Business Segment Liabilities
  Comdial Convergent Com.                                       $      53   $  2,322
  Comdial Enterprise Solutions                                        316         66
  Key Voice Technologies                                            1,679      2,340
  CBCC/Array                                                       14,119     15,878
  Unallocated                                                      44,563     40,860
                                                                ---------   --------
     Total                                                      $  60,730   $ 61,466
                                                                =========   ========


-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                                                                 July 2,     July 4,
(Dollars in thousands)                                             2000       1999
-----------------------------------------------------------     ---------   --------
Business Segment Property, Plant and Equipment
  Depreciation
    Comdial Convergent Com.                                     $     102   $    116
    Comdial Enterprise Solutions                                        3          1
    Key Voice Technologies                                            134         61
    CBCC/Array                                                      1,161      1,284
    Unallocated                                                       239        268
                                                                ---------   --------
     Total                                                      $   1,639   $  1,730
                                                                =========   ========

  Additions
    Comdial Convergent Com.                                     $      10   $     49
    Comdial Enterprise Solutions                                       38         28
    Key Voice Technologies                                            430         25
    CBCC/Array                                                      1,199        822
    Unallocated                                                       447        887
                                                                ---------   --------
     Total                                                      $   2,124   $  1,811
                                                                =========   ========
-------------------------------------------------------------------------------------

NOTE H.  SUBSEQUENT EVENT
--------------------------------------------------------------------------------

  As of July 2, 2000, Comdial was not in compliance with the covenant in its Credit Agreement dated October 22, 1998 relating to the ratio of funded debt to

EBITDA. Comdial has received a waiver from Bank of America with respect to that covenant that expires August 30, 2000. In return, Comdial has agreed, in principle, to restructure the Credit Agreement into a Term loan and a Revolver, which are to include committed facilities and an uncommitted portion. The committed facilities are expected to reduce the funds currently available from $50 million to $40 million, with a further reduction to $35 million on December 31, 2000. The anticipated expiration date for the Term loan is March 31, 2002, and for the Revolver is December 31, 2001. Comdial's interest rate is expected to increase from 0.75% above LIBOR to 3.0% above LIBOR.

     COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

   Comdial is a Delaware corporation based in Charlottesville, Virginia. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq") under the symbol, "CMDL".

Restatement

  On July 27, 2000, Comdial announced it had discovered that a provision for sales returns of $2.7 million was not recorded for a special return agreement entered into in connection with a sale that occurred in the first quarter. Comdial will restate its financial statements as of and for the three months ended April 2, 2000. Comdial intends to file an ammendment to its Form 10-Q for the first quarter of 2000 reflecting this restatement as soon as possible. In addition, the Company has reclassified certain amounts included in net sales, cost of goods sold, and selling general and administrative expenses included in the financial statements. These reclassifications had no effect on operating or net income.

Segment Reporting

  During the first quarter of 2000, Comdial initiated organization into Strategic Business Units ("SBUs") which are currently used by management to analyze its business (see Note G to the Consolidated Financial Statements).

Results of Operations

   Selected consolidated statements of operations for the first six months of 2000 and 1999 are as follows:


--------------------------------------------------------------------------------
                                                     July 2,            July 4,
In thousands                                          2000               1999
------------------------------------------          --------           -------
 Net sales                                          $ 53,565           $68,940
 Cost of sales                                        35,383            40,995
                                                    --------           -------
   Gross profit                                       18,182            27,945
 Selling, general & administrative                    22,404            18,226
 Engineering, research & development                   3,286             4,424
 Goodwill amortization                                 1,597             1,583
 Interest expense                                      1,223               759
 Miscellaneous expense - net                              29               101
                                                    --------           ---------
 Income (loss) before income taxes                   (10,357)            2,852
 Income tax expense (benefit)                         (4,040)            1,173
                                                    --------           ---------
   Net income (loss)                                 ($6,317)          $ 1,679
                                                    ========           =========
 Earnings per share:  basic                           ($0.69)            $0.19
                                                    ========           =========
                      diluted                         ($0.69)            $0.19

--------------------------------------------------------------------------------
Revenue and Earnings

   Second Quarter 2000 vs. 1999
   ----------------------------

   Comdial's sales, gross profit, and earnings declined for the second quarter of 2000 when compared to the same period of 1999. Comdial's net sales decreased by 41% for the second quarter of 2000 to $21.4 million, compared with $36.4 million in the second quarter of 1999. This decrease was primarily attributable to a decrease in inventory levels at Comdial's four largest distributors.

   Gross profit decreased by 71% for the second quarter of 2000 to $4.4 million, compared with $15.4 million in the second quarter of 1999. Gross profit margin, as a percentage of sales, decreased from 43% for the second quarter of 1999 to 21% for the same period of 2000. This decrease was due to lower sales and special charges Comdial booked relating to discontinued products.

   Selling, general and administrative expenses increased for the second quarter of 2000 by 23% to $12.1 million, compared with $9.8 million in the second quarter of 1999. This increase was due to the addition of sales and marketing personnel to support Comdial's expected future growth and some additional costs associated with restructuring the Company into Strategic Business Units during the first quarter of 2000.

   Engineering, research and development expenses for the second quarter of 2000 decreased by 32% to $1.6 million, compared with $2.3 million for the second quarter of 1999. This decrease was primarily due to reducing engineering personnel in the first quarter of 2000.

     Interest expense increased by 63% for the second quarter of 2000 to $0.6 million, compared with $0.4 million in the second quarter of 1999. This increase was due to higher interest rates and an increase in capital leases which is primarily associated with the installation of new financial and manufacturing software.

   Income tax expense decreased for the second quarter of 2000 to a tax benefit of $4.1 million, compared with a tax expense of $0.9 million for the same period of 1999. This tax benefit recognition was due to the reported tax loss recognized by Comdial which management believes that more likely than not will be recognized in future periods.

   Net income decreased for the second quarter of 2000 to a loss of $6.7 million, compared with net income of $1.3 million for the same period in 1999. The decrease was primarily attributable to decreased sales and gross margins.

First Six Months of 2000 vs. 1999
---------------------------------

   Comdial's net sales decreased by 22% for the first six months of 2000 to $53.6 million, compared with $68.9 million for the same period of 1999. This decrease was attributable to the decrease in sales for the second quarter of 2000.

   Gross profit decreased by 35% for the first six months of 2000 to $18.2 million, compared with $27.9 million for the same period of 1999. Gross profit margin, as a percentage of sales, decreased from 41% for the first six months of 1999 to 34% for the same period of 2000. This decrease was primarily due to lower sales and special charges (such as additional inventory reserves) relating to discontinued products.

   Selling, general and administrative expenses increased for the first six months of 2000 by 23% to $22.4 million, compared with $18.2 million for the same period of 1999. This increase was due to the addition of sales and marketing personnel to support Comdial's expected growth and some additional costs associated with the organization of the Company.

   Engineering, research and development expenses for the first six months of 2000 decreased by 26% to $3.3 million, compared with $4.4 million for the same period of 1999. This decrease was due to reducing engineering personnel in the first quarter of 2000.

   Interest expense increased by 61% for the first six months of 2000 to $1.2 million, compared with $0.8 million in the same period of 1999. This increase was due to higher interest rates in 2000 and an increase in capital leases.

     Income tax expense decreased for the first six months of 2000 to a tax benefit of $4.0 million, compared with a tax expense of $1.2 million for the same period of 1999. This tax benefit recognition was du to the reported tax loss recognized by Comdial which management believes that more likely than not will be recognized in future periods.

   Net income decreased for the first six months of 2000 to a loss of $6.3 million, compared with net income of $1.7 million for the same period in 1999. This decrease was attributable to the decrease in sales and gross margins.

Liquidity

  In 1998, Comdial entered into a financing arrangement with Bank of America, N.A. ("Bank of America"), that provides a line of credit up to $50 million.

Comdial's current financial position along with the additional line of credit allows Comdial to finance working capital to accommodate the expected growth in the business.

   The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital as of the dates indicated:

--------------------------------------------------------
                                July 2,      December 31,
In thousands                     2000            1999
------------------------------  -------       ----------
  Cash and cash equivalents     $ 2,685       $ 1,917
  Current maturities on debt      1,349           471
  Working capital                42,976        49,244
--------------------------------------------------------

   As of October 1998, Comdial and Bank of America signed a Credit Agreement (the "Credit Agreement"), which funds operational requirements as needed. All operating cash requirements were funded through a $50 million revolving credit facility (the "Revolver") provided by Bank of America. Comdial reports the Revolver activity on a net basis in the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft.

   Current maturities on debt as of July 2, 2000, increased by $0.9 million due to increases in new capital leases of approximately $1.4 million when compared to December 31, 1999.

   Working capital as of July 2, 2000, decreased by $6.3 million when compared to December 31, 1999. This decrease was primarily due to the reduction in accounts receivable.

   Capital additions, per generally accepted accounting principles ("GAAP"), for the first six months of 2000 and 1999 were approximately $2.1 million and $1.8 million, respectively. Capital additions were used to help Comdial introduce new products as well as improve quality and reduce costs associated with existing products. Capital additions were funded by cash generated from operations and borrowings from the Revolver. Actual cash expenditures for capital additions for the first six months of 2000 and 1999, were $1.8 million and $1.7 million, respectively. Management anticipates that a total of approximately $5 million will be spent on capital additions during 2000. These additions will help Comdial meet its commitments to customers by developing new products as well as increasing its capacity to produce high-tech products for the future. Comdial expects to fund all additions primarily through cash generated by operations.

   Comdial has a commitment from Bank of America for the issuance of letters of credit in an aggregate amount not to exceed $5 million at any one time. On July 2, 2000, the amount of commitments under the letter of credit facility with Bank of America was $0.1 million.

   Accounts receivable as of July 2, 2000, decreased by $19.2 million when compared to December 1999. This decrease was due to lower sales in the second quarter. Inventory as of July 2, 2000, increased by $7.3 million, which resulted from a sales level that was lower than anticipated.

  Deferred tax assets as of July 2, 2000, increased by $4.7 million when compared to December 31, 1999. This increase was due to Comdial reporting a loss for the first six months of 2000 (see Note F to the Consolidated Financial Statements).

   Accounts payable as of July 2, 2000, decreased by $3.8 million when compared to December 31, 1999. This decrease was due to lower incoming material receipts for production. Accrued payroll and related expenses as of July 2, 2000, decreased by $1.0 million primarily due to decreases in payroll and vacation provisions. Other accrued liabilities as of July 2, 2000, decreased by $1.7 million partially due to Comdial paying promotional costs in 2000 that were incurred in 1999.

   Other long-term liabilities as of July 2, 2000, increased by $2.6 million when compared to December 31, 1999. This increase was primarily due to the recognition of deferred revenue that was received from ePHONE Telecom Inc. ("ePHONE") related to the five-year license agreement to use the software developed by Array Telecom Corporation ("Array").

Long-term Debt, Including Current Maturities

   As of July 2, 2000, long-term debt increased by $2.1 million when compared to December 31, 1999. This increase in debt can be directly linked to the increase in inventory. See Note D to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

  As of July 2, 2000, Comdial was not in compliance with one of the required covenants of the Credit Agreement with Bank of America. Bank of America has given Comdial a waiver for the convenant non-compliance that extends through August 30, 2000 (see Notes D and H of the Consolidated Financial Statements).

   Comdial believes that income from operations combined with amounts available from Comdial's current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future.

Other Financial Information

   During the first six months of 2000 and 1999, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

Year 2000

   Comdial continues to monitor and review any new issues that may arise concerning Year 2000. As of July 2, 2000, cumulative costs incurred by Comdial specifically for the Year 2000 totaled an aggregate of $0.8 million.

Risks: While management believes that it has taken appropriate actions, there can be no assurance that a Year 2000 issue will not affect Comdial.

Current Pronouncements

   In the fourth quarter of 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101. Comdial adopted the Bulletin, and believes that this adoption will not have a material impact on Comdial's financial statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

   Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION
          -----------------


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

                                          Comdial Corporation
                                          -------------------
                                               (Registrant)

Date:  August 25, 2000                     By: /s/ William G. Mustain
      ----------------                          -----------------------
                                                   William G. Mustain
                                                   President and Chief
                                                   Executive Officer

                                           By: /s/ Paul K. Suijk
                                               ------------------
                                                   Paul K. Suijk
                                                   Senior Vice President and
                                                   Chief Financial Officer