Form 10-Q/A
period 2000-07-02
COMDIAL CORP
filed 2000-08-29
CIK 230131

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 9,202,543 common shares as of July 2, 2000.

                      COMDIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                            PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           July 2, 2000 and December 31, 1999                                4

           Consolidated Statements of Operations
           for the Three and Six Months ended
           July 2, 2000 and July 4, 1999                                     5

           Consolidated Statements of Cash Flows
           for the Six Months ended
           July 2, 2000 and July 4, 1999                                     6

                      EXPLANATORY NOTE



Comdial Corporation is amending its Quarterly Report, on Form 10-QA for the fiscal quarter ended July 2, 2000, due to a typing error in the reconciliation section of the Statement of cash Flows.

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Consolidated Balance Sheets - (Unaudited)
                                                 July 2,     Dec. 31,
In thousands except par value                     2000         1999
-------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents                    $2,685      $1,917
    Accounts receivable (less allowance          20,499      39,700
      for doubtful accounts and reserve for
      returns:  2000 - $5,529; 1999 - $2,300)
    Inventories                                  30,101      22,827
    Prepaid expenses and other current
      assets                                      7,017       7,633
--------------------------------------------------------------------
      Total current assets                       60,302      72,077

  Property - net                                 19,399      19,458
  Goodwill                                        9,608      11,207
  Deferred tax asset - net                       17,942      11,980
  Other assets                                   21,181      18,352
--------------------------------------------------------------------
      Total assets                             $128,432    $133,074
====================================================================
------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                            $11,383     $15,135
    Accrued payroll and related expenses          1,687       2,652
    Other accrued liabilities                     2,907       4,575
    Current maturities of debt                    1,349         471
--------------------------------------------------------------------
      Total current liabilities                  17,326      22,833

  Long-term debt                                 33,932      31,795
  Deferred tax liability                          2,662       2,622
  Other long-term liabilities                     6,810       4,216
-------------------------------------------------------------------
      Total liabilities                          60,730      61,466

  Commitments and contingent liabilities              -           -

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2000 = 9,202;
      1999 = 8,940)                             119,036     116,626
    Treasury stock                               (1,236)     (1,237)
    Accumulated deficit                         (50,098)    (43,781)
--------------------------------------------------------------------
      Total stockholders' equity                 67,702      71,608
      Total liabilities and stockholders'
        equity                                 $128,432    $133,074
====================================================================

 * Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
------------------------------------------------------------------------------
                                     Three Months Ended     Six Months Ended
                                      July 2,   July 4,    July 2,   July 4,
                                       2000      1999       2000      1999
------------------------------------------------------------------------------
Net sales                            $21,372   $36,351    $53,565   $68,940
Cost of goods sold                    16,960    20,902     35,383    40,995
------------------------------------------------------------------------------
  Gross profit                         4,412    15,449     18,182    27,945

Operating expenses
  Selling, general & administrative   12,120     9,820     22,404    18,226
  Engineering, research
    & development                      1,589     2,338      3,286     4,424
  Goodwill amortization expense          798       799      1,597     1,583
------------------------------------------------------------------------------
    Operating income                 (10,095)    2,492     (9,105)    3,712

Other expense
  Interest expense                       616       377      1,223       759
  Miscellaneous expenses (income)- net    (2)      (28)        29       101
------------------------------------------------------------------------------
Income (loss) before income taxes    (10,709)    2,143    (10,357)    2,852
Income tax expense (benefit)          (4,051)      852     (4,040)    1,173
------------------------------------------------------------------------------
Net income (loss)                    ($6,658)   $1,291    ($6,317)   $1,679
==============================================================================


Earnings per share:
  Basic                               ($0.72)    $0.14     ($0.69)    $0.19
  Diluted                             ($0.72)    $0.14     ($0.69)    $0.19

Weighted average shares outstanding:
  Basic                                9,219     8,948      9,160     8,944
  Diluted                              9,286     8,986      9,374     8,985


The accompanying notes are an integral part of these financial statements.

COMDIAL  CORPORATION  AND  SUBSIDIARIES

Consolidated  Statements  of Cash Flows -(Unaudited)

                                                      Six Months Ended
                                                     July 2,      July 4,
In thousands                                          2000         1999
---------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                       $73,238      $64,986
  Other cash received                                  4,579          770
  Interest received                                       68            4
  Cash paid to suppliers and employees               (77,989)     (65,472)
  Interest paid on debt                               (1,111)        (790)
  Income taxes paid                                     (484)        (215)
---------------------------------------------------------------------------
    Net cash used in operating activities             (1,699)        (717)
---------------------------------------------------------------------------
  Cash flows from investing activities:
  Acquisition costs for Array Telecom Corp.                -           (1)
  Proceeds received from ePHONE for assets               648            -
  Proceeds from the sale of equipment                    544            1
  Capital expenditures                                (1,756)      (1,682)
---------------------------------------------------------------------------
    Net cash used in investing activities               (564)      (1,682)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under Revolving Credit Facility       1,523        3,304
  Proceeds from issuance of common stock               2,131           14
  Principal payments on capital
    lease obligations                                   (623)          (5)
---------------------------------------------------------------------------
    Net cash provided by financing activities          3,031        3,313
---------------------------------------------------------------------------
Net increase in cash
  and cash equivalents                                   768          914
---------------------------------------------------------------------------
Cash and cash equivalents at
  beginning of year                                    1,917        1,599
---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $2,685       $2,513
===========================================================================


Reconciliation of net income to net cash used in operating activities:

Net income (loss)                                    ($6,317)      $1,679
---------------------------------------------------------------------------

  Depreciation and amortization                        5,464        4,557
  Decrease (increase) in accounts receivable          19,201       (3,751)
  Inventory provision                                  1,705          918
  Decrease (increase) in inventory                    (8,979)       2,077
  Increase in other assets                            (6,686)      (4,583)
  Decrease (increase) in deferred tax asset           (4,691)         756
  Decrease in accounts payable                        (3,752)      (1,319)
  Increase (decrease) in other liabilities             2,076       (1,614)
  Increase in paid-in capital and other equity           280          563
---------------------------------------------------------------------------
    Total adjustments                                  4,618       (2,396)
---------------------------------------------------------------------------

Net cash used in operating activities                ($1,699)       ($717)
===========================================================================

The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Comdial Corporation
                                   -------------------
                                      (Registrant)

Date:  August 29, 2000         By: William G. Mustain
      ----------------             ------------------
                                   William G. Mustain
                                   President and Chief
                                   Executive Officer

                               By: Paul K. Suijk
                                   ------------------
                                   Paul K. Suijk
                                   Senior Vice President and
                                   Chief Financial Office