Form 10-Q/A
period 2000-04-02
COMDIAL CORP
filed 2000-08-31
CIK 230131

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 2, 2000
                                        -------------

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

                      COMDIAL CORPORATION AND SUBSIDIARIES

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-QA for the fiscal quarter ended April 2, 2000, as set forth in the pages attached hereto (see Note A to the Financial Statements):

                                      INDEX
                                                                            PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           April 2, 2000 and December 31, 1999
           (as restated)                                                   3

           Consolidated Statements of Operations
           for the Three Months ended
           April 2, 2000 and April 4, 1999
           (as restated)                                                   4

           Consolidated Statements of Cash Flows
           for the Three Months ended
           April 2, 2000 and April 4, 1999
           (as restated)                                                   5

           Notes to Consolidated Financial Statements                      6-12


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   13-17

  ITEM 3.  Quantitative and Qualitative Disclosures
                        about Market Risks                                 18

PART II - OTHER INFORMATION

  ITEM 4:  Submission of Matters to a vote by
           Security Holders                                                19

  ITEM 6:  Exhibits and Reports on Form 8-K                                20

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets - (Unaudited)
                                               (As restated
                                                see Note A)
                                                 April 2,     Dec. 31,
In thousands except par value                     2000          1999 *
------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents                    $1,899       $1,917
    Accounts receivable (less allowance          33,169       39,700
      for doubtful accounts and reserve for
      returns:  2000 - $4,963; 1999 - $2,300)
    Inventories                                  25,544       22,827
    Prepaid expenses and other current
      assets                                      6,109        7,633
---------------------------------------------------------------------
      Total current assets                       66,721       72,077

  Property - net                                 18,864       19,458
  Goodwill                                       10,409       11,207
  Deferred tax asset - net                       15,163       11,980
  Other assets                                   19,473       18,352
---------------------------------------------------------------------
      Total assets                             $130,630     $133,074
=====================================================================
------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                            $12,231      $15,135
    Accrued payroll and related expenses          2,374        2,652
    Other accrued liabilities                     3,409        4,575
    Current maturities of debt                    1,262          471
---------------------------------------------------------------------
      Total current liabilities                  19,276       22,833

  Long-term debt                                 28,440       31,795
  Deferred tax liability                          2,641        2,622
  Other long-term liabilities                     5,949        4,216
--------------------------------------------------------------------
      Total liabilities                          56,306       61,466

  Commitments and contingent liabilities
    (see Note I)                                      -            -
---------------------------------------------------------------------

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2000 - 9,202;
      1999 - 8,940)                             119,000      116,626
    Treasury Stock                               (1,236)      (1,237)
    Accumulated deficit                         (43,440)     (43,781)
---------------------------------------------------------------------
      Total stockholders' equity                 74,324       71,608
      Total liabilities and stockholders'
        equity                                 $130,630     $133,074
=====================================================================

 * Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
-----------------------------------------------------------
                                    Three Months Ended
                                  (As restated
                                   see Note A)
                                    April 2,    April 4,
                                      2000        1999
-----------------------------------------------------------
Net sales                           $31,608     $31,864
Cost of goods sold                   17,651      19,163
--------------------------------------------------------
  Gross profit                       13,957      12,701

Operating expenses
  Selling, general & administrative  10,471       8,611
  Engineering, research
    & development                     1,697       2,086
  Goodwill amortization expense         799         784
-------------------------------------------------------
    Operating income                    990       1,220

Other expense
  Interest expense                      607         382
  Miscellaneous expenses - net           31         129
-------------------------------------------------------
Income before income taxes              352         709
Income tax expense                       11         321
--------------------------------------------------------
Net income                             $341        $388
========================================================


Earnings per share:
  Basic                               $0.04       $0.04
  Diluted                             $0.04       $0.04

Weighted average shares outstanding:
  Basic                               9,099       8,939
  Diluted                             9,444       8,987


The accompanying notes are an integral part of these financial statements.

              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

                                               Three Months Ended
                                             (As restated
                                               see Note A)
                                                April 2,     April 4,
In thousands                                      2000         1999
----------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                  $39,588      $31,197
  Other cash received                             2,229          167
  Interest received                                  22            1
  Cash paid to suppliers and employees          (39,341)     (35,524)
  Interest paid on debt                            (495)        (397)
  Income taxes paid                                 (54)         (52)
----------------------------------------------------------------------
    Net cash provided by (used in)
      operating activities                        1,949       (4,608)
----------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition costs for Array                         -           (1)
  Proceeds received from ePHONE from the sale
    of assets                                       648            -
  Proceeds from the sale of equipment                 1            -
  Capital expenditures                           (1,227)        (976)
----------------------------------------------------------------------
    Net cash used in investing activities          (578)        (977)
----------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under revolver                  (3,473)       5,774
  Proceeds from issuance of common stock          2,129           12
  Principal payments on capital lease
    obligations                                     (45)          (4)
----------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                       (1,389)       5,782
----------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                              (18)         197
Cash and cash equivalents at
  beginning of year                               1,917        1,599
----------------------------------------------------------------------
Cash and cash equivalents at end of period       $1,899       $1,796
======================================================================

Reconciliation of net income to net cash provided by (used in) operating activities:

Net income                                         $341         $388
----------------------------------------------------------------------

  Depreciation and amortization                   2,620        2,218
  Decrease (increase) in accounts receivable      6,531       (1,362)
  Inventory provision                                51          353
  Decrease (increase) in inventory               (2,768)       1,009
  Increase in other assets                       (2,548)      (2,802)
  Decrease (increase) in deferred tax asset        (944)         140
  Decrease in accounts payable                   (2,904)      (2,688)
  Increase (decrease) in other liabilities        1,327       (2,264)
  Increase in paid-in capital and
    other equity                                    243          400
----------------------------------------------------------------------
    Total adjustments                             1,608       (4,996)
----------------------------------------------------------------------

Net cash provided by (used in)
  operating activities                           $1,949      ($4,608)
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

Restatement

    Subsequent to the issuance of Comdial's financial statements as of and for the three months ended April 2, 2000, the Company's management determined that an appropriate provision for sales returns was not recorded for a special return agreement entered into in connection with a sale that occurred in the first quarter of 2000. As a result, the financial statements as of and for the three months ended April 2, 2000 have been restated from amounts previously reported to appropriately recognize such provision for sales returns. A summary of the significant effects of the restatement is as follows:


--------------------------------------------------------------------------------
                                                  As Previously
                                                     Reported   As Restated
In  thousands,  except  earnings  per share
--------------------------------------------------------------------------------
For the three  months ended April 2, 2000:
  Net sales                                          $34,308       $31,608
  Cost of goods sold                                  19,440        17,651
  Income tax expense                                     340            11
  Net income                                             923           341
  Earnings per share:  basic and diluted                0.10          0.04
As of April 2, 2000
  Accounts receivable                                 35,869        33,169
  Inventories                                         23,755        25,544
  Prepaid expense & other current assets               8,222         6,109
  Deferred tax asset - net                            12,708        15,163
  Accumulated deficit                                (42,858)      (43,440)
--------------------------------------------------------------------------------

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities as of April 2, 2000. Actual results may differ from those estimates.

Cash and Cash Equivalents

       Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $3.4 million and $2.2 million are included in accounts payable as of April 2, 2000 and December 31, 1999, respectively. Bank overdrafts consist of outstanding checks that have neither
(1) cleared the bank nor (2) been funded by the revolving credit facility (see Note E). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

Revenue Recognition

    The majority of Comdial's revenue is recognized when products are shipped and title has passed to the customer. Comdial's management records a provision for all anticipated returns that is constantly monitored and updated as required. This provision is recognized as a reduction of revenues. All actual returns are charged against the allowance for returns as received. National account customer revenues are not recognized until the customer takes title to the equipment, which may be either at shipment or at installation depending on the terms of the contract. Embedded software revenues are recognized when Comdial activates a code at the request of the customer enabling the software to be used. Management believes that these policies are in accordance with Staff Accounting Bulletin No. 101 ("Revenue Recognition").


Other Long-lived Assets

       Long-lived assets are amortized based on the assets' useful lives. Long-lived assets are reviewed for impairment as circumstances change that might impact the useful life of the asset. An impairment loss is not recognized unless a portion of the carrying amount of an asset is no longer recoverable using a test of recoverability, which is based on expected future undiscounted cash flows.

Note C:  SALE OF FIXED ASSETS AND LICENSING AGREEMENTS

     On March 31, 2000, Array Telecom Corporation ("Array"), a wholly-owned subsidiary of Comdial, and Comdial entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. ("ePHONE"). Pursuant to the agreement, Array sold its fixed assets, the 3000 family of products, and licensed its technology for a five-year term to ePHONE. Comdial allowed ePHONE to utilize the name "Array" and will provide ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million and will pay royalty fees to Comdial based on certain gross sales over a five-year period. Comdial will recognize the $2.7 million less any costs associated with the transaction and any proceeds received for the assets sold to ePHONE into income over a five-year period.

Note D: INVENTORIES

       Inventories consist of the following:
-----------------------------------------------------------------
                                        April 2,      Dec. 31,
In thousands                             2000           1999
-----------------------------------------------------------------
  Finished goods                       $13,318         $8,763
  Work-in-process                        3,223          4,556
  Materials and supplies                 9,003          9,508
                                         -----          -----
     Total                             $25,544        $22,827
                                       =======        =======
-----------------------------------------------------------------

Comdial provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management's estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of April 2, 2000, which is $3.0 million.

Note E: BORROWINGS

     In the third quarter of 1998, Comdial and Bank of America, N.A. ("Bank of America"), entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides Comdial with a $50 million revolving credit facility ("the Revolver") of which $5 million is a letter of credit subfacility. Long-term debt consists of the following:
-----------------------------------------------------------------
                                      April 2,       Dec. 31,
In thousands                            2000           1999
-----------------------------------------------------------------
  Revolver (1)                         $26,123        $29,596
  Capitalized leases (2)                 3,579          2,670
                                        ------          -----
    Total debt                          29,702         32,266
  Less current maturities on debt        1,262            471
                                        ------         ------
    Total long-term debt               $28,440        $31,795
                                       =======        =======
-----------------------------------------------------------------

       (1) The Revolver, made pursuant to the Credit Agreement with Bank of America, carries an interest rate based on the LIBOR daily rate plus a specified margin. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from 0.75% to 1.50% above the LIBOR daily rate. As of April 2, 2000 and December 31, 1999, Comdial's borrowing rates were 6.88% and 6.58%, respectively, which includes the additional applicable margin of 0.75% for both periods.

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

Note F:  EARNINGS PER SHARE

       Basic EPS for the three month periods presented was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. The following table discloses the quarterly information for the three months ended April 2, 2000 and April 4, 1999.
-----------------------------------------------------------------
                        Numerator      Denominator       EPS
-----------------------------------------------------------------
Three Months
------------
2000
Basic EPS                 $341,000      9,098,999       $0.04
Diluted                   $341,000      9,443,564       $0.04

1999
Basic EPS                 $388,000      8,939,450       $0.04
Diluted                   $388,000      8,986,732       $0.04

For further detail of EPS see Exhibit 11.
-------------------------------------------------------------------

Note G:  INCOME TAXES

       The components of income tax expense based on the liability method for the three months are as follows:
-----------------------------------------------------------------
                                         April 2,     April 4,
In thousands                               2000         1999
-----------------------------------------------------------------
  Current -  Federal                        $42          $58
             State                           50          123
  Deferred - Federal                        (47)         191
             State                          (34)         (51)
                                           ----         ----
    Income tax provision                    $11         $321
                                           ====         ====
-----------------------------------------------------------------

       The income tax provision reconciled to the tax computed at statutory rates for the three months is summarized as follows:
-----------------------------------------------------------------
                                          April 2,     April 4,
In thousands                                2000         1999
-----------------------------------------------------------------
  Federal tax at statutory
      rate (35% in 2000 and 1999)           $123         $239
  State income taxes (net of federal
    tax benefit)                               9           48
  Nondeductible charges                        7           20
  Recognition of benefits for
    subsidiary NOLs                          (87)           -
  Other adjustments                          (41)           -
  Adjustment of valuation allowance            -           14
                                           -----        -----
    Income tax provision                     $11         $321
                                           =====        =====
-----------------------------------------------------------------

       Net deferred tax assets of $15.8 million and $14.8 million have been recognized in the accompanying Consolidated Balance Sheets as of April 2, 2000 and December 31, 1999, respectively. The components of the net deferred tax assets are as follows:

-----------------------------------------------------------------
                                        April 2,      Dec. 31,
In thousands                              2000          1999
-----------------------------------------------------------------

  Total deferred tax assets              $18,508       $17,545
  Total valuation allowance                 (114)         (114)
                                            ----        ------
    Total deferred tax asset - net        18,394        17,431
  Total deferred tax liabilities          (2,641)       (2,622)
                                          ------        ------
    Total net deferred tax asset         $15,753       $14,809
                                         =======       =======
-----------------------------------------------------------------

       Comdial periodically reviews the requirements for a valuation allowance and makes adjustments when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Management currently believes that it is more likely than not that the deferred tax assets will be realized.

       Comdial has net operating losses ("NOLs") and tax credit carryovers of approximately $10.2 million and $1.6 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years through 2010.

NOTE H.  SEGMENT INFORMATION

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

    The Solutions and Software segment is comprised of all Comdial's software and software application products. The products included are all of Comdial's vertical market products such as Impact Concierge, QuickQ, Avalon, and voice processing systems. These products are sold to specific industries such as hospitality, call centers, and senior living centers.

    The Analog and Other segment is comprised of Comdial's older analog products (such as Unisyn), and other products such as ATC Terminals and Custom Manufacturing. The Analog products are designed for the small office market, which supports only a few users.

    The information in the following tables is derived directly from the segments' internal financial reporting used for management's purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. There are no operating assets located outside the United States.

    Unallocated costs include operating expenses, goodwill amortization, interest expense, other miscellaneous expenses, and income tax expenses or benefits. Comdial does not maintain information that would allow these costs to be broken down into the various product segments and most of these costs are universal in nature.

    Unallocated assets include such items as cash, deferred tax assets, other miscellaneous assets, and goodwill. Unallocated capital expenditures and depreciation relate primarily to shared services assets. Unallocated liabilities include such items as accounts payable, debt, leases, deferred tax liabilities, and most other liabilities that do not relate to sales.

    The information in the following tables is derived directly from the segments' internal financial reporting used for management's purposes. The following tables show segment information for the periods ended April 2, 2000 and April 4, 1999.
--------------------------------------------------------------------------
                                      April 2,                   April 4,
(Dollars in thousands)                  2000                       1999
--------------------------------------------------------------------------
Business Segment Net Revenues
  Digital Systems                       $19,116                   $18,503
  Solutions and Software                 10,846                    10,413
  Analog and Other                        1,646                     2,948
                                        -------                     -----
    Net sales                           $31,608                   $31,864
                                        =======                   =======

Business Segment Profit
  Digital Systems                        $8,307                    $6,234
  Solutions and Software                  5,386                     5,802
  Analog and Other                          264                       665
                                         ------                    ------
    Gross profit                         13,957                    12,701
  Operating expenses                     12,967                    11,481
  Interest expense                          607                       382
  Miscellaneous expense - net                31                       129
                                         ------                    ------
    Income before income taxes             $352                      $709
                                           ====                    ======
============================================================================
                                      April 2,                 December 31,
 (Dollars in thousands)                 2000                       1999
----------------------------------------------------------------------------
Business Segment Assets
  Digital Systems                       $52,937                   $54,443
  Solutions and Software                 25,980                    27,307
  Analog and Other                        3,947                     5,335
  Unallocated                            47,766                    45,989
                                        -------                   -------
      Total                             130,630                  $133,074
                                        =======                  ========

Business Segment Liabilities
  Digital Systems                        $1,314                    $1,875
  Solutions and Software                  5,411                     2,904
  Analog and Other                          136                       202
  Unallocated                            49,445                    56,485
                                        -------                   -------
      Total                             $56,306                   $61,466
                                        =======                   =======
----------------------------------------------------------------------------

--------------------------------------------------------------------------
                                       April 2,                 April 4,
(Dollars in thousands)                   2000                     1999
--------------------------------------------------------------------------
Business Segment Property, Plant and Equipment
  Depreciation
    Digital Systems                      $412                      $469
    Solutions and Software                 99                        35
    Analog and Other                       27                        39
    Unallocated                           240                       308
                                         ----                      ----
      Total                              $778                      $851
                                         ====                      ====

  Additions
    Digital Systems                      $248                      $345
    Solutions and Software                451                        52
    Analog and Other                       36                        49
    Unallocated                            80                       425
                                         ----                      ----
      Total                              $815                      $871
                                         ====                      ====
---------------------------------------------------------------------------


Note I:  COMMITMENTS AND CONTINGENT LIABILITIES

    At this time, Comdial has not had any claims or losses relating to Year 2000 issues. Comdial cannot predict whether there will be any future litigation against Comdial due to non-compliance relating to Year 2000 issues.

                      COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 2000 reporting basis (see Note A to the Consolidated Financial Statements). Comdial is a Delaware corporation based in Charlottesville, Virginia. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") in the National Market(R) under the symbol, CMDL.

    Subsequent to the issuance of Comdial's financial statements as of and for the three months ended April 2, 2000, the Company's management determined that a provision for sales returns was not recorded for a special return agreement entered into in connection with a sale that occurred in the first quarter of 2000. As a result, the financial statements as of and for the three months ended April 2, 2000 have been restated from amounts previously reported to appropriately recognize such provision for sales returns (see Note A to the Consolidated Financial Statements).

Results of Operations

       Selected consolidated statements of operations for the first three months of 2000 and 1999 are as follows:
----------------------------------------------------------------------------
                                          April 2,               April 4,
In thousands                                 2000                  1999
----------------------------------------------------------------------------
   Business Segment Sales:
      Digital Systems                       $19,116               $18,503
      Solutions and Software                 10,846                10,413
      Analog and Other                        1,646                 2,948
                                             ------                ------
         Net sales                           31,608                31,864
   Cost of sales                             17,651                19,163
                                             ------                ------
      Gross profit                           13,957                12,701
   Selling, general & administrative         10,471                 8,611
   Engineering, research & development        1,697                 2,086
   Goodwill amortization                        799                   784
   Interest expense                             607                   382
   Miscellaneous expense - net                   31                   129
                                              -----                   ---
   Income before income taxes                   352                   709
   Income tax expense                            11                   321
                                              -----                   ---
      Net income                               $341                  $388
                                              =====                 =====
Earnings per share:  basic and diluted        $0.04                 $0.04
                                              =====                 =====
-----------------------------------------------------------------------------

  Revenue and Earnings

       First Quarter 2000 vs. 1999

       Comdial's net sales decreased by 1% for the first quarter of 2000 to $31.6 million, compared with $31.9 million in the first quarter of 1999. This decrease was primarily attributable to the decrease in Comdial's older analog product sales.

       Gross profit increased by 10% for the first quarter of 2000 to $14.0 million, compared with $12.7 million in the first quarter of 1999. Gross profit, as a percentage of sales, increased from 40% for the first quarter of 1999 to 44% for the same period of 2000. This increase was primarily due to higher sales of digital systems which produced higher margins.

       Selling, general and administrative expenses increased for the first quarter of 2000 by 22% to $10.5 million, compared with $8.6 million in the first quarter of 1999. This increase was due to adding sales and marketing personnel in the latter half of 1999 to support Comdial's planned future growth along with some additional costs associated with the reorganization of Comdial into new Strategic Business Units during the first quarter of 2000. Part of the reorganization included a reduction in workforce, which resulted in some severance cost of approximately $0.7 million.

       Engineering, research and development expenses for the first quarter of 2000 decreased by 19% to $1.7 million, compared with $2.1 million for the first quarter of 1999. This decrease was primarily due to the reduction in engineering personnel because of the new strategic businesses. All costs associated with the reduction or changes in personnel were recognized in selling, general and administrative expenses.

       Interest expense increased by 59% for the first quarter of 2000 to $0.6 million, compared with $0.4 million in the first quarter of 1999. This increase was due to higher interest rates of approximately 120 basis points in 2000 and an increase in capital leases, which is primarily associated with the installation of new software.

    Income tax expense decreased by 97% for the first quarter of 2000 to $11,000, compared with $321,000 for 1999. This reduction was due to lower taxable income and the recognition of subsidiary net operating losses ("NOLs").

       Net income decreased by 12% for the first quarter of 2000 to $0.3 million, compared with $0.4 million for the same period in 1999. This decrease was primarily attributable to the decrease in sales and additional operating expenses. Income before income taxes for the first quarter of 2000 decreased to $0.4 million compared with $0.7 million for the first quarter of 1999.

Liquidity

   In 1998, Comdial entered into a new financing arrangement with Bank of America, N.A. ("Bank of America"), that provides a line of credit up to $50 million.

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:
---------------------------------------------------------------------
                                             April 2,  December 31,
In thousands                                  2000        1999
---------------------------------------------------------------------
  Cash and cash equivalents                  $1,899      $1,917
  Current maturities on debt                  1,262         471
  Working capital                            47,445      49,244
---------------------------------------------------------------------

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

       Working capital as of April 2, 2000, decreased by $1.8 million when compared to December 31, 1999. This decrease was primarily due to the reduction of accounts receivable.

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

Long-term Debt, Including Current Maturities

       As of April 2, 2000, long-term debt decreased by $3.4 million, which was a direct result of Comdial collecting receipts that related to the high level of fourth quarter sales. See Note E to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

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

Current Pronouncements

         In the third quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Comdial does not participate in any financial instruments that meet the definition of a derivative or hedging activity, and therefore, it is not expected that this statement will have any affect on Comdial's financial statements. In second quarter of 2000, FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 until December 2000.

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

             Shares of Common Stock were voted as follows:

             Item 1: (Election of Board of Director)
             For -                                            7,346,997
             Withheld authority -                             1,155,012

                                   Total Vote For   Total Vote Withheld
                                   --------------   -------------------
             Robert P. Collins        7,346,997            1,155,012

             Item 2: (Increase authorized Common Shares for 1992 Stock
                      Incentive Plan)
             For -                                            3,701,512
             Against -                                        1,998,201
             Abstain -                                           51,224
             Broker non-votes -                               2,751,072

             Item 3: (Selection of Independent Auditors)
             For -                                            8,445,398
             Against -                                           36,342
             Abstain -                                           20,269

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

------------------
Items not listed if not applicable.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Comdial Corporation
                                   -------------------
                                      (Registrant)

Date:  August 31, 2000         By: William G. Mustain
      ----------------             ------------------
                                   William G. Mustain
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer

                               By: Paul K. Suijk
                                   -----------------
                                   Paul K. Suijk
                                   Senior Vice President
                                   and Chief Financial Officer