Form 10-Q
period 2000-10-02
COMDIAL CORP
filed 2000-11-15
CIK 230131

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 2000
                                        ---------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 9,203,543 common shares as of October 1, 2000.

                      COMDIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                            PAGE
                                                                            ----



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements

           Consolidated Balance Sheets as of
           October 1, 2000 and December 31, 1999                             3

           Consolidated Statements of Operations
           for the Three and Nine Months ended
           October 1, 2000 and October 3, 1999                               4

           Consolidated Statements of Cash Flows
           for the Nine Months ended
           October 1, 2000 and October 3, 1999                               5

           Notes to Consolidated Financial Statements                      6-15


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  15-21

  ITEM 3:  Quantitative and Qualitative Disclosures
                About Market Risk                                           21



PART II - OTHER INFORMATION


  ITEM 6:  Exhibits and Reports on Form 8-K                                 22

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Consolidated Balance Sheets - (Unaudited)
                                                 Oct.1,     Dec. 31,
In thousands except par value                     2000         1999*
-------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents                    $1,828      $1,917
    Accounts receivable (less allowance          23,337      39,700
      for doubtful accounts and reserve for
      returns:  2000 - $2,788; 1999 - $2,300)
    Inventories                                  25,439      22,827
    Prepaid expenses and other current
      assets                                      7,543       7,633
--------------------------------------------------------------------
      Total current assets                       58,147      72,077

  Property - net                                 18,365      19,458
  Goodwill                                        8,810      11,207
  Deferred tax asset - net                       21,049      11,980
  Other assets                                   20,581      18,352
--------------------------------------------------------------------
      Total assets                             $126,952    $133,074
====================================================================
------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                             $6,255     $15,135
    Accrued payroll and related expenses          1,699       2,652
    Other accrued liabilities                     5,138       4,575
    Current maturities of debt                    1,128         471
--------------------------------------------------------------------
      Total current liabilities                  14,220      22,833

  Long-term debt                                 41,099      31,795
  Deferred tax liability                          2,641       2,622
  Other long-term liabilities                     6,434       4,216
------------------------------------------------------------------------
      Total liabilities                          64,394      61,466

  Commitments and contingent liabilities              -           -

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2000 = 9,204;
      1999 = 8,940)                             119,192     116,626
    Treasury stock                               (1,291)     (1,237)
    Accumulated deficit                         (55,343)    (43,781)
--------------------------------------------------------------------
      Total stockholders' equity                 62,558      71,608
      Total liabilities and stockholders'
        equity                                 $126,952    $133,074
====================================================================

 * Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

              COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations - (Unaudited)

In thousands except per share amounts
------------------------------------------------------------------------------
                                     Three Months Ended   Nine Months Ended
                                      Oct. 1,   Oct. 3,    Oct. 1,   Oct. 3,
                                       2000      1999       2000      1999
------------------------------------------------------------------------------
Net sales                            $27,021   $37,960    $80,586  $106,900
Cost of goods sold                    19,772    21,846     55,155    62,841
------------------------------------------------------------------------------
  Gross profit                         7,249    16,114     25,431    44,059

Operating expenses
   Selling, general & administrative  12,227     9,274     34,630    27,500
   Engineering, research
    & development                      1,516     2,654      4,803     7,078
  Goodwill amortization expense          799       798      2,396     2,381
------------------------------------------------------------------------------
    Operating income (loss)           (7,293)    3,388    (16,398)    7,100

Other expense
  Interest expense                       745       399      1,968     1,158
  Miscellaneous expenses - net           199        61        228       162
-------------------------------------------------------------------------------
Income (loss) before income taxes     (8,237)    2,928    (18,594)    5,780
Income tax expense (benefit)          (3,082)    1,094     (7,122)    2,267
-------------------------------------------------------------------------------
Net income (loss)                    ($5,155)   $1,834   ($11,472)   $3,513
==============================================================================


Earnings per share:
  Basic                               ($0.56)    $0.20     ($1.25)    $0.39
  Diluted                             ($0.56)    $0.20     ($1.25)    $0.39

Weighted average shares outstanding:
  Basic                                9,222     8,950      9,181     8,946
  Diluted                              9,222     8,992      9,181     8,987


The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

                                                      Nine Months Ended
                                                      Oct. 1,      Oct. 3,
In thousands                                           2000         1999
---------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                       $98,076      $98,373
  Other cash received                                  1,756          890
  Interest received                                       82            4
  Cash paid to suppliers and employees              (106,869)     (98,225)
  Interest paid on debt                               (1,816)      (1,180)
  Income taxes paid                                     (494)        (265)
---------------------------------------------------------------------------
    Net cash used in operating activities             (9,265)        (403)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition costs for Array Telecom Corp.                -           (1)
  Proceeds received from ePHONE for assets               648            -
  Proceeds from the sale of equipment                    952            1
  Capital expenditures                                (2,234)      (2,767)
---------------------------------------------------------------------------
    Net cash used in investing activities               (634)      (2,767)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under Revolving Credit Facility       8,751        3,831
  Proceeds from issuance of common stock               2,131           14
  Principal payments on capital
    lease obligations                                 (1,072)          (6)
---------------------------------------------------------------------------
    Net cash provided by financing activities          9,810        3,839
---------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                   (89)         669
---------------------------------------------------------------------------
Cash and cash equivalents at
  beginning of year                                    1,917        1,599
---------------------------------------------------------------------------
Cash and cash equivalents at end of period            $1,828       $2,268
===========================================================================


Reconciliation of net income to net cash used in operating activities:

Net income (loss)                                   ($11,472)      $3,513
---------------------------------------------------------------------------

  Depreciation and amortization                        8,406        7,069
  Decrease (increase) in accounts receivable          16,363       (9,020)
  Inventory provision                                  1,795          712
  Decrease (increase) in inventory                    (4,407)       4,077
  Increase in other assets                            (4,247)      (6,202)
  Decrease (increase) in deferred tax asset           (7,568)       1,879
  Decrease in accounts payable                        (8,880)      (2,028)
  Increase (decrease) in other liabilities               454         (978)
  Increase in paid-in capital and other equity           291          575
---------------------------------------------------------------------------
    Total adjustments                                  2,207       (3,916)
---------------------------------------------------------------------------

Net cash used in operating activities                ($9,265)       ($403)
===========================================================================


The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED OCTOBER 1, 2000 - (Unaudited)

Note A:  CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The financial information reported as of October 1, 2000, and for the three and nine months ended October 1, 2000 and October 3, 1999, is unaudited. The financial information reflects all normal recurring adjustments necessary for a fair statement of results for such periods. Accounting policies followed by Comdial Corporation ("Comdial" or the "Company") are described in Note 1 to the consolidated financial statements in its Annual Report to Stockholders for the year ended December 31, 1999. The consolidated financial statements for accounting periods in 2000 contained herein should be read in conjunction with the 1999 financial statements, including notes thereto, contained in Comdial's Annual Report to Stockholders for the year ended December 31, 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. The results of operations for the three and nine months ended October 1, 2000, are not necessarily indicative of results for the full year.

Restatement

    On July 27, 2000, Comdial announced it had discovered that a special return provision in excess of the standard terms typically provided to the customer had not been recorded for a sale that occurred in the first quarter of 2000. Comdial restated its financial statements as of and for the three months ended April 2, 2000 and filed an amendment to its Form 10-Q for the first quarter of 2000 reflecting this restatement. In addition, the Company reclassified certain amounts included in net sales, cost of goods sold, and selling general and administrative expenses included in the financial statements. These reclassifications had no effect on operating or net income.

Note B:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

       The preparation of financial statements to conform with generally accepted accounting principles ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, as well as disclosure of contingent assets and liabilities as of October 1, 2000. Actual results may differ from those estimates.


Cash and Cash Equivalents

       Cash and cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for operating purposes. The revolving credit facility is reduced at management's option by cash receipts that are deposited daily. Bank overdrafts of $2.1 million and $2.2 million are included in accounts payable as of October 1, 2000 and December 31, 1999, respectively. Bank overdrafts consist of outstanding checks that have neither
(1) cleared the bank nor (2) been funded by the revolving credit facility (see Note D). The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

Revenue Recognition

    Comdial records revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" issued by the Securities and Exchange Commission ("SEC") in the fourth quarter of 1999. The majority of Comdial's revenue is recognized when products are shipped and title has passed to the customer. Comdial's management records a provision for all anticipated returns. This provision is constantly monitored and updated as required and is recognized as a reduction of revenues. All actual returns are charged against the allowance for returns as received. National account customer revenues are not recognized until the customer takes title to the equipment, which may be at shipment or at installation depending on the terms of the contract. Embedded software revenues are recognized when Comdial activates a code at the request of the customer enabling the software to be used, in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition."


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

Note C: INVENTORIES
--------------------------------------------------------------------------------

       Inventories consist of the following:
-----------------------------------------------------------------
                                        Oct. 1,      Dec. 31,
In thousands                             2000           1999
-----------------------------------------------------------------
  Finished goods                       $13,023         $8,763
  Work-in-process                        1,262          4,556
  Materials and supplies                11,154          9,508
                                        ------          -----
     Total                             $25,439        $22,827
                                       =======        =======
-----------------------------------------------------------------

       Comdial provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management's estimates of the recoverability of costs of all inventory, which are based on, among other things, expected obsolescence of the products. The estimated amount for reserves included in inventory as of October 1, 2000 is $5.0 million. Raw material obsolescence is mitigated by the commonality of component parts and finished goods.


Note D: BORROWINGS
--------------------------------------------------------------------------------

       In the third quarter of 1998, Comdial and Bank of America, N.A. ("Bank of America"), entered into a credit agreement (the "Credit Agreement"). As of July 2, 2000, Comdial was not in compliance with the covenant in its Credit Agreement dated October 22, 1998 relating to the ratio of Funded Debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). As of October 1, 2000, Comdial was not in compliance with the covenant in its Credit Agreement relating to the ratio of EBITDA to Interest Expense. Comdial has received a series of conditional waivers from Bank of America through November 20, 2000, with respect to the noncompliance with both covenants.

       In early November, Comdial and Bank of America agreed on the terms and conditions of a restructuring of the Credit Agreement between Comdial and the Bank. The terms of the restructuring will include, among other things, three modifications to the Credit Agreement. First, the revolving credit commitment will be restructured into a working capital line and a term loan. The working capital line will start at $21.5 million and reduce to $16.5 million by December 31, 2000 and to $15 million by March 31, 2001. The working capital line will expire on December 31, 2001. The term loan will start at $18.5 million. Three principal payments for $2.5 million each are scheduled for June 30, September 30 and December 31, 2001. Any proceeds from Comdial's sale of real estate and equipment will be applied to the term loan. Sale proceeds up to $2.5 million received on or before June 1, 2001 will be applied to the first principal payment. Proceeds over and above $2.5 million will be applied in the reverse order to the term loan principal payments. The term loan expires March 31, 2002.

       Second, the EBITDA to Interest Expense and the EBITDA to Funded Debt covenants have been eliminated. Two new covenants have been substituted. The first relates to the maximum level term loan. The second is an EBITDA covenant versus the Company's budget.

       Third, the interest rate on the note was amended to be LIBOR daily floating rates plus 3% per year. Bank of America reserves the right to increase its rate to the default rate provided in the Credit Agreement.

       These terms are in the process of being incorporated into a formal document that Comdial expects to sign shortly.

Long-term debt consists of the following:
-----------------------------------------------------------------
                                       Oct. 2,        Dec. 31,
In thousands                             2000           1999
-----------------------------------------------------------------
  Revolver (1)                         $38,347        $29,596
  Capitalized leases (2)                 3,880          2,670
                                        ------          -----
    Total debt                          42,227         32,266
  Less current maturities on debt        1,128            471
                                        ------         ------
    Total long-term debt               $41,099        $31,795
                                       =======        =======
-----------------------------------------------------------------

       (1) Borrowings made pursuant to the Credit Agreement with Bank of America carry an interest rate based on the LIBOR daily rate plus three percent (3%).

       Before modification of the agreement, the interest rate could be adjusted quarterly based on Comdial's ratio of Funded Debt to EBITDA, which allowed the rates to vary from 0.75% to 1.50% above the LIBOR daily rate. As of October 1, 2000 and December 31, 1999, Comdial's borrowing rates were 7.37% and 6.58%, respectively, which included the additional applicable margin of 0.75% for both periods. Pursuant to the restructured Credit Agreement, the rate increased to 3.0% above LIBOR as more fully described above.

       Comdial can use the Credit Agreement borrowings for working capital, equipment purchases, to finance permitted acquisitions, and for other general corporate purposes.

       (2) Capitalized leases are with various financing entities and are payable based on the terms of each individual lease.

Debt Covenants

       Comdial's indebtedness to Bank of America is secured by liens on all of Comdial's properties and assets.


Note E: EARNINGS PER SHARE
--------------------------------------------------------------------------------

       Basic EPS for the three and nine month periods presented was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net income by the weighted average number of common shares outstanding during the period plus (in periods in which they had a dilutive effect) the effect of common shares contingently issuable, primarily from stock options. Potentially dilutive securities have been excluded in the table below for those calculations in which inclusion of those securities would be antidilutive.

       The following table discloses the information for the three and nine months ended October 1, 2000 and October 3, 1999.

-----------------------------------------------------------------
                        Numerator      Denominator       EPS
-----------------------------------------------------------------
Three Months
------------
2000
Basic EPS              ($5,155,000)     9,221,543      ($0.56)
Diluted                ($5,155,000)     9,221,543      ($0.56)

1999
Basic EPS               $1,834,000      8,950,170       $0.20
Diluted                 $1,834,000      8,991,953       $0.20

Nine Months
2000
Basic EPS             ($11,472,000)     9,180,640      ($1.25)
Diluted               ($11,472,000)     9,180,640      ($1.25)

1999
Basic EPS               $3,513,000      8,945,986       $0.39
Diluted                 $3,513,000      8,987,385       $0.39



For further detail of EPS see Exhibit 11.

-------------------------------------------------------------------

Note F: INCOME TAXES
--------------------------------------------------------------------------------

       The components of income tax expense (benefit) based on the liability method for the first nine months are as follows:
-----------------------------------------------------------------
                                               Oct. 1,      Oct. 3,
In thousands                                    2000         1999
-----------------------------------------------------------------
         Current -  Federal                    ($477)        $209
                    State                        (54)         178
         Deferred - Federal                   (5,972)       1,719
                    State                       (619)         161
                                              ------       ------
      Income tax provision (benefit)         ($7,122)      $2,267
                                             =======       ======

       The income tax provision, reconciled to the tax computed at statutory rates, for the six months is summarized as follows:
-----------------------------------------------------------------
                                            Oct. 1,     Oct. 3,
In thousands                                 2000         1999
-----------------------------------------------------------------

  Federal tax at statutory
    rate (34% in 2000 and 35% in 1999)   ($6,322)       $2,023
  State income taxes (net of federal
    tax benefit)                            (445)          220
  Nondeductible charges                       66            65
  Recognition of benefits for
    Subsidiary NOLs                         (325)            -
  Other adjustments                          (96)          (41)
                                          ------         -----
    Income tax provision (benefit)       ($7,122)       $2,267
                                         =======        ======
-----------------------------------------------------------------

       Net deferred tax assets of $22.4 million and $14.8 million have been recognized in the accompanying Consolidated Balance Sheets as of October 1, 2000 and December 31, 1999, respectively. The components of the net deferred tax assets are as follows:
-----------------------------------------------------------------
                                          Oct. 1,     Dec. 31,
In thousands                                 2000         1999
------------------------------------------------------------------

  Total deferred tax assets              $25,131      $17,545
  Total valuation allowance                 (114)        (114)
                                         -------      -------
    Total deferred tax asset - net        25,017       17,431
  Total deferred tax liabilities          (2,641)      (2,622)
                                         -------      -------
    Total net deferred tax asset         $22,376      $14,809
                                         =======      =======
-----------------------------------------------------------------

       Comdial periodically reviews the requirements for a valuation allowance and makes adjustments when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Management believes that it is more likely than not that the deferred tax assets will be realized.

       Comdial has net operating losses ("NOLs") and tax credit carryovers of approximately $17.2 million and $1.5 million, respectively. If not utilized, the NOLs and tax credit carryovers will expire in various years beginning in the year 2000 and continuing through the year 2019.

NOTE G. SEGMENT INFORMATION
--------------------------------------------------------------------------------

       During the first nine months of 2000 and 1999, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 97% of sales occurring in the United States.

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

    CCC is comprised of products such as Impact, Impact Digital Expandable Systems ("DXP"), DXP Plus and the open digital switching platforms known as the "FX Series." The products are sold through various supply house channels, which in turn sell to various dealers that sell and install Comdial products. This distribution channel comprises more than 65% of Comdial's net sales for any given period.

    CES is comprised of all Comdial's software solutions and application products that are sold through vertical markets and national account customers. The products included are Comdial's vertical market products such as Impact Concierge, Avalon, Power Broker, and voice processing systems. These products are sold to specific industries such as hospitality, real estate, financial, and assisted living centers.

       KVT provides voice processing products to the other SBU's as well as selling directly to dealers and end users. Based in Sarasota, Florida, KVT develops, assembles, markets, and sells voice processing systems and related products for business applications. KVT products can provide up to 64 ports of voice processing capacity. Most Comdial generated sales are in the two to eight port range, which corresponds with the small to mid-size businesses that are Comdial's primary markets. Industry shipments are measured both in terms of systems and ports. Among PC-based systems, Comdial believes that KVT is an industry leader, ranking second in terms of systems shipped.

    The other segments are CBCC, which manufactures Comdial products, repairs out-of-warranty products and engages in contract manufacturing, and Array, which produced Internet Protocol ("IP") software products (product licensed to ePHONE Telecom Inc. ("ePHONE")).


   The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activities are not allocated to the operating segments. Corporate allocation costs that have been transferred to KVT and other business segments have not been included in operating income. Management does not include these costs when analyzing the various business segments' performance. There are no operating assets located outside the United States.

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


     The following tables show segment information for the nine months ended October 1, 2000 and October 3, 1999:

-----------------------------------------------------------------
                                      Oct. 1,        Oct. 3,
(Dollars in thousands)                 2000           1999
-----------------------------------------------------------------

Business Segment
 Net Revenues
  Comdial Convergent Communications   $53,834        $71,094
  Comdial Enterprise Solutions         10,188          8,641
  Key Voice Technologies               17,123         21,582
  CBCC/Array                            4,513         13,782
  Inter-company elimination            (5,072)        (8,199)
                                      -------       --------
    Net sales                         $80,586       $106,900
                                      =======       ========

-----------------------------------------------------------------

Gross Profit
  Comdial Convergent Communications   $20,300        $26,640
  Comdial Enterprise Solutions          3,037          3,200
  Key Voice Technologies                8,164         11,617
  CBCC/Array                           (6,070)         2,602
                                      -------       --------
                                      $25,431        $44,059
                                      =======       ========

-----------------------------------------------------------------

Operating Profit (Loss)
  Comdial Convergent Com.              $1,756         $9,833
  Comdial Enterprise Solutions         (2,035)          (329)
  Key Voice Technologies                1,588          7,070
  CBCC/Array                           (6,827)         1,207
                                      -------       --------
   Operating profit (loss)             (5,518)        17,781

 Unallocated expenses
  Cost of goods sold                      118            351
  Operating expenses                   10,762         10,330
  Interest expense                      1,968          1,158
  Miscellaneous expense - net             228            162
                                      -------       --------
   Income (loss) before income taxes ($18,594)        $5,780
                                      =======       ========

------------------------------------------------------------------
                                       Oct. 1,       Dec. 31,
 (Dollars in thousands)                 2000           1999
------------------------------------------------------------------
Business Segment Assets
  Comdial Convergent Com.             $14,564        $28,662
  Comdial Enterprise Solutions          7,328          7,039
  Key Voice Technologies                8,956         10,155
  CBCC/Array                           52,079         43,693
  Unallocated                          44,025         43,525
                                     --------       --------
      Total                          $126,952       $133,074
                                     ========       ========

Business Segment Liabilities
  Comdial Convergent Com.              $1,414         $2,322
  Comdial Enterprise Solutions            697             66
  Key Voice Technologies                  615          2,340
  CBCC/Array                           15,096         15,878
  Unallocated                          46,572         40,860
                                      -------        -------
      Total                           $64,394        $61,466
                                      =======        =======

-------------------------------------------------------------------
                                      Oct. 1,        Oct. 3,
(Dollars in thousands)                 2000           1999
-------------------------------------------------------------------
Business Segment Property, Plant and Equipment
  Depreciation
    Comdial Convergent Com.              $150           $116
    Comdial Enterprise Solutions            4              1
    Key Voice Technologies                178             82
    CBCC/Array                          2,141          2,057
    Unallocated                            32            268
                                       ------         ------
      Total                            $2,505         $2,524
                                       ======         ======

  Additions
    Comdial Convergent Com.               $10            $49
    Comdial Enterprise Solutions           38             28
    Key Voice Technologies                484             53
    CBCC/Array                          1,647          1,763
    Unallocated                           447            887
                                       ------         ------
      Total                            $2,626         $2,780
                                       ======         ======
----------------------------------------------------------------

NOTE H. SUBSEQUENT EVENT
--------------------------------------------------------------------------------

         On November 2, 2000, Comdial announced its decision to outsource the majority of its manufacturing operations and that it was in discussions with several contract manufacturers. The proposals Comdial is considering include an outsourcing arrangement whereby the contract manufacturer would use Comdial's existing manufacturing facility and employ some of Comdial's production personnel. It is anticipated that outsourcing its production will save the Company approximately $10 million per year. As a result of the decision to outsource, as many as 350 of the Company's production-related personnel may be affected. The Company expects to take a restructuring charge in the fourth quarter associated with the outsourcing decision.

         On November 2, 2000, Comdial also announced it had signed a Letter of Intent with an overseas manufacturer to produce a new telecommunications system for the Company. Comdial is preparing to launch the Integrated Communications Exchange (ICX) system that was created to meet the needs of small business customers. The Company anticipates this new system will be available to its dealers in the first quarter of 2001.

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

       The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries ("Comdial" or the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior year financial statements have been reclassified to conform to the 2000 reporting basis (see Note A to the Consolidated Financial Statements).

       Comdial is a Delaware corporation based in Charlottesville, Virginia. Comdial's common stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") under the symbol "CMDL".


Restatement

         On July 27, 2000, Comdial announced it had discovered that a provision for sales returns of $2.7 million was not recorded for a special return agreement entered into in connection with a sale that occurred in the first quarter. Comdial restated its financial statements as of and for the three months ended April 2, 2000 and filed an amendment to its Form 10-Q for the first quarter of 2000 reflecting this restatement. In addition, the Company has reclassified certain amounts included in net sales, cost of goods sold, and selling, general and administrative expenses included in the financial statements. These reclassifications had no effect on operating or net income.


Segment Reporting

    During the first quarter of 2000, Comdial initiated reorganization into Strategic Business Units ("SBUs") which are currently used by management to analyze its business (see Note G to the Consolidated Financial Statements).

Results of Operations

       Selected consolidated statements of operations for the first nine months of 2000 and 1999 are as follows:
-------------------------------------------------------------------------
                                          Oct. 1,               Oct. 3,
In thousands                               2000                  1999
-------------------------------------------------------------------------
 Net sales                                $80,586              $106,900
   Cost of sales                           55,155                62,841
                                          -------              --------
      Gross profit                         25,431                44,059
      Selling, general & administrative    34,630                27,500
   Engineering, research & development      4,803                 7,078
   Goodwill amortization                    2,396                 2,381
   Interest expense                         1,968                 1,158
   Miscellaneous expense - net                228                   162
                                          -------              --------
   Income (loss) before income taxes      (18,594)                5,780
   Income tax expense (benefit)            (7,122)                2,267
                                          -------              --------
      Net income (loss)                  ($11,472)               $3,513
                                          =======              ========
Earnings per share: basic                  ($1.25)                $0.39
                                          =======              ========
                    diluted                ($1.25)                $0.39
                                          =======              ========
-------------------------------------------------------------------------

Revenue and Earnings

       Third Quarter 2000 vs. 1999
       ---------------------------

       Comdial's sales, gross profit, and earnings declined for the third quarter of 2000 when compared to the same period of 1999, as Comdial took steps, including a furlough program, to reduce its inventory levels. Comdial's net sales decreased by 29% for the third quarter of 2000 to $27.0 million, compared with $38.0 million in the third quarter of 1999. This decrease was primarily attributable to a decrease in inventory levels at Comdial's four largest distributors.

       Gross profit decreased by 55% for the third quarter of 2000 to $7.2 million, compared with $16.1 million in the third quarter of 1999. Gross profit margin, as a percentage of sales, decreased from 42% for the third quarter of 1999 to 27% for the same period of 2000. This decrease was due to the effects of reducing inventory and a very limited production schedule.

       Selling, general and administrative expenses increased for the third quarter of 2000 by 32% to $12.2 million, compared with $9.3 million in the third quarter of 1999. This increase was due to an increase in sales personnel and associated expenses and several one-time charges associated with severance packages and legal costs.

       Engineering, research and development expenses for the third quarter of 2000 decreased by 43% to $1.5 million, compared with $2.7 million for the third quarter of 1999. This decrease was due to a first quarter reorganization of the engineering department to focus on development of new products, resulting in a reduction of engineering personnel.

       Interest expense increased by 87% for the third quarter of 2000 to $0.7 million, compared with $0.4 million in the third quarter of 1999. This increase was due to higher interest rates, increased borrowing under the credit agreement, and an increase in capital leases primarily associated with the installation of new enterprise-wide software.

    Income tax expense decreased for the third quarter of 2000 to a tax benefit of $3.1 million, compared with a tax expense of $1.1 million for the same period of 1999. This tax benefit recognition was due to the reported tax loss recognized by Comdial which management believes will more likely than not be utilized in future periods.

       Net income decreased for the third quarter of 2000 to a loss of $5.2 million, compared with net income of $1.8 million for the same period in 1999. The decrease was primarily attributable to decreased sales and gross margins and one-time charges in the third quarter of this year.

First Nine Months of 2000 vs. 1999

       Comdial's net sales decreased by 25% for the first nine months of 2000 to $80.6 million, compared with $106.9 million for the same period of 1999. This decrease was primarily attributable to a decrease in inventory levels at Comdial's four largest distributors.

       Gross profit decreased by 42% for the first nine months of 2000 to $25.4 million, compared with $44.1 million for the same period of 1999. Gross profit margin, as a percentage of sales, decreased from 41% for the first nine months of 1999 to 32% for the same period of 2000. This decrease was primarily due to lower sales and special charges (such as additional inventory reserves) relating to discontinued products, the effects of reducing inventory, and a very limited production schedule.

       Selling, general and administrative expenses increased for the first nine months of 2000 by 26% to $34.6 million, compared with $27.5 million for the same period of 1999. This increase was due to the increase of sales personnel, one-time charges associated with severance packages, legal costs, and costs associated with the organization of the Company into Strategic Business Units in the first quarter of 2000.

       Engineering, research and development expenses for the first nine months of 2000 decreased by 32% to $4.8 million, compared with $7.1 million for the same period of 1999. This decrease was due to a first quarter reorganization of the engineering department to focus on development of new products, resulting in a reduction of engineering personnel.

       Interest expense increased by 70% for the first nine months of 2000 to $2.0 million, compared with $1.2 million in the same period of 1999. This increase was due to higher interest rates in 2000, increased borrowing under the credit agreement, and an increase in capital leases primarily associated with the installation of new enterprise-wide software.

    Income tax expense decreased for the first nine months of 2000 to a tax benefit of $7.1 million, compared with a tax expense of $2.3 million for the same period of 1999. This tax benefit recognition was due to the reported tax loss recognized by Comdial which management believes will more likely than not be utilized in future periods.

       Net income decreased for the first nine months of 2000 to a loss of $11.5 million, compared with net income of $3.5 million for the same period in 1999. This decrease was attributable to the decrease in sales and gross margins and special charges taken in the first nine months of 2000 relating to product obsolescence and severance.


Liquidity

   In 1998, Comdial entered into a financing arrangement with Bank of America, N.A. ("Bank of America). Comdial's current financial position allows Comdial to finance working capital to accommodate the expected growth in the business.

       The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital as of the dates indicated:
-----------------------------------------------------------------
                                      Oct. 1,     December 31,
In thousands                           2000           1999
-----------------------------------------------------------------
  Cash and cash equivalents           $1,828        $1,917
  Current maturities on debt           1,128           471
  Working capital                     43,927        49,244
-----------------------------------------------------------------

       All operating cash requirements were funded through a credit facility provided by Bank of America that provides a line of credit as amended, of up to $40 million. Comdial reports borrowing activity on a net basis in the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft.

       Current maturities on debt as of October 1, 2000, increased by $0.7 million due to increases in new capital leases of approximately $1.4 million when compared to December 31, 1999.

       Working capital as of October 1, 2000, decreased by $5.3 million when compared to December 31, 1999. This decrease was primarily due to the reduction in accounts receivable, offset in part by a reduction in accounts payable.

       Capital additions, per generally accepted accounting principles ("GAAP"), for the first nine months of 2000 and 1999 were approximately $2.6 million and $2.8 million, respectively. Capital additions were used to help Comdial introduce new products as well as improve quality and reduce costs associated with existing products. Capital additions were funded by cash generated from operations and borrowings from the Revolver. Actual cash expenditures for capital additions for the first nine months of 2000 and 1999, were $2.2 million and $2.8 million, respectively. Management anticipates that a total of approximately $3 million will be spent on capital additions during 2000. These additions will help Comdial meet its commitments to customers by developing new products as well as increasing its capacity to produce high-tech products for the future. Comdial expects to fund all additions primarily through cash generated by operations.

       Comdial has a commitment from Bank of America for the issuance of letters of credit in an aggregate amount not to exceed $5 million at any one time. On October 1, 2000, the amount of commitments under the letter of credit facility with Bank of America was $0.1 million.

       Accounts receivable as of October 1, 2000, decreased by $16.4 million when compared to December 1999. This decrease was due to acceleration of collections primarily in the first quarter. Inventory as of October 1, 2000, was up by $2.6 million compared to the end of the year, but down approximately $5.5 million from its peak level earlier in the year, as the Company initiated a furlough program in the third quarter. Few raw materials or supplies were purchased during the third quarter of 2000.

    Deferred tax assets as of October 1, 2000, increased by $9.1 million when compared to December 31, 1999. This increase was due to Comdial reporting a loss for the first nine months of 2000 (see Note F to the Consolidated Financial Statements).

       Accounts payable as of October 1, 2000, decreased by $8.9 million when compared to December 31, 1999. This decrease was due to lower incoming material receipts for production. Accrued payroll and related expenses as of October 1, 2000, decreased by $1.0 million primarily due to decreases in payroll and vacation provisions. Other accrued liabilities as of October 1, 2000, increased by $.6 million due to accruals related to one-time charges and higher deferred sales revenue, offset in part by reduced promotional cost accruals.

       Other long-term liabilities as of October 1, 2000, increased by $2.2 million when compared to December 31, 1999. This increase was primarily due to the recording of deferred revenue that was received from ePHONE Telecom Inc. ("ePHONE") related to the five-year license agreement to use the software developed by Array Telecom Corporation ("Array").

Long-term Debt, Including Current Maturities

       As of October 1, 2000, long-term debt increased by $9.3 million when compared to December 31, 1999. This increase in debt is the result of, among other things, a reduction in accounts payable due the furlough program. In early November, Comdial and Bank of America agreed on the terms and conditions of a restructuring of the Credit Agreement between Comdial and the Bank. See Note D to Comdial's Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt, and available short-term credit lines.

    Comdial believes that income from operations combined with amounts available from Comdial's current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future.

Other Financial Information

       During the first nine months of 2000 and 1999, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.


Year 2000

       Comdial continues to monitor and review any new issues that may arise concerning Year 2000. As of October 1, 2000, cumulative costs incurred by Comdial specifically for the Year 2000 totaled an aggregate of $0.8 million.

Risks: While management believes that it has taken appropriate actions, there can be no assurance that a Year 2000 issue will not affect Comdial.


Current Pronouncements

       In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Comdial does not participate in any financial instruments that meet the definition of a derivative or hedging activity, and therefore, it is expected that this statement will have no affect on Comdial's financial statements.

       In the fourth quarter of 1999, the SEC issued SAB No. 101. Comdial adopted the Bulletin, and believes that this adoption will not have a material impact on Comdial's financial statements.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)

     3.  Exhibits Included herein:

     (11)  Statement re Computation of Per Share Earnings.

     (27)  Financial Data Schedule.


  (b)  Reports on Form 8-K.

On August 31, 2000, the Registrant filed a report on Form 8-K disclosing that Bank of America, N.A. had extended its conditional waiver of the Registrant's non-compliance with a covenant in the Registrant's Credit Agreement with the Bank.

On September 15, 2000, the Registrant filed a report on Form 8-K disclosing that Bank of America, N.A. had further extended its conditional waiver of the Registrant's non-compliance with a covenant in the Registrant's Credit Agreement with the Bank.


------------------
Items not listed if not applicable.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Comdial Corporation
                                      (Registrant)

Date:  November 15, 2000       By: /s/ Nickolas A. Branica
      ------------------           ------------------------
                                   Nickolas A. Branica
                                   President and Chief
                                   Executive Officer

                               By: /s/ Paul K. Suijk
                                   ------------------
                                   Paul K. Suijk
                                   Senior Vice President and
                                   Chief Financial Officer