Form 10-K
period 2000-12-31
COMDIAL CORP
filed 2001-04-20
CIK 230131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_____________ to_____________

                         Commission file number: 0-9023

                               COMDIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

             Delaware                                   94-2443673
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

      106 Cattlemen Road
      Sarasota, Florida                                     34232
        (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (941)922-3800

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                       COMMON STOCK (Par Value $0.01 each)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2001, was approximately $12,342,293 (See Item 5). The number of shares of Common Stock outstanding as of March 12 , 2001, was 9,196,509.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Comdial's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, is incorporated by reference under Part III of this Form 10K.

----------------------------------------------------------------

TABLE OF CONTENTS
----------------------------------------------------------------

Part I

Item 1.         Business                                                     4
            (a)   General Development of Business                            4
                     Safe Harbor Statement                                   6
                     Industry Background                                     6
                     Strategy                                                8
            (b)   Financial Information About Industry Segment              10
                     Product Sales Information                              11
            (c)   Narrative Description of Business                         11
                     Products                                               11
                     Strategic Business Unit Products                       11
                     Sales and Marketing                                    14
                     Engineering, Research and Development                  15
                     Manufacturing and Quality Control                      15
                     Competition                                            16
                     Intellectual Property                                  16
                     Employees                                              17

Item 2.         Properties                                                  17

Item 3.         Legal Proceedings                                           18

Item 4.         Submission of Matters to a Vote of
                Security Holders                                            18

----------------------------------------------------------------

Part II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters                                         19

Item 6.         Selected Financial Data                                     20

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         20

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk                                                 30

Item 8.         Financial Statements and Supplementary Data                 30

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         58

----------------------------------------------------------------

TABLE OF CONTENTS (Cont'd.)
----------------------------------------------------------------
Part III

Item 10.        Directors and Executive Officers
                of the Registrant                                           59

Item 11.        Executive Compensation                                      59

Item 12.        Security Ownership of Certain Beneficial
                Owners and Management                                       59

Item 13.        Certain Relationships and Related Transactions              59
----------------------------------------------------------------

Part IV

Item 14.        Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                     60

PART I

ITEM 1.  Business

   (a)  GENERAL DEVELOPMENT OF BUSINESS

Comdial Corporation (together with its subsidiaries,"Comdial" or "the Company"), is a Delaware corporation formerly based in Charlottesville, Virginia. During the first quarter 2001, Comdial moved its corporate headquarters to Sarasota, Florida. Comdial was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982 when it acquired General Dynamics Telephone Systems Center, Inc. (formerly known as Stromberg-Carlson Telephone Systems, Inc.), a wholly owned subsidiary of General Dynamics Corporation. Comdial's common stock is traded in the National Market(R) of the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") under the symbol, "CMDL".

Comdial designs and markets sophisticated voice communications solutions for small to medium sized businesses, government and other organizations. Comdial also designs and markets vertical market solutions for assisted living facilities and the hospitality industry. Comdial currently has an installed base of approximately 350,000 telephone systems and 3.7 million telephones.

In July 1998, Comdial acquired Array Telecom Inc. ("Array"), a technology leader in Voice over Internet Protocol (IP). Comdial now offers both an enterprise IP solution through its distribution channels and carrier-class IP telephony solutions through its agreement with ePHONE, Inc.

On March 31, 2000, Comdial licensed the carrier-class IP telephony solution it acquired from Array to ePHONE Telecom, Inc. for a five-year term, with options to extend the agreement or purchase the solution. In addition, Comdial sold the majority of the Array fixed assets and the "3000" family of products to ePHONE.

During 2000, Comdial was comprised of four major strategic business units ("SBUs"):

1. Comdial Convergent Communications ("CCC") selling switching products;

2. Key Voice Technologies ("KVT") selling messaging products;

3. Comdial Enterprise Solutions ("CES") selling both switching and messaging products along with specialized developed software applications tailored to specific vertical markets, most notably the assisted living and hospitality markets; and

4. Comdial Business Communications Corp ("CBCC"), manufacturing Comdial products and repairing out-of-warranty products; and Array Telecom Corporation ("Array"), producing Internet Protocol ("IP") software products (product licensed to ePHONE).

Restructuring

During 2000, Comdial experienced declining market conditions, unfavorable economic factors, uncompetitive product cost, and excess inventory levels. A new CEO was appointed effective October 2, 2000. In the fourth quarter of 2000, management and the Board approved a plan (the "Plan") to restructure the Company. The foundation of the Plan was to outsource manufacturing in order to return to profitability in as short a time frame as possible. The primary objectives of the Plan were:

1.     Consolidation of business units
2.     Reorganization of the management team
3.     Reorganization of functional departments
4.     Relocation / consolidation of certain functions from Virginia to Florida
5.     Outsourcing of the manufacturing operations

6.     Sale of the Virginia manufacturing facility
7.     Streamlining  product lines
8.     Achievement of overall cost savings and efficiencies


Consolidation, Reorganization and Relocation

During 2000, each of the four strategic business units within Comdial: CCC, KVT, CES, and CBCC/Array, had its own engineering, finance, information technology ("IT"), marketing and administrative functions. Comdial determined that this structure was not sufficiently effective with respect to the Company's strategic objectives. Consequently, from a functional standpoint, CCC, KVT, and CES were combined under the Comdial Corporate umbrella during the first quarter of 2001. In conjunction with this combination, management and functional departments were also reorganized to create a more efficient use of common corporate infrastructure and elimination of redundant functions.

After approving the Plan, management immediately began to identify potential outsourcing partners and downsize its current workforce. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000. Prior to year-end, the Company notified an additional 222 of its employees that their positions with the Company would be terminated at various phases during 2001. (See Note 15 to the Consolidated Financial Statements).

The relocation and consolidation of functions from Virginia to Florida was completed during the first quarter of 2001. The Company anticipates significant cost savings during 2001 due to the consolidation of administrative, information technology, finance, and sales and marketing functions.

Outsourcing Manufacturing Operations

In January 2001, the Company entered into an agreement with an overseas manufacturer to produce a cost-competitive small key system to supplement the Company's offerings.

In February 2001, the Company entered into an agreement with a domestic manufacturer to outsource certain of its manufacturing operations. The Company is currently transitioning its manufacturing operations to this manufacturer and expects to largely complete this transition by mid-2001.

Sale of Virginia Facility

On March 9, 2001, the Company sold its Virginia manufacturing facility. The Company is leasing approximately 100,000 square feet of space for low volume board production, light assembly work, warehousing, engineering, and technical services functions.

Streamlining Product Lines and Cost Savings

During the fourth quarter of 2000, the Company went through a rigorous analysis of the number of telephone and circuit boards it marketed to its customers. As a result, Comdial is significantly reducing the number of telephone models available by discontinuing low run-rate and/or redundant items. Low-run versions of circuit cards used in the FX and DXP systems were also eliminated. Beginning in 2001, Comdial is in the process of streamlining the number of telephones offered in conjunction with its digital systems from 54 models to 8. Likewise, the number of key systems is also being reduced from three to two. The Company believes it will realize benefits as a result of this streamlining. More volume concentrated on fewer products is expected to reduce product cost and inventory levels, while making the product lines easier to configure and sell.


The Company expects the above actions to result in increased efficiencies and lower overhead costs in the future. The Company will continue to evaluate cost-effective measures.

"Safe Harbor" Statement
Under the Private Securities Litigation Reform Act of 1995

Some of the statements included or incorporated by reference into Comdial's Securities and Exchange Commission filings and shareholder communications are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, market fluctuations caused by general economic conditions, the successful execution of Comdial's restructuring plan, continued compliance with or renegotiation of applicable bank covenants, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial.

Industry Background


Comdial's primary business and product offerings fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice messaging systems, and (3) computer telephony integration (CTI) applications that incorporate voice messaging and voice processing products with advanced computer technologies and/or Internet applications. All of these businesses are highly competitive and are influenced by trends and events in technology, regulation and the general economy.

         Voice Switching Systems

Comdial produces and markets digital voice switching systems known as key/hybrid systems. Historically, voice-switching systems were categorized as either key/hybrid systems or Private Branch Exchanges ("PBXs"). Key/hybrid systems are typically purchased by small to medium-sized businesses with 3 to 500 employees, while larger businesses typically purchase PBXs. However, design advances in key/hybrid systems and PBXs in recent years have blurred the distinction between the two systems. As key/hybrid systems continue to evolve, they increasingly encroach on the domain of the traditional PBXs, and vice versa.

A basic business telephone system consists of: (a) a central switching unit, (b) telephone instruments, (c) associated wiring and connection hardware, (d) system software, and (e) adjunct devices such as facsimile machines and voice processing systems. Voice switching systems are measured in terms of "ports". A port is an access point on the switch to an outside trunk or terminal device. Examples of terminal devices include telephones, facsimile machines, modems, and voice mail ports. Examples of trunks include standard business lines and digital lines such as ISDN and T-1, as well as other types of circuits provided by a telephone company or an alternative service provider. With the proliferation of modems, facsimile machines, and voice mail systems, the demand for port capacity in key/hybrid systems has grown.


In 1990, Comdial began to transition from analog systems to digital systems with the introduction of Digital Service Units ("DSU"): a digital key system supporting up to 48 users. In 1992, Comdial introduced the Digital Expandable ("DXP(TM)") switch. In 1994, the capacity of the DXP was expanded to 560 ports, making it competitive with small PBXs, hence enabling Comdial dealers to compete for larger opportunities and retain existing customers that would otherwise have outgrown Comdial's product offering. Comdial provided Computer to Telephony

Integration ("CTI") for the DXP via the "Enterprise" software development tool-kit which complied with the de facto industry standards of the time:
Telephony Server Application Programming Interface ("TSAPI") and Microsoft's Telephony Applications Programming Interface ("TAPI"). Comdial has continued to enhance the Enterprise CTI interface to support various applications and operating systems.

In 1997, Comdial introduced Impact FX, a 96 port switch containing an integral PC to support software applications, such as voice processing. In 1998, the capacity of the Impact FX was increased to 560 ports. At that time, the Impact FX became Comdial's flagship product for larger line sizes and ongoing R&D efforts also shifted to the Impact FX. The latest version of the product is the FX II. Current plans call for the FX II to support IP based networking and an IP telephone by mid 2001.


In 1992, approximately 20 percent of Comdial's sales were attributable to digital systems. In 2000, virtually all of Comdial's voice switching system sales were digital systems. Between 1992 and 2000, Comdial also marketed a number of products related to its digital business phone systems, including: an in-building pager system known as "Tracker;" an in-building wireless phone system known as "Scout" and a second wireless phone known as "Air Impact;" a CTI based hospitality version of the DXP known as "Concierge"; a CTI based assisted living version of the DXP system known as "Avalon"; a CTI based automatic call distribution ("ACD") product known as "Quick Q(TM)"; and a call and message management system that integrates digital communications with Microsoft(R) Outlook(R) and Microsoft Exchange(R) Server known as "Corporate Call".

Voice switching systems is a mature business. The size of the market in any given year is dependent on many factors, including employment growth, the rate of new business formation and expansion, obsolescence, and new entrants. During the 1990s, business conditions for switching systems have been generally good, characterized by annual growth in excess of the general economy, few new entrants, and moderate price decreases driven by lower material costs and advances in technology. As of June 2000, Comdial held a 5.3% market share in key hybrid products; in 1999 Comdial products accounted for 28% of key hybrid sales through the supply house channel.

The domestic demand for traditional key/hybrid and PBX switching systems, as projected by a leading industry consulting firm, is expected to increase only slightly from $2.4 billion in 2001 to $2.5 billion in the year 2003. Sales of PBX systems are expected to remain largely flat during that same period, running at about $3.4 billion each year. This is mainly due to a transition from traditional circuit switched technology to the use of IP technology to transport voice and further integrate related telephony applications.

Sales of IP PBX and key hybrid products are expected to increase from just over $100 million in 2001 to $600 million by 2003, with steeper increases thereafter. Comdial believes it is well positioned with respect to this transition by virtue of new IP related-features and capabilities associated with the Impact FX that will be introduced in the second and third quarters of 2001.


        Voice Messaging

The ability to digitize analog voice signals gave rise to the voice processing business in the 1980s. In the 1990s, the introduction of powerful personal computers provided a platform to make voice processing affordable for even small businesses.

Voice mail was the first voice-processing product; it automatically routed a caller to the desired party and recorded a detailed message if the called party was not immediately available. Voice mail helped organizations reduce the cost of operator and secretarial staffs otherwise needed to answer calls and take messages. Voice processing is now almost ubiquitous in large and small organizations.

Comdial entered the voice processing business in 1990 via an original equipment manufacturing ("OEM") agreement with a leading producer of these products. Seeking more design control and increased profitability, in 1996 Comdial acquired KVT, a private producer of small to mid-sized voice processing products. The acquisition enabled Comdial to realize a significant increase in both sales of voice messaging and profitability. The voice processing products are sold to resellers of Comdial switching products, to resellers of competitive switching products and directly to end-users. Comdial's voice processing products integrate with most major brands of business telephone systems.

After a very rapid growth spurt in the early 1990s, the voice processing industry is now entering a mature phase. The domestic market for voice processing products, as projected by a leading industry consulting firm, is expected to grow just 9% between 2001 and 2003, with total sales in 2003 of $3.7 billion. According to a leading industry analyst, Comdial / Key Voice is currently the fourth leading provider (behind Avaya, Nortel and Active Voice/ Cisco) of voice processing products.

As the market for voice processing systems has matured, a new variation known as "unified messaging" has evolved. Unified messaging provides a means of storing voice messages and email messages in a single location (such as the "inbox" associated with Microsoft's Outlook (R) in-box). Unified messaging enables a system user to play voice mail messages (using the sound capabilities of their PC) at the same time the user is picking up their email messages. The user can also annotate, store and forward voice messages in the same manner as e-mail messages. Unified messaging also allows the user to listen to voice messages via the telephone and also listen to e-mail messages via the telephone through the use of sophisticated text to speech software. The unified messaging "in-box" is a multimedia store for voice messages and e-mail messages. In the third quarter of 1999, Comdial introduced iNTerchange, our unified messaging system combining voice mail, fax, and e-mail. Comdial's iNTerchange(TM) Unified Messaging system is available in several sizes and configurations. iNTerchange integrates with Microsoft(R) Exchange and other popular e-mail servers. The market for unified messaging is expected to grow from $1.0 billion in 2001 to $1.6 billion in 2003. iNTerchange, in combination with the Debut(TM), Small Office(TM), Small Office Lite(TM) and Corporate Office(TM) voice mail systems constitutes a complete range of voice processing solutions. These products provide voice processing for applications ranging in size from 2 to 64 ports. Most Comdial generated sales are in the 2 to 8 port range, corresponding with the needs of small to mid-size businesses that are Comdial's primary markets.

Integrated Computer Telephony Solutions

By combining switching, voice processing and CTI capabilities, Comdial has developed products targeted at vertical markets. Two examples include: the "Concierge" and "Avalon" products (discussed in greater detail in the following section). Comdial has also developed sophisticated desktop software applications designed to run in a Microsoft Windows(R) / Outlook (R) environment. Examples of these applications include Impact Attendant(TM), Impact Group(TM), and Impact Call(TM). All of these applications enable a PC user to visually monitor and control (transfer, hold, etc.) phone calls. The call control capabilities of these desktop applications are enabled by Comdial's "Enterprise" CTI link and Wide-Open Office(TM), a server based program. The market for CTI products is very diverse and difficult to quantify. Most of Comdial's CTI sales are related to sales of the Company's switching and/or voice messaging products.

Strategy

       Comdial seeks to expand sales and profits by:
     (1) Leveraging the core competency in communications technology to develop and introduce advanced IP telephony products and solutions
     (2) Expanding unified messaging product offerings by leveraging the existing expertise
     (3) Refocusing on traditional PBX and hybrid products through the introduction of a small key system, DX-80 and the FX II
     (4) Increasing the focus on direct sales through national account programs with large end-users

     (5) Increasing the focus on government programs
     (6) Expanding voice processing software sales in international markets; and
     (7) Expanding recurring revenue opportunities through the offering of bundled solutions to users by combining hardware and software sales with various service offerings.


Product Offerings

Comdial currently offers digital and analog business telephone systems, wired and wireless terminals, computer and telephony software applications, voice processing systems, Vioce Over Internet Protocol ("VoIP"), and other products along with a variety of product enhancements. Comdial believes that it offers a competitive range of products enabling dealers to meet differing price and feature requirements. Comdial strives to introduce new products that meet the needs of a changing market.

Comdial currently provides the Impact FX, DXP and DSU switching products. Comdial also provides three major CTI based products that work in conjunction with the DXP and / or FX. Those products are Concierge for the hospitality industry, Avalon for the assisted living industry and Quick Q, which provides automatic call distributor ("ACD") functionality. Comdial also provides the iNTerchange(TM) unified messaging product, the Corporate Office, Small Office, Small Office(TM)Lite and Debut(TM) voice messaging systems. Sales of these products constitute the majority of Comdial's sales revenue.

The FX is Comdial's most current and sophisticated switching platform. The FX is expandable to 560 ports. Since its introduction in 1997, Comdial has continually enhanced the FX. The FX differs from Comdial's other switching platforms in that it is more "open" and more software-intensive. The FXII is a rack mountable version of the FX platform. FXII is designed to provide a lower initial cost of entry for customers who desire the sophisticated features and digital trunk capabilities of the FX. The company has seen demand growing in the lower line sizes for digital trunk interfaces. The rack mount design provides convenient location options as most businesses require some rack mounted equipment for other purposes. The FXII also can be wall mounted. The introduction of the FX II, makes the FX competitive for smaller applications, thus expanding its market opportunity, which should in turn produce increased sales. The FXII will be expandable to 5 cabinets, and support fiber connectivity, IP networking and IP telephones.

The FX family of products has complete networking capabilities. The networking design allows multiple locations to share one numbering plan and feature transparency throughout the network. This feature is important for applications where multiple locations require total integration of the communications system. In 2001, Comdial will release an IP networking feature. This feature allows networking multiple sites using TCP-IP protocol. By taking advantage of the TCP-IP protocol, users can benefit from less expensive carrier options like frame relay to connect their locations. The same IP connection that is used for voice can also be used for data, further enhancing the application and reducing costs. Comdial provides for the use of multiple compression algorithms to best suit the users application and bandwidth requirements.

The FXII supports fiber connectivity. Fiber connectivity provides a fiber optic link between cabinets for optimal equipment placement in environments that can benefit from multiple cabinets in the same application but separated by up to 2500 meters. Typical applications for fiber connectivity are campus environments and multi-level buildings.

When an application involves networking of switches, management of the equipment in disparate locations becomes complicated. Comdial is developing a network management system that provides complete visibility of all of the network nodes and the individual components at each node for management purposes. Comdial's network management software will enable quick diagnosis and troubleshooting of remote locations with a graphical layout of the entire network.

Product Development / New Products

Comdial currently has a number of new products and product enhancements either in testing or scheduled for release during the first half of 2001. These include: IP based networking and fiber connectivity for the FX, new IMAP4 protocol support for iNTerchange the IP telephone, and the DX-80 digital key hybrid with internal voice processing.

Throughout 2001 and beyond, Comdial plans to continue to evolve IP-based capabilities for both the switching and voice processing product lines. The Company plans to continue to enhance new technologies and incorporate them into existing products based on the maturity of the technology and the value they add from Comdial's customers' perspective.

Product Distribution

The majority of Comdial's products are sold to the end-user through a network of Comdial authorized dealers. The Company has authorized dealers in every major metropolitan area in the U.S. These dealers purchase Comdial products from various supply houses that serve as wholesale distributors of, and stocking locations for, Comdial products. Use of the supply house channel enables Comdial to minimize receivables credit risk, sales administration and inventory. The supply house channel also makes Comdial products widely available on a same-day or next-day basis. The supply houses benefit by earning a margin on the sale of Comdial products. Comdial dealers benefit from having multiple sources from which they can obtain product on short notice, which keeps down the cost of the product to dealers and minimizes the need for dealers to maintain their own inventory.

       In addition to supply house distribution, Comdial also markets its products directly to national accounts, vertical markets, third party system developers, OEM customers and the federal government via its Government Services Administration ("GSA") schedule contract. Vertical market sales include the Avalon and Concierge products as well as the core switching and voice processing products. Voice processing products are sold through supply houses as well as directly to dealers and national accounts under the Key Voice brand. Some of the more complex CTI options associated with Comdial's switching and messaging products are also sold directly to dealers and national accounts in order to facilitate installation and support.

Strategic Alliances

       Comdial plans to continue to evaluate strategic alliances with other companies in order to build on the strengths of these companies and bring the best possible products to market at competitive prices.



        (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       During the fiscal years ended December 31, 2000, 1999, and 1998, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry. Additional information is included in Note 12 to the consolidated financial statements.

   Product Sales Information

        The following table presents certain relevant information concerning Comdial's business segments for the periods indicated:
----------------------------------------------------------------------------
Years Ended December 31,
(In thousands)                              2000      1999            1998
----------------------------------------------------------------------------
                                                 (as restated)  (as restated)
----------------------------------------------------------------------------
Business Segment Sales:
Comdial Convergent Communication         $67,126   $102,206         $102,800
Comdial Enterprise Solutions              12,592     13,800            8,065
Key Voice Technologies                    21,317     34,001           25,324
CBCC/Array                                 5,373     14,495            6,965
Inter-company elimination                 (6,366)   (14,167)         (11,319)
                                         -------   --------         --------
            Net Sales                   $100,042   $150,335         $131,835
                                        ========   ========         ========
----------------------------------------------------------------------------

   (c) NARRATIVE DESCRIPTION OF BUSINESS

        Products

        Comdial  offers  a  variety  of   communications   products,   including
voice-switching products, voice messaging products, software solutions and products for national accounts and vertical markets, and other. For further clarification of Comdial's business segments see Note 12 to the Consolidated Financial Statements.

Comdial's  telecommunications  products meet the requirements of three agencies:
(1) the Federal Communications Commission ("FCC"), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission ("OSHA") to produce safety standards, and (3) a nationally recognized test laboratory that performs product evaluations. Selected products are also registered with the Canadian government and are Canadian safety certified.

Strategic Business Unit Products

CCC Sales
---------

The following products comprised the majority of CCC sales:

The FX is Comdial's most current and sophisticated switching platform and is expandable to 560 ports. Since its introduction in 1997, Comdial has continually enhanced the FX. The FX differs from Comdial's other switching platforms in that it is more "open" and more software-intensive. The introduction of the FX II makes FX competitive for smaller applications, thus expanding its market opportunity, which should in turn produce incremental sales.

The DXP(TM) system, originally introduced in 1992, has had several major upgrades over the years. The DXP was the first Comdial digital switching platform that expanded to 560 ports.

The DSU (Digital Service Unit) system, originally introduced in 1990, has been the mainstay of Comdial's key system offering. The DSU has been used as the platform for three iterations of key system products: the Impact (using Impact(TM) phones), Impact SCS (using Impact SCS phones) and the Impression(TM). The Impression was discontinued during first quarter of 2001.

Impact Telephones were introduced in 1992. These telephones offer a variety of features, including an interactive liquid crystal display ("LCD"), programmable feature keys, three color lighted status indicators, and subdued off-hook voice announce for receiving intercom calls while on a telephone call. The phones are offered in a variety of models, distinguished by the number of programmable buttons, an optional display, and an optional speakerphone. Impact phones can be used with the FX, DXP and DSU switching platforms.

Impact SCS was  introduced  in 1997.  Impact SCS  retains  many of the  original
Impact telephone models, but has a new design and other distinguishing capabilities such as a full-duplex speakerphone model, simultaneous voice and data, large screen display and adjustable viewing angle. Impact phones can be used with the FX, DXP and DSU switching platforms.

 The DX-80 is a new digital key system with advanced features including voice mail, live call screening, auto attendant, plus others. This new system is competitively priced to enable Comdial to increase market share in the smaller business market segment. Comdial is in the process of a general release of DX-80.

QuickQ ACD, introduced in 1994, is an automatic call distributor ("ACD"), designed for call center use. The system consists of an Impact 224, Impact 560, or Impact FX digital switch, voice announcing equipment, special automatic call distribution software, and a PC. The QuickQ ACD answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels.

CES Sales

The following products comprised the majority of CES sales:

Avalon(TM),  introduced in 1998,  is the first  communications  system  designed specifically for assisted living communities. Avalon integrates a Comdial DXP digital switch system and telephones, wireless communications devices, wired and wireless alerting devices, and custom software. Avalon provides basic telecommunications service to residents and staff, but its most important advantage is that it allows elderly residents to alert on-site caregivers of the name and location of an alarm condition. Should a resident activate a compatible in-room alerting device (such as a pull cord - a third party device), dial "911", or take certain other actions indicating an alarm condition, messages are transmitted from the Avalon system to pagers or wireless phones carried by caregivers. Computer records of the emergency alert and response are also generated.

Concierge, introduced in 1996, is a digital telephone system designed for hospitality applications. The system consists of a DXP multi-line administration telephone, and special hospitality software. The system is linked to a computer via Comdial's Enterprise software, and allows hotel personnel to administer guest check-in/check-out and other hotel activities from PC or specially programmed Impact LCD telephones. Concierge serves hotel properties that have up to approximately 400 rooms.

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

Corporate Call introduced in 2000, is a powerful communications solution that brings superior call and message management capabilities to the desktop. Corporate Call integrates digital communications with Microsoft(R) Outlook(R) and Microsoft Exchange(R) Server. The resulting integrated system facilitates dramatic improvements in the call/message handling and information retrieval process.

CES also sells some of the same switching and voice processing products as CCC and KVT, but sells them direct to corporate end-users as part of a national account program.


KVT Sales

The following products comprised the majority of KVT sales:

VVP/Corporate Office(TM), introduced in 1996, is the trade name of a PC-based voice processing system produced by Key Voice Technologies ("KVT") and now sold under both the KVT and Comdial brands. The product provides all standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mail boxes. Advanced features such as fax tone detection, audio text (interactive response to user touch-tone commands), and Visual Call Management(TM) (the ability to view voice messages from a PC) are also available. VVP can be integrated with Comdial's digital telephone systems so that display messages on liquid crystal display (LCD) terminals prompt user operations. KVT offers similar integration packages for telephone systems made by other companies. VVP and Corporate Office are offered in 4 to 16 port configurations. Voice storage capacity is virtually unlimited
- an advantage of PC-based design.

Small Office, introduced in 1996, is a smaller and more economical version of VVP/Corporate Office, which is also produced by KVT and sold through both Comdial's and KVT's dealer networks. Small Office offers basically the same features as the larger model, but is designed for smaller businesses. The maximum capacity is four ports (four simultaneous calls) and 100 mailboxes.

Small Office Lite was introduced in 1997. The Small Office Lite voice processing system features the latest advances in communications technology specially streamlined to fit the needs of small businesses. With Comdial's Small Office Lite, even small businesses can take advantage of a voice-processing feature set that is state-of-the-art, but also affordable. In addition to automated attendant functionality, Small Office Lite allows users to personalize their individual mailboxes with custom greetings.

Corporate Office NT and Small Office-NT were introduced in 1998. They are user-friendly voice mail systems, with a proven design, that are easy to install and maintain. Each system accommodates a different number of users and is built on the Windows NT(R) operating system platform. In addition, enhanced graphical screens enable system supervisors to quickly adjust user information and retrieve vital call processing data. In the fourth quarter of 2000, both products were migrated to the Windows 2000(TM) and now are sold under the names of Small Office 2000 and Corporate Office 2000.

Debut(TM) was introduced in 1998 to meet the needs of small businesses seeking basic voice processing capabilities at an attractive price.

iINTerchange(TM) is a unified messaging system that was introduced in the third quarter of 1999. This system was specifically designed to meet both small and large company needs. It is a Windows NT(TM) based unified messaging system that fits into any office's local area network (LAN) and combines voice mail, fax and e-mail capabilities. The system provides a way to better prioritize messages with more efficient alternatives for receiving and responding to each type of electronic messaging.

CBCC Sales

The majority of CBCC sales were comprised of repair services and variations of Array Comdial digital phones sold by CBCC to other companies for resale by those companies under their own brands. Sales of Array IP software also contributed to CBCC revenue.

     While the above accurately reflects the sale of products by business unit, it should be noted that products are in some instances combined as with the utilization of the DXP as part of the Avalon and Concierge products. In this example, the revenue associated with the DXP sale would be included in the Avalon or Concierge revenue and not reported in CCC sales.


In 2001, in association with the reorganization, the Company has redefined the segments used to analyze its business from the SBU structure to one that is more focused on types of products such as voice switching systems, voice messaging systems, unified messaging systems, and other products.

 Sales and Marketing
 -------------------

Comdial markets its products through both direct and indirect channels. Indirect channels include both two-tiered and three-tiered distribution. Comdial's primary channel of distribution to U.S. and Canadian markets is through five wholesale supply houses, which in turn, resell to hundreds of independent dealers. International sales are accomplished through a network of international dealers. International dealers buy directly from Comdial, normally by letters of credit and resell to end-users or other dealers.

Three supply houses each account for more than 10% of Comdial's net sales. These are ALLTEL Supply, Inc. ("ALLTEL"), Graybar Electric Company, Inc. ("Graybar"), and Sprint/North Supply, Inc. ("North Supply"). In 2000, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $14.6 million (15%), $24.7 million (25%), and $16.0 million (16%), respectively.

Comdial has established four classes of dealers that purchase Comdial's products from supply houses and resell to end-users. These are Platinum Preferred, Preferred Gold, Preferred, and Associate Dealers. Comdial offers an incentive package for Platinum Preferred, Preferred Gold, and Preferred Dealers, including exclusive access to certain products, cash rebates related to dealer purchase levels, cooperative advertising allowances, a measure of territorial protection, toll free assistance, and training. Platinum Preferred, Preferred Gold, and Preferred Dealers have sales quotas, and Comdial's sales department monitors their performance against these targets. Associate Dealers purchase Comdial's products on an as-needed basis, and are rewarded through product rebates. Associate Dealers do not have quotas but do receive benefits such as toll-free assistance, training, and other services that are offered by Comdial.

Comdial supports its existing dealers and seeks to attract new dealers through advertising in popular trade magazines, special promotional programs, sales and technical training, and participation in major industry trade shows.

Each area sales manager is responsible for recruiting new dealers and training and motivating existing dealers. Dealers are supported through telephone contact with Inside Sales Representatives, direct mail, and local product seminars often organized by distributors. To stimulate demand, each area sales manager makes joint sales calls with dealers to end-users and trains dealer sales personnel in product benefits. Product specialists at Comdial are available to help engineer complex configurations and solve any technical problems.

Comdial's dealers are primarily responsible for selling Comdial's products to end-users as well as providing after-sale support. Comdial maintains a technical staff devoted to dealer support. Comdial also generally provides a limited warranty on elements of its products up to a maximum of 24 months.

Other indirect channels include OEM relationships, international sales, and dealer direct sales. Selected dealers are authorized to purchase Impact Concierge systems direct from Comdial and resell to the hospitality market. Dedicated personnel support OEM and international sales. Sales of voice processing products produced by KVT are through two channels: supply houses to dealers and direct to dealers.

In recent years, Comdial initiated a National Accounts Program to market its products to large multi-location end-users. The program allows end-users to contract with one entity (Comdial) for sales and support, while achieving local installations and maintenance from Comdial's network of independent dealers. This program is also a key delivery vehicle for sophisticated computer telephony solutions sales that often require advanced custom integration and superior knowledge and understanding of end-user communications and business objectives. The National Accounts Program allows Comdial to work directly with end-users to assure that the best combination of Comdial and, if necessary, third party products are incorporated into the final solution. Comdial employs dedicated personnel to sell and support national accounts.

Because the bulk of Comdial's sales are made under short-term sales orders issued by customers on a month-to-month basis rather than under long-term supply contracts, backlog is not considered material to Comdial's business.

Engineering, Research and Development
-------------------------------------

Comdial believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace.
Comdial's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for design of new products and enhancements. Significant amounts of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Going forward, Comdial will strive to ensure research and development resources are spent on projects that provide the best return and have the most strategic value. This may at times mean utilizing resources outside the Company on a contract basis for projects that are necessary but do not provide the same value to Comdial as other higher value projects.

Research and development costs for the fiscal years ended 2000, 1999, and 1998, comprise the majority of engineering, research, and development costs, which were $6.3 million, $9.7 million, and $7.3 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

Some of the research and development costs associated with the development of product software have been capitalized as incurred. The accounting for such software capitalization is in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 2000, 1999, and 1998 were $3.1 million, $2.9 million, and $2.8 million, respectively. The amount of software development costs that were amortized in 2000, 1999, and 1998 were $2.1 million, $1.8 million, and $1.4 million, respectively. Comdial is committed to improving its existing products and developing new telecommunications equipment in order to maintain and increase its market share.

Manufacturing and Quality Control
---------------------------------

Comdial is currently in the process of outsourcing the majority of its manufacturing operations. This decision was made to increase efficiency, reduce overhead and free up significant capital assets associated with the manufacturing operations. The Company expects the outsourcing to be largely complete  by  mid-2001.  A  reduction  in unit  cost on high  run  items is also anticipated. Comdial is taking all necessary measures to ensure continued quality and avoid supply chain disruption during the transition to outsourcing of the manufacturing operations. Comdial plans to retain key personnel associated with quality assurance and hold our suppliers to the highest quality standards.

Comdial has recently streamlined its product offerings by eliminating products and models that were redundant and/or low volume, thereby simplifying outsourcing and reducing the associated risk. This action also has the added benefit of concentrating more volume on the remaining models, which should have a positive effect on cost, efficiency and quality.

Competition
-----------

The market for Comdial's switching and voice-processing products is highly competitive. Comdial competes with over 25 suppliers of small business telephone systems, many of which have significantly greater resources. Examples are Avaya, Nortel Networks, Cisco, 3Com, NEC, Inter-tel, Vodavi, AVT, and Toshiba
Corporation. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, and price. Comdial believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that Comdial provides. In marketing its telephone systems, Comdial also emphasizes system expandability, quality, and high technology features including the IP and CTI capabilities of our products.

Comdial expects that competition will continue to be intense in the markets it serves, and there can be no assurance that Comdial will be able to continue to compete successfully in the marketplace or that Comdial will be able to maintain its current dealer network.

Intellectual Property
---------------------

From time to time, Comdial is subject to proceedings alleging infringement by Comdial of intellectual property rights of others. Such proceedings could require Comdial to expend significant sums in litigation, pay significant damages, develop non-infringing technology, or acquire licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on Comdial's business. Moreover, Comdial relies upon copyright, trademark, patents and trade secret protection to protect Comdial's proprietary rights in its products. There can be no assurance that these protections will be adequate to deter misappropriation of Comdial's technologies or independent third-party development of similar technologies.

The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among competitors. Comdial itself has received claims of patent infringement from several parties that sometimes seek substantial sums. In response to prior infringement claims, Comdial has pursued and obtained nonexclusive licenses entitling Comdial to utilize certain fundamental patented functions that are widely licensed and used in the telecommunications manufacturing industry. These licenses will either expire at the end of the patent license or the end of an agreed-to period. The Company holds certain licenses with Lucent Corporation, however, at this time the Company has informed Lucent it is not in a position to pay Lucent fees, if any, that may be owed under the licenses.

Employees
---------

As of December 31, 2000, Comdial, including subsidiaries, had 616 full-time employees, of whom 324 were engaged in manufacturing, 72 in engineering, 157 in sales and support, and 63 in general management and administration. During 2000, Comdial initiated a restructuring plan that included outsourcing the manufacturing of certain of its products. As result, the Company experienced a reduction in its manufacturing workforce by 229 employees. On December 28, 2000, pursuant to its restructuring plan, the Company notified an additional 222 employees that their positions would be terminated during 2001. Continued assessment of cost efficiencies may necessitate additional headcount reductions.


ITEM 2.  Properties

Comdial previously designed, manufactured, and marketed the majority of its products from a fully integrated, approximately 500,000 square-foot manufacturing facility on a 25-acre site located in Charlottesville, Virginia. The majority of Comdial's operations and product development were located at this facility. In February 2001, the Company signed an agreement to outsource the majority of its manufacturing operations. On March 9, 2001, Comdial sold the land and building. As part of this transaction, Comdial is leasing back approximately 100,000 square feet for some low volume board production, light assembly work, warehousing, engineering, and technical services functions. Effective the first quarter of 2001, the Company's corporate headquarters, including finance, administration, information technology, and sales and marketing was relocated to the KVT facility in Florida.

In 2000, KVT sold its building and relocated to an approximately 67,000 square foot facility, located in Sarasota, Florida. This facility is subject to a 10-year lease. All other additional space used by Comdial is leased.

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

In 1988, Comdial voluntarily discontinued use of a concrete underground hydraulic oil and chlorinated solvent storage tank at its Charlottesville plant. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, Comdial developed a plan of remediation that was approved by the Virginia Water Control Board on January 31, 1989. The plan was later amended and approved by the Virginia Department of Environmental Quality ("DEQ"), the successor administrative agency to the State Water Control Board, after which Comdial commenced the remediation efforts required thereunder.

In October 1994, Comdial installed all required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil was deposited into approved containers and taken to a permitted hazardous waste storage location in accordance with the corrective action plan. The remediation was supervised by the DEQ under the Virginia Underground Storage Tank/Petroleum Program until the case was transferred from the Underground Storage Tank/Petroleum Program to the Waste Program of the DEQ on March 27, 1998.

Assessment and remediation of the hydraulic oil was the principal focus of the DEQ at the Charlottesville, Virginia plant under its Underground Storage Tank Petroleum Program, however some assessment work was required regarding the chlorinated solvent contamination. Comdial decided in 1999 to expedite further assessment and clean up of the solvents and hydraulic oil by entering the site into Virginia's Voluntary Remediation Program (the "VRP"). The chlorinated solvent contamination was accepted under the VRP on April 19, 1999. The DEQ has clarified that the Underground Storage Tank/Petroleum Program was requesting no further action at the site and considers the case closed; and has further indicated that the remaining petroleum contamination should be addressed in the VRP.

In 1999, Comdial was accepted into the VRP to start the final site characterization and closure process for the groundwater contamination. A Site Characterization Report ("SCR") required under DEQ's regulations presented the results of a site characterization of the horizontal and vertical extent of the contamination, a baseline risk assessment, and a remedial action plan. The completion of the site characterization required the construction of several new wells to determine the extent of the contamination and some additional sampling.

The Site Characterization was completed in May 2000 and the SCR was submitted to the DEQ in September 2000. DEQ has accepted the recommendations of Comdial's consultants that the site be closed with institutional and deed restrictions. The deed restrictions prohibit residential construction or use of the groundwater for potable water. Additionally, an L-shaped area to the rear of the manufacturing facility has an institutional control requiring the approval of DEQ for any ventilation system installed in any building constructed within the confines of this area that would be inhabited by workers. Wells will be sampled every two years for a period of six years to determine if the remedial action of choice, natural attenuation, is achieving the desired results. If levels have declined to the satisfaction of the DEQ, the restrictions will be removed from the property. Otherwise, the long-term monitoring will continue for an additional period of time to be determined.

As of December 31, 2000, Comdial has incurred total costs of approximately $460,000 and has substantially completed the pumping process as of year end.

The property was sold to a new owner on March 9, 2001, who has initiated the work to proceed with the site closure process.

ITEM 3.  Legal Proceedings

Comdial is from time to time involved in litigation. Comdial believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2000 to a vote of Comdial's security holders.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

As of March 12, 2001 there were 1,257 record holders of Comdial's Common Stock.

Quarterly Common Stock Information

The following table sets forth, for the periods shown, the high and low quarterly closing sales prices in the over-the-counter market for Comdial's Common Stock, as reported by the National Association of Security Dealers Automated Quotation System ("NASDAQ"). Comdial's Common Stock is traded in the NASDAQ National Market(R) under Comdial's symbol, CMDL.



                            2000                               1999
Fiscal Quarters      High          Low                  High          Low
First Quarter       $21.63        $9.00                $8.750       $5.938
Second Quarter       14.06         4.44                 7.938        5.750
Third Quarter         5.38         2.03                 9.250        6.375
Fourth Quarter        2.25         1.00                10.125        6.750
------------------------------------------------------------------------------

Comdial has never paid a dividend on its Common Stock and its Board of Directors currently intends to continue for the foreseeable future the policy of not paying cash dividends on Common Stock. Prior to 1998, Comdial was prohibited from paying dividends due to the Loan Agreement with Fleet.

ITEM 6.  Selected Financial Data

FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations Data For the Years Ended December 31
In thousands except
  per share amounts                                 2000           1999(a)      1998(a)     1997(a)     1996(a)
----------------------------------------------------------------------------------------------------------------
Net Sales                                         $100,042       $150,335     $131,835     $118,561     $102,182
Income (loss) before income taxes                  (47,864)        10,033        6,295        5,218        1,509
Net income (loss)                                  (63,264)         7,343       17,032        5,069        2,027
Earnings(loss) per share:
    Basic                                            (6.89)          0.82         1.93         0.58         0.24
    Diluted                                          (6.89)          0.82         1.88         0.58         0.24
----------------------------------------------------------------------------------------------------------------

Selected Consolidated Balance Sheet Data
December 31,
In thousands                                  2000           1999(a)         1998(a)        1997(a)        1996(a)
-------------------------------------------------------------------------------------------------------------------

Current assets                              $34,928        $72,077         $50,854        $37,107        $30,767
Total assets                                 72,954        133,074         108,990         79,264         74,352
Current liabilities                          32,531         23,833          19,734         21,196         20,443
Long-term debt and other
  long-term liabilities                      28,908         38,633          26,624         13,998         15,629
Stockholders' equity                         11,515         70,608          62,632         44,070         38,280
-------------------------------------------------------------------------------------------------------------------

(a) As restated, see Note 18 to the Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries ("Comdial"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 2000 reporting basis (see Note 1 to the Consolidated Financial Statements).

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1999, management determined that the 1992 Incentive Stock Option Plan ("Plan"), which had previously been accounted for as a fixed plan, had certain features which permitted option recipients to tender shares as partial or full consideration of the exercise price, that caused the Plan to be a variable plan. Under the fixed plan accounting, no compensation expense was recognized for options granted to employees. Under variable plan accounting, compensation expense is measured as of each reporting date as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price, and is recognized over the options' vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. As a result, the 1999 and 1998 consolidated financial statements have been restated from amounts previously reported to account for the options granted to employees under the Plan as variable awards. See note 18 to the consolidated financial statements for a summary of the significant effects of the restatement.

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1999 and 1998 presented herein have been adjusted to reflect the restatement described above.

SEGMENT REPORTING

During the first quarter of 2000, Comdial was organized into Strategic Business Units ("SBUs") which were used by management to analyze its business during 2000 (See Note 12 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Selected  consolidated  statements of operations for the last three years are as follows:
--------------------------------------------------------------------------------------------------------------
In thousands                                                      2000            1999              1998
--------------------------------------------------------------------------------------------------------------
                                                                             (as restated)     (as restated)
Business Segment Sales:
CCC                                                             $67,126         $102,206          $102,800
CES                                                              12,592           13,800             8,065
KVT                                                              21,317           34,001            25,324
CBCC/Array                                                        5,373           14,495             6,965
Inter-company elimination                                        (6,366)         (14,167)          (11,319)
                                                               --------           ------           -------
       Net Sales                                               $100,042          150,335           131,835
Cost of goods sold                                               77,715           85,554            79,080
                                                               --------           ------           -------
Gross profit                                                     22,327           64,781            52,755
Selling, general & administrative                                47,099           39,914            33,531
Engineering, research & development                               6,283            9,735             7,342
Goodwill amortization                                             3,195            3,180             3,806
Restructuring                                                     2,355                -                 -
Impairment of long-lived assets                                   7,425                -                 -
Interest expense                                                  2,902            1,633             1,216
Miscellaneous expense - net                                         932              286               565
                                                               --------           ------           -------
Income(loss) before income taxes                                (47,864)          10,033             6,295
Income tax expense (benefit)                                     15,400            2,690           (10,737)
                                                               --------           ------           -------
Net income (loss)                                              $(63,264)          $7,343           $17,032
                                                               ========           ======           =======

Earnings (loss) per share:
                    Basic                                      $  (6.89)          $ 0.82           $  1.93
                                                               ========           ======           =======
--------------------------------------------------------------------------------------------------------------

The following table reflects the gross profit margins for the various business segments of Comdial. See Note 12 to the Consolidated Financial Statements for further clarification of business segments.

                                                                  2000            1999              1998
                                                              -----------------------------------------------
   Business Segment:
      CCC                                                      $ 22,919          $37,892           $34,895
      CES                                                         3,283            4,830             3,063
      KVT                                                        10,239           18,348            13,831
      CBCC/Array                                                (14,114)           3,711               966
                                                               --------           ------           -------
       Gross profit margin                                     $ 22,327          $64,781           $52,755
                                                               ========           ======           =======
--------------------------------------------------------------------------------------------------------------


2000 Compared with 1999
-----------------------

Net sales as reported for 2000 decreased by 33% to $100.0 million, compared with $150.3 million in 1999. The primary factors in the decrease of sales were the reduction of inventory levels at the supply houses and the market contraction. Early in 2000, market conditions declined, and Comdial's sales were adversely affected by the combined decision of Comdial and the supply houses to reduce their inventory levels. Comdial has sought to respond to adverse sales conditions by offering a more concise product line that is more responsive to customer needs. Comdial believes it offers a lower-end, more price competitive key system, which is being outsourced to an overseas manufacturer. The redefined product line is expected to have a positive impact on gross margins.

In 2000, net sales by Comdial Convergent Communications ("CCC") decreased 34% from $102.2 million to $67.1 million. The primary factor in this decrease was the decrease in inventory levels at the supply houses as noted above. Although this adversely affected Comdial's sales in the year 2000, management believes that the inventory levels at Comdial's major supply houses, except Ingram-Micro, are now at a level that is appropriate to meet customers' needs in the foreseeable future. The Company has received notification from Ingram-Micro that it intends to terminate its relationship with Comdial. Efforts are underway between the companies to reduce remaining inventory at Ingram-Micro.

Sales by Comdial Enterprise Solutions, ("CES"), decreased 9% from $13.8 million to $12.6 million. This decrease is attributable to the poor growth in the assisted living market, as well as the overall downturn in the economy.

Key Voice Technologies ("KVT") sales decreased 37%, from $34.0 million in 1999 to $21.3 million in 2000. This decrease was predominantly tied to the decrease in CCC sales, as KVT sells to the same supply houses and a significant number of the same dealers as CCC.

Net sales in 2000 by CBCC/Array decreased 63% from $14.5 million in 1999 to $5.4 million. This decrease is attributable to the sale of Array in the first quarter of 2000 and a lower demand of analog products.

Comdial provides reserves to cover product obsolescence for all its products and changes to those reserves impact gross profit. For the years 2000 and 1999 provisions for obsolescence totaled $3.7 million and $0.5 million, respectively. The reserve for obsolescence for 2000 was higher primarily due to increased product discontinuance. Another factor which caused the inventory obsolescence provision to increase was the decision to outsource manufacturing, which rendered some raw materials and components obsolete, as they will not be utilized by the contract manufacturer. Future reserves will be dependent on management's estimates of the recoverability of inventory costs.

Also in 2000, Comdial established a warranty reserve in the amount of $.8 million. Prior to 2000, Comdial reserved for expected returns through the use of an exchange authorization reserve, and it is management's best estimate that such exchange authorization reserve covered most of the costs that the Company incurred with respect to warranty expenses. However, as the Company upgrades its method of tracking such information, via improved systems, management decided to record a warranty reserve specifically for warranty claims in the consolidated financial statements.

In 2000, international sales decreased by 38% to $1.6 million compared with $2.6 million for 1999. Due to homologation issues dealing with the sale of digital products, Comdial has, for the time being, suspended its efforts in developing further international markets for hardware products. Homologation is the process of securing regulatory, safety, and network compliance approvals for the sale of telecommunications equipment in foreign countries. As many countries have different standards than the United States, this typically involves additional engineering modifications and compliance testing. However, Comdial plans to continue to expand its sales of voice mail products in the international market.

Gross profit, as a percentage of sales for 2000, was 22% compared with 43% for 1999. In 2000, gross profit decreased by 66% to $22.3 million compared with $64.8 million for 1999. This decrease was attributable to several factors: 1) reduced efficiency caused by the furloughs that Comdial initiated throughout the year to reduce inventory levels within the plant as well as the supply houses;
2) the increase in the provision for inventory obsolescence; 3) pursuant to its Restructuring Plan, Comdial charged $1.5 million to cost of sales for discontinued product inventory in the fourth quarter of 2000; and 4) due to the outsourcing of its manufacturing operations, Comdial recorded an additional adjustment to cost of sales and reduced its ending inventory balances by $2.4 million to adjust inventory to the lower of cost or market.

CCC's gross margin declined from 37% to 34%. This decrease was primarily attributable to several pricing programs that Comdial offered during the year to stimulate sales.

The gross margin that CES realized decreased from 35% to 26%. As more of Comdial's competitors enter the solutions and software market, Comdial has begun experiencing significant market pressure on its pricing in certain of its product lines, which adversely affected margins.

KVT's gross margin decreased from 54% in 1999 to 48% in 2000. Relocation of the KVT manufacturing group to its new facility resulted in additional one-time costs due to initial set-up.

Gross profit for CBCC/Array decreased in 2000 to a negative 263% compared to a positeve 26% in 1999. This decrease is due primarily to the increased obsolescence reserves and lower of cost or market adjustment of $2.4 million taken against inventory held by CBCC.

During 2000, Comdial began recording installation services expense in cost of sales, rather than as a selling expense. Amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation. This resulted in net sales increasing $2.4 million and $2.9 million for 1999 and 1998, respectively. Cost of goods sold was increased by $3.2 million and $3.5 million for 1999 and 1998, respectively. Selling, general and administrative costs decreased by $0.8 million and $0.6 million for 1999 and 1998, respectively. These reclassifications had no effect on previously reported consolidated net income.

Other costs including operating expenses, goodwill amortization, interest expense, other miscellaneous expenses, and income tax expenses or benefits cannot be allocated to the three segments. Comdial does not maintain information that would allow these costs to be broken into the various product segments and most of the costs are universal in nature.

Selling, general and administrative expenses ("SG&A") increased in 2000 by 18% to $47.1 million compared with $39.9 million for 1999. SG&A expenses, as a percentage of sales for 2000, increased to 47% compared with 27% for 1999. The primary reasons for the increase were (1) increase in bad debt reserves of $2.5 million, based on the deterioration of the business climate in certain markets in which Comdial sells; (2) increased personnel costs for national accounts for the majority of the year; and (3) increased administration costs, including costs for consultants, investment banking services and general legal fees.

Engineering, research and development expenses decreased in 2000 by 35% to $6.3 million compared with $9.7 million for 1999. Engineering expenses, as a percentage of sales for 2000, decreased to 6% compared with 7% for 1999. This decrease was due to a reduction in engineering personnel, which was consistent with other reductions the Company initiated in the first quarter of 2000.

Goodwill amortization expense in 2000 remained consistent with that of 1999. The Company reviewed goodwill for potential impairment as of December 31, 2000, and determined that goodwill associated with the purchase of Array was impaired. See discussion below regarding Impairment of Long-Lived Assets.

Interest expense increased in 2000 by 81% to $2.9 million compared with $1.6 million for 1999. This increase is twofold: 1) interest expenses increased due to higher average debt levels with Bank of America, N.A. ("Bank of America"), coupled with higher interest rates when compared to 1999 (see Note 6 to the Consolidated Financial Statements), and 2) interest expense associated with capital leases increased by approximately $.3 million in 2000 based on higher balances of capital lease debt for all of 2000. Note that the capital leases which were recorded as of December 31, 1999 had only been in place for one to three months of 1999. Additional capital leases in the amount of $1.3 million were entered into in early 2000.

Miscellaneous expense increased by 200% for 2000 to $.9 million, compared with $0.3 million for 1999. This increase was primarily due to $1.0 million of write-offs related to investments in dealers and notes receivable from dealers. In addition, the Company recognized a $0.4 million loss due to the curtailment of its pension plans in September 2000.

Restructuring -- In the fourth quarter of 2000 the Board of Directors' approved management's plan to restructure the Company (the "Plan").

Pursuant to the Plan, 152 employees were laid off effective December 15, 2000; another 222 employees were notified prior to the end of 2000 that their positions would be eliminated in fiscal 2001. As of December 31, 2000, Comdial accrued severance of $1.9 million and related benefits of $0.5 million, for a total restructuring cost of $2.4 million related to the Plan.

Impairments of Long-Lived Assets In accordance with SFAS No. 121, "Impairment of Long-Lived Assets and Other Assets to Be Disposed of", the Company evaluates long lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In light of the restructuring and the initiative to outsource manufacturing, the Company identified certain of its fixed assets related to its manufacturing operations, purchased software, capitalized software development costs, and the goodwill related to its purchase of Array as assets that were impaired. This was based on an analysis of discounted and undiscounted (as applicable) cash flows, which were no longer deemed adequate to support the value of the assets associated with the business. The impairments, included in Impairments of Long-Lived Assets on the consolidated income statement are discussed below:

Purchased Software - In connection with the downsizing of Comdial's entire operations, Comdial abandoned a systems implementation project that began in 1999. As a result, Comdial wrote-off purchased software and other related costs in the amount of $3.9 million in 2000. The Company financed the purchase of the software through a series of five-year capital lease obligations, which are a continuing obligation of the Company.

Fixed Assets Impairment - As a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets are expected to be sold or otherwise disposed of. The Company determined that the projected undiscounted cash flows related to those assets were not adequate to support the value of the assets associated with the business. Such analysis resulted in a write-down of fixed assets in the amount of $0.3 million as of December 31, 2000.

Other Write-offs - As part of Comdial's decision to outsource manufacturing and reduce the number of product lines to a more appropriate level, several other write-offs were deemed necessary. Software development costs previously capitalized relating to product lines that are to be discontinued were written off due to the Company's inability to realize any future benefit from these assets. The write-off of capitalized software amounted to $.4 million.

Goodwill - The Company sold the majority of the assets of Array and entered into a licensing agreement with ePHONE Telecom, Inc. in the beginning of fiscal 2000. In light of the sale, the Company performed an impairment analysis on the projected cash flows of the remaining assets and determined that the goodwill associated with its purchase of Array, was, in fact, impaired. The impairment of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of the goodwill associated with the business. The Company recorded an impairment write-off of $2.8 million related to goodwill.

Loss before income taxes, as a result of the foregoing, amounted to $47.9 million as compared with $10.0 million of income before income taxes in 1999. Major factors contributing to the loss for 2000 include restructuring and asset impairments, totaling $9.8 million, as described above. Other factors include increased bad debt reserves, establishment of a warranty reserve specifically for warranty claims, inventory write-offs due to product discontinuance, and increased reserves for expected returns.

Income tax expense for 2000 amounted to $15.4 million, compared with $2.7 million for 1999. The tax expense recognized in 2000 was primarily due to the provision for a full valuation allowance of $34.1 million against the deferred tax assets. The tax expense recognized in 1999 was reduced primarily due to the utilization of deferred tax benefits of $2.1 million that were generated from net operating losses ("NOLs") in previous years (see Note 7 to the Consolidated Financial Statements).

1999 Compared with 1998
-----------------------

Net sales as reported for 1999 increased by 14% to $150.3 million, compared with $131.8 million in 1998. The continued growth in net sales was primarily due to
(1) greater demand for Comdial's Digital Systems products, (2) an increase in Platinum Preferred Dealers (Comdial's highest dealer level) in major metropolitan cities, (3) an increase in national account sales, and (4) continued growth in sales of Solutions and Software products such as the assisted living, hospitality and voice mail systems. The voice mail systems are produced by a subsidiary of Comdial, Key Voice Technologies, Inc. ("KVT").

In 1999, net sales generated by Comdial Convergent Communications ("CCC") decreased 1% to $102.2 million, compared with $102.8 million for 1998. The slight decrease in CCC sales was partially due to Comdial's focus in 1999 on growing the solutions and software markets.

In 1999, net sales of Comdial Enterprise Solutions ("CES") increased 70% to $13.8 million compared with $8.1 million for 1998. The solutions and software markets were increasingly being targeted by CES solutions during 1999.

KVT's net sales increased significantly from 1998 to 1999, increasing 34% from $25.3 million to $34.0 million, respectively. KVT's increase in net sales was attributable to its continued penetration in the market, and the addition of new products during 1999.

Net Sales by CBCC/Array increased 108% from $7.0 million in 1998 to $14.5 million. This increase was attributable to an increase in the sale of digital products, offset by a decrease in the sale of analog products.

Comdial provides reserves to cover product obsolescence for all its products and changes to those reserves impact gross profit. For the years 1999 and 1998, provisions for obsolescence totaled $0.5 million and $2.3 million, respectively. The reserve for obsolescence for 1999 was lower due to less raw material and finished goods obsolescence usage than in previous years. Future reserves will be dependent on management's estimates of the recoverability of inventory costs. Raw material obsolescence is mitigated by the commonality of component parts of digital and other products. Finished goods obsolescence is mitigated by the low level of inventory relative to sales.

In 1999, international sales decreased by 35% to $2.6 million compared with $4.0 million for 1998. Due to the international climate, distribution problems, and homologation issues dealing with the sale of digital products, Comdial temporarily suspended its efforts in developing further international markets on its own.

Gross profit, as a percentage of sales for 1999, was 43% compared with 40% for 1998. In 1999, gross profit, as a percentage of sales, increased by 23% to $64.8 million compared with $52.8 million for 1998. This increase was primarily attributable to increased sales of higher margin business segment products, such as Impact FX, Impact DXP, and solution products such as assisted living, hospitality and voice mail systems.

CCC's gross margin increased to 37% in 1999, from 34% in 1998. This increase in gross margin was attributable to improved efficiencies in manufacturing product that was Comdial's mainstay business.

KVT's gross margin remained steady from 1998 to 1999, at 55% and 54%, respectively. CES gross margin, however, decreased from 38% in 1998 to 35% in 1999. This decline was predominantly the result of new competitors entering into the same markets as Comdial's CES, and therefore, placing pricing pressure on CES's revenues.

Gross profit for CBCC/Array increased in 1999 to 26% compared to 14% in 1999. This increase was due to the sale of higher margin digital products in 1999.

Selling, general and administrative expenses ("SG&A") increased in 1999 by 19% to $39.9 million compared with $33.5 million for 1998. SG&A expenses, as a percentage of sales for 1999, increased to 27% compared with 25% for 1998. The primary reasons for the increase were (1) an increase in sales personnel to support the growth in national accounts and expanding computer-telephony integration ("CTI") markets, (2) higher promotional allowance costs associated with increased sales through Platinum and Preferred Dealers, and (3) higher marketing costs associated with advertising Comdial's products as well as the efforts to increase Comdial's name recognition in the various business markets.

Engineering, research and development expenses increased in 1999 by 33% to $9.7 million compared with $7.3 million for 1998. Engineering expenses, as a percentage of sales for 1999, increased to 7% compared with 6% for 1998. This increase was due to additional engineering personnel throughout Comdial along with the additional support costs.

Goodwill amortization expense decreased in 1999 by 16% to $3.2 million, compared with $3.8 million for 1998. This decrease is due primarily to the elimination of goodwill amortization expense associated with Comdial's acquisition in 1996 of Aurora Systems, Inc. ("Aurora"). Aurora at this time is non-operational and all goodwill associated with this acquisition has been written off. The Company has determined that the remaining amount of goodwill is recoverable at December 31, 2000.

Interest expense increased in 1999 by 33% to $1.6 million compared with $1.2 million for 1998. This increase is due to higher average debt levels with Bank of America, N.A. ("Bank of America"), formerly known as NationsBank, N.A., coupled with higher interest rates when compared to 1998 (see Note 6 to the Consolidated Financial Statements). The higher debt is primarily attributable to higher material purchases which correlated with higher sales.

Miscellaneous expense decreased by 50% for 1999 to $0.3 million, compared with $0.6 million for 1998. This decrease was primarily due to decreases in cash discounts allowed by Comdial to its customers.

Income before income taxes, as a result of the foregoing, increased in 1999 by 59% to $10.0 million compared with $6.3 million in 1998. A major factor contributing to the increase in income for 1999 are increased sales of KVT's voice processing products that have higher margins.

Income tax expense (benefit) reflected an expense for 1999 of $2.7 million, compared with a tax benefit of $10.7 million for 1998. The tax expense recognized in 1999 was reduced primarily due to the utilization of deferred tax benefits of $2.1 million that were generated from net operating losses ("NOLs") in previous years (see Note 7 to the Consolidated Financial Statements). The tax benefit of $10.7 million in 1998 was due primarily to the reversal of valuation allowances related to certain of the Company's deferred tax assets.



LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:
-----------------------------------------------------------------------
December 31,
In thousands                                     2000             1999
-----------------------------------------------------------------------
    Cash and cash equivalents                   $2,428           $1,917
    Current maturities of debt                  24,848              471
    Working capital (deficiency)                (5,727)          48,244
-----------------------------------------------------------------------

Through November 22, 2000, all operating cash needs were funded through a $50 million revolving credit facility provided by Bank of America. As of November 22, 2000, Comdial and Bank of America, N.A. entered into an Amended and Restated Credit Agreement restructuring the terms of the Credit Agreement with the Bank dated October 22, 1998. This agreement is now funding all operational requirements as needed. Comdial reports the credit facility activity on a net basis on the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft. As of December 31, 2000, Comdial's cash and cash equivalents were higher than December 31, 1999 by $0.5 million, due primarily to the timing of deposits and payments made at year-end.

Accounts Receivable at December 31, 2000, decreased by $25.9 million compared with December 31, 1999, primarily due to the decreased level of sales during the year, as well as improved collections. Comdial also increased its bad debt reserves by $2.5 million in the fourth quarter of 2000 due to declining economic conditions in several of the markets in which Comdial sells its products. Comdial has improved its days sales outstanding in each of its business units as compared to the same period in the prior year, due to improved collection efforts.

Inventory at December 31, 2000, decreased by $7.4 million compared with December 31, 1999, due, in part, to additional reserves for lower of cost or market adjustments of $2.4 million, as well as additional reserves for discontinued product lines of $1.2 million. In addition, as a result of the Company's decision to outsource the majority of its manufacturing operation, and its plan to restructure, the Company reduced its overall inventory levels at December 31, 2000 by approximately $5.0 million compared with December 31, 1999.

Prepaid expenses and other current assets at December 31, 2000, decreased by $4.4 million compared with December 31, 1999, due to the provision of a valuation allowance for deferred tax assets of $1.8 million. Management determined that it was not "more likely than not" that the Company would realize the benefit of the deferred tax asset as of December 31, 2000. Prepaid deposits, rent and other expenses decreased from December 31, 1999 to December 31, 2000 by $.8 million.

Other assets decreased by $2.3 million primarily due to the write-off of $3.9 million of purchased software. Pension assets were reduced by $.7 in a year-over-year comparison; this decrease, however, was offset by an increase in patent license fee costs of $.7 million. Additionally, capitalized software development costs increased $0.6 million.

Capital additions for 2000 were approximately $3.9 million, including purchased software acquired through capital lease obligations. Such capital additions helped Comdial introduce new products as well as improve quality and reduce costs associated with new and existing products. Capital additions were funded by cash generated from operations, borrowings from the revolver, and capital leases. Cash expenditures for capital additions for 2000, 1999, and 1998 amounted to $2.6 million, $3.9 million, and $4.8 million, respectively. Management anticipates that approximately $0.5 million will be spent on capital additions during 2001. The significant decrease in capital additions in the future is the result of outsourcing manufacturing and therefore, needing less capital equipment. In addition, Comdial has substantially reduced headcount, therefore reducing the amount of information technology expenditures that were previously incurred by the Company.

Accounts payable at December 31, 2000, decreased by $7.6 million when compared to December 31, 1999. This decrease was primarily due to decreasing purchases of raw materials intended to reduce inventory levels over the latter months of 2000.

Working capital decreased to a deficiency of $5.7 million at December 31, 2000 million when compared with working capital of $48.2 million at December 31, 1999. The Company has sold the land and building in Charlottesville on March 9, 2001. The proceeds of approximately $11.4 million will be utilized to pay down the a portion of the Term Loan. The Company will also use proceeds of approximately $1.0 million received from its sale of equipment and furniture to further reduce the outstanding balance. Inventory levels, as well as accounts payable, are expected to be further reduced as a result of outsourcing the manufacturing operations.

Long-term Debt, Including Current Maturities

Since October 1998, Bank of America held substantially all of Comdial's indebtedness. Prior to October 1998, Fleet Capital Corporation ("Fleet") had held substantially all of Comdial's indebtedness.

On October 22, 1998, Comdial and Bank of America, N.A. ("Bank of America") formerly NationsBank, N.A., entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided Comdial with a $50 million revolving credit facility and a $5 million letter of credit subfacility. Comdial used $15.8 million under the revolving credit facility (the "Revolving Credit Facility") to pay off (1) all its indebtedness of $10.8 million to Fleet, (2) $4.4 million representing amounts owed under Comdial's promissory note including interest to the former owners of KVT, and (3) $0.6 million of mortgages owed by KVT.

On November 22, 2000, the Credit Agreement was amended ("Amendment") to reflect the following: (i) a reduction of the revolving credit facility to an initial aggregate principal amount not to exceed $21.5 million, with further reductions over time as discussed below; (ii) an $18.5 million term loan facility; and
(iii) the continued provision of $5.0 million letter of credit subfacility. Interest on amounts outstanding under the Term Loan and the Revolving Credit Facility are due monthly and are based on the LIBOR daily floating rate plus 3%.

The term loan requires principal installments of $2.5 million per quarter beginning June 30, 2001, with the final principal payment of $11.0 million due on March 31, 2002. See Note 6 to the Consolidated Financial Statements for additional information with respect to Comdial's loan agreements, long-term debt and available short-term credit lines.

As of December 31, 2000, Comdial was in compliance with all the covenants and terms of the Credit Agreement except for the requirements that Comdial maintain certain levels of working capital, and a specified debt to total capital covenant. The working capital covenant required that Comdial maintain "eligible" accounts receivable and inventory (as defined in the Agreement), to provide security for loans under the Credit Agreement of at least $16.5 million. At December 31, 2000, the total of such eligible accounts receivable and inventory was $15.6 million.

As of April 10, 2001, Comdial and Bank of America agreed to new terms. The terms are as follows:

The revolving credit facility will not be reduced, but will remain at $16.5 million. Comdial will also be allowed to utilize the facility provided that the collateral is not less than $13.5 million through September 30, 2001, $14.0 million through October 31, 2001, and $16.0 million through November 30, 2001. Furthermore, the facility's maturity has been extended until March 31, 2002.

The Term Loan principal payment of $2.5 million due September 30, 2001 will be replaced by an amount necessary to reduce the debt to $5 million. Currently, the outstanding balance of the term loan is $15.7 million. Comdial expects the $8.4 million note from Seminole Properties, LLC (pursuant to its sale of its land and building on March 9, 2001) to be paid by June 1, 2001, and proceeds of approximately $1.0 million from the April 12, 2001 equipment auction and furniture sale to reduce the principal payment due on September 30 2001 to approximately $1.3 million. The remaining balance of the term loan of approximately $5.0 million will be due as follows: $2.5 million on December 20, 2001 and $2.5 million on March 31, 2002.

The funded debt to total capital ratio covenant ("Ratio") which is measured at the end of each fiscal quarter has been waived for December 31, 2000 and March 31, 2001. The Ratio will remain a maximum of .55 to 1, but will be calculated by adding back the deferred tax valuation allowance to total capital.

The Earnings Before Income Taxes and Depreciation and Amortization ("EBITDA") covenant, which was effective for the first quarter of fiscal 2001, has been waived for March 31, 2001. The replacement covenant is a minimum EBITDA for June

30, September 30, and December 31, 2001 equivalent to $1.9 million, $6.0 million, and $9.7 million, respectively. The EBITDA covenant is measured on a cumulative basis from April 1, 2001.

The new ratios are based in the Company's projected financial performance for 2001. The Company believes it will be able to meet these financial projections, however, no assurances can be given.

Capital expenditures by the Company have been limited to $0.3 million per quarter and $1.2 million per year.

The interest rates for both the Term Loan and Revolving Facility have been increased from LIBOR rate plus 3% to Prime rate plus 3%.

The Company will pay Bank of Amercia a $50,000 amendment fee which will be payable by December 20, 2001. In the event the Company has not refinanced its debt by December 31, 2001, the Company is required to pay a fee equivalent to 1.0% of the outstanding debt.

Comdial believes that income from operations combined with the proceeds from the sale of its Charlottesville facility, and amounts available from current credit facilities will be sufficient to meet Comdial's needs for the foreseeable future; however, no assurance can be given that the Company's internal operations will generate cash significant enough to fund the Company's working capital needs.

Other Financial Information

During fiscal years 2000, 1999, and 1998, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

Current Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Comdial does not participate in any financial instruments that meet the definition of a derivative, and therefore, adoption of this statement did not have a material effect on Comdial's consolidated financial statements.

In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin("SAB") No. 100, "Restructuring and Impairment Charges". This SAB provides guidance on the accounting for and disclosure of certain expenses and liabilities often reported in connection with exit activities and business combinations (restructuring activities), and the recognition and disclosure of asset impairment charges. The Company's accounting treatment for similar transactions, as discussed in Note 15 and Note 16 to the consolidated financial statements, are consistent with the requirements of this SAB.

In  the  fourth  quarter  of  1999,  the  SEC  issued  SAB  No.  101,   "Revenue
Recognition". Comdial adopted the SAB, which did not have a material impact on Comdial's consolidated financial statements.

In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25." The requirements of FIN No. 44 are either not applicable to the Company or are already consistent with the Company's existing accounting policies.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Company has debt obligations that are sensitive to changes in the prime lending rate. The Company estimates that an increase in interest rates of 1% would reduce income before taxes by approximately $200,000 per year.

Item 8.  Financial Statements and Supplementary Data

------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------



To the Board of Directors and Stockholders of Comdial Corporation
  Charlottesville, Virginia


We have audited the accompanying consolidated balance sheets of Comdial Corporation and subsidiaries ("Comdial") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of Comdial's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comdial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 have been restated.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Richmond, Virginia
April 10, 2001

----------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                                                 2000                  1999
                                                                                                   (As Restated -
In thousands except par value                                                                       See Note 18)
----------------------------------------------------------------------------------------------------------------
Assets
     Current assets
        Cash and cash equivalents                                                $2,428                  $1,917
        Accounts receivable (less allowance for                                  13,829                  39,700
            doubtful accounts:  2000 - $2,834; 1999 - $302)
        Inventories                                                              15,431                  22,827
        Prepaid expenses and other current assets                                 3,240                   7,633
----------------------------------------------------------------------------------------------------------------
            Total current assets                                                 34,928                  72,077
----------------------------------------------------------------------------------------------------------------

     Property - net                                                              16,684                  19,458
     Net deferred tax asset                                                           -                  11,980
     Goodwill                                                                     5,276                  11,207
     Other assets                                                                16,066                  18,352
----------------------------------------------------------------------------------------------------------------
            Total assets                                                        $72,954                $133,074
================================================================================================================

Liabilities and Stockholders' Equity
     Current liabilities
        Accounts payable                                                         $7,522                 $15,135
        Accrued payroll and related expenses                                      4,391                   3,652
        Accrued promotional allowances                                            1,324                   2,322
        Other accrued liabilities                                                 2,570                   2,253
        Current maturities of debt                                               24,848                     471
----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                            40,655                  23,833
----------------------------------------------------------------------------------------------------------------

     Long-term debt                                                              13,561                  31,795
     Net deferred tax liability                                                   2,266                   2,622
     Long-term employee benefit obligations                                       4,957                   4,216
     Commitments and contingent liabilities (see Note 13)                             -                       -
----------------------------------------------------------------------------------------------------------------
            Total liabilities                                                    61,439                  62,466

     Stockholders' equity
        Common stock, $0.01 par value
             (Authorized 30,000 shares; issued shares,
             outstanding: 2000 - 9,197; 1999 - 8,940)                                93                      91
        Paid-in capital                                                         123,427                 119,199
        Treasury stock                                                           (1,296)                 (1,237)
        Accumulated deficit                                                    (110,709)                (47,445)
----------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                           11,515                  70,608
----------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                          $72,954                $133,074
================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations

--------------------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31,
                                                                           2000               1999               1998
                                                                                          (As Restated -     (As Restated -
In thousands except per share amounts                                                      See Note 18)       See Note 18)
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $100,042           $150,335           $131,835
Cost of goods sold                                                           77,715             85,554             79,080
--------------------------------------------------------------------------------------------------------------------------
        Gross profit                                                         22,327             64,781             52,755
--------------------------------------------------------------------------------------------------------------------------

Operating expenses
     Selling, general & administrative                                       47,099             39,914             33,531
     Engineering, research & development                                      6,283              9,735              7,342
     Goodwill amortization                                                    3,195              3,180              3,806
     Restructuring                                                            2,355
     Impairments of long-lived assets                                         7,425
--------------------------------------------------------------------------------------------------------------------------
        Operating income (loss)                                             (44,030)            11,952              8,076
--------------------------------------------------------------------------------------------------------------------------

Other expense
     Interest expense                                                         2,902              1,633              1,216
     Miscellaneous expense - net                                                932                286                565
--------------------------------------------------------------------------------------------------------------------------
Income(loss) before income taxes                                            (47,864)            10,033              6,295
Income tax expense (benefit)                                                 15,400              2,690            (10,737)
--------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                                                  $(63,264)            $7,343            $17,032
==========================================================================================================================

Earnings (loss) per share:
      Basic                                                                 $ (6.89)            $ 0.82             $ 1.93
==========================================================================================================================
      Diluted                                                               $ (6.89)            $ 0.82             $ 1.88
==========================================================================================================================

Weighted average common shares outstanding:
        Basic                                                                 9,188              8,948              8,843
        Diluted                                                               9,188              8,989              9,081

                         The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                                         Deferred Stock
                                                                    Common Stock            Incentive
                                                                    ------------       --------------------      Paid-in
In thousands                                                      Shares     Amount    Shares        Amount      Capital
------------------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1998, (As restated - see Note 18)           8,794        $88         -            $-          $116,840
      Proceeds from sale of common stock
         Notes receivable
         Stock options exercised                                      97          1                                       706
      Treasury Stock Purchased
      Deferred stock compensation                                                           8            84                48
      Incentive stock issued                                           3                                                   39
      Stock option compensation (As restated - see note 18)                                                               358
      Contingency stock issued for
         KVT acquisition                                              72                                                  498
 Net income (As restated - see Note 18)
------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998 (As restated - see Note 18)          8,966         89         8            84           118,489
      Proceeds from sale of common stock
         Notes receivable
         Stock options exercised                                      10                                                   20
      Deferred stock compensation                                                           6            47
      Incentive stock issued                                           8          1                                        53
      Stock option compensation (As restated - see note 18)                                                                41
      Contingency stock issued for
         KVT acquisition                                              72          1                                       303
         Array acquisition                                                                                                162
 Net income (As restated - see Note 18)
------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999, (As restated - see Note 18)         9,056         91        14           131           119,068
      Proceeds from sale of common stock
         Notes receivable
         Stock options exercised                                     262          2                                     2,136
      Treasury stock purchased
      Deferred stock compensation                                                           4            78
      Incentive stock issued                                          11                                                  169
      Stock option compensation expense                                                                                 1,845
 Net loss
------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                                      9,329        $93        18          $209          $123,218
==============================================================================================================================

                                                                                        Notes
                                                              Treasury Stock          Receivable
                                                              --------------            on Sale       Accumulated
In thousands                                               Shares         Amount       of Stock         Deficit            Total
---------------------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1998, (As restated - see Note 18)    (97)           ($878)       ($161)          ($71,820)        $44,069
      Proceeds from sale of common stock
         Notes receivable                                                                   5                                  5
         Stock options exercised                                                                                             707
      Treasury Stock Purchased                              (19)            (209)                                           (209)
      Deferred stock compensation                                                                                            132
      Incentive stock issued                                                                                                  39
      Stock option compensation (As restated - see note 18)                                                                  358
      Contingency stock issued for
         KVT acquisition                                                                                                     498
 Net income (As restated - see Note 18)                                                                   17,032          17,032
---------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998 (As restated - see Note 18)  (116)          (1,087)        (156)           (54,788)         62,631
      Proceeds from sale of common stock
         Notes receivable                                                                   6                                  6
         Stock options exercised                                                                                              20
      Deferred stock compensation                                                                                             47
      Incentive stock issued                                                                                                  54
      Stock option compensation (As restated - see note 18)                                                                   41
      Contingency stock issued for                                                                                             -
         KVT acquisition                                                                                                     304
         Array acquisition                                                                                                   162
 Net income (As restated - see Note 18)                                                                    7,343           7,343
---------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999, (As restated - see Note 18)  (116)          (1,087)        (150)           (47,445)         70,608
      Proceeds from sale of common stock
         Notes receivable                                    (9)            (149)         150                                  1
         Stock options exercised                                              (6)                                          2,132
      Treasury stock purchased                               (7)             (54)                                            (54)
      Deferred stock compensation                                                                                             78
      Incentive stock issued                                                                                                 169
      Stock option compensation expense                                                                                    1,845
 Net loss                                                                                                (63,264)        (63,264)
---------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                              (132)         ($1,296)          $0          ($110,709)        $11,515
=================================================================================================================================

                               The  accompanying  notes are an integral  part of these financial statements.

Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years Ended December 31,
                                                                                                   1999               1998
                                                                                              (As restated -      (As restated -
In thousands                                                                    2000           see Note 18)       see Note 18)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                         $(63,264)            $7,343             $17,032
    Adjustments to reconcile net income (loss) to operating
     cash flows
     Depreciation and amortization                                              11,236              9,642               8,829
     Impairments of long-lived assets                                            7,425
     Deferred taxes                                                             15,456              2,147             (11,496)
    Changes in working capital components:
     (Increase) decrease in accounts receivable                                 25,871            (16,694)             (9,186)
     Inventory provision                                                         2,116                487               2,286
     (Increase)decrease in inventory                                             5,280             (1,880)             (5,219)
     Increase in other assets                                                   (4,437)           (11,278)             (5,431)
     Increase (decrease) in accounts payable                                    (7,613)             4,101               1,805
     Increase in other liabilities                                                 443              2,387               1,184
     Array asset value at acquisition                                                                   -                (103)
     Increase in other equity                                                    2,035                619                 266
    --------------------------------------------------------------------------------------------------------------------------
       Net cash used by operating activities                                    (5,452)            (3,126)                (33)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of Array Telecom Corp. ("Array")                                        -                  -              (5,880)
    Acquisition cost for Array                                                                         (5)               (246)
    Proceeds received from the sale of FastCall                                      -                  -                 290
    Proceeds received from sale of ePHONE assets                                   648
    Proceeds from the sale of equipment                                            891                  1                 158
    Capital expenditures                                                        (2,591)            (3,935)             (4,842)
------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                    (1,052)            (3,939)            (10,520)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings under revolver agreement                                      5,528              7,464              22,132
    Proceeds from issuance of common stock                                       2,136                 20                 498
    Principal payments on debt                                                       -                  -             (13,546)
    Principal payments under capital lease obligations                            (649)              (101)                (63)
------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                 7,015              7,383               9,021
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               511                318              (1,532)
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                   1,917              1,599               3,131
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $2,428             $1,917              $1,599
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
Supplemental information - Cash paid during the year for:
    Income taxes                                                                 $ 508              $ 503               $ 824
    Interest                                                                     2,902              1,633               1,387
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Assets acquired through capital lease transactions                         $ 1,264            $ 2,800                $  -
    Contingency stock issued for acquisitions                                        -                466                 498
------------------------------------------------------------------------------------------------------------------------------


                           The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2000, 1999, and 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Principles of Consolidation

The  consolidated   financial   statements   include  the  accounts  of  Comdial
Corporation and its subsidiaries ("Comdial" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

Comdial is a United States ("U.S.") based manufacturer of business communication systems. Comdial's principal customers are small to medium sized businesses throughout the U.S. and certain international markets. The distribution network consists of four major distributors, other supply houses, dealers, other direct channels, and independent interconnects. Beginning in fiscal 2001, the Company has outsourced the majority of its manufacturing operations to two suppliers. The dynamic, high-technology industry in which Comdial participates is very competitive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities at the date of the financial statements and for the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, inventory obsolescence, warranty reserves, allowance for product returns, intangible asset valuations, employee benefit plans, and the valuation of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and Cash Equivalents

Cash equivalents are defined as short-term liquid investments with maturities, when purchased, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for general operating purposes. The revolving credit facility is reduced by cash receipts that are not needed for daily operations. Bank overdrafts of $ 2.1 million and $2.2 million are included in accounts payable at December 31, 2000 and 1999, respectively. Bank overdrafts are outstanding checks that have not (1) cleared the bank or (2) been funded by the revolving credit facility. The revolving credit facility activity is reported on a net basis on the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property/Depreciation

Property is recorded at cost. Depreciation is computed using the straight-line method for all buildings, land improvements, machinery and equipment, and capitalized lease property over their estimated useful lives or lease term, if shorter. Expenditures for maintenance and repairs of property are charged to expense. Improvements and repairs, which extend economic lives, are capitalized. In 2000 and 1999, Comdial expensed certain computer hardware and software due to the rapid change in technology that has effected a need for continual replacements. In 2000 and 1999, some of the major expenditures for computer hardware and software have been through operating or capital leases. Prior to 1998, all computer and software costs were capitalized or acquired through operating leases.

The estimated useful lives are as follows:
Buildings                                                         30 years
Land Improvements                                                 15 years
Machinery and Equipment                                            7 years
Computer Hardware Equipment and Tooling                            5 years

Other Long-lived Assets

Long-lived assets are amortized based on the assets' useful lives. The cost in excess of net assets of consolidated business acquired is amortized over periods ranging from 2 to 10 years. Long-lived assets are reviewed for impairment as circumstances change that might effect those assets. Impairment loss is not recognized unless a portion of the carrying amount of an asset is no longer recoverable using a test of recoverability, which is the net of the expected future undiscounted cash flows.

During the fourth quarter of 2000, in light of the restructuring and initiative to outsource manufacturing, the Company identified certain long-lived assets that were impaired. See Note 16.

Capitalized Software Development Costs

In 2000, 1999, and 1998, Comdial incurred costs associated with the development of software related to Comdial's various products. The accounting for such software costs is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"). The amortization period is over three years which is the short end of the product life cycle. The three-year straight-line method for software amortization causes greater expense for each period versus using the revenue method. The total amount of unamortized software development cost included in other assets is $6.1 million and $5.5 million at December 31, 2000 and 1999, respectively. The amounts capitalized were $3.1 million, $2.9 million, and $2.8 million, of which $2.1 million, $1.8 million, and $1.4 million were amortized in 2000, 1999, and 1998, respectively. Comdial also capitalizes costs associated with product software development performed by outside contract engineers. The total amount of unamortized outside contract development cost included in other assets is $3.3 million both at December 31, 2000, and 1999. The amounts capitalized were $1.3 million, $1.8 million, and $1.5 million, of which $1.2 million, $0.6 million, and $0.4 million were amortized in 2000, 1999 and 1998, respectively.

As a result of the discontinuance of certain of its product lines in 2000, the Company recognized an impairment on certain capitalized software development costs associated with such product lines. See Note 16.

Postretirement Benefits Other Than Pension

Comdial accrues estimated costs relating to health care and life insurance benefits. In 2000, Comdial recognized income of $12,000 compared to an expense of $137,000 and $87,000 during 1999 and 1998, respectively. See Note 10.

Revenue Recognition

Comdial recognizes revenue as products are shipped and are accepted by the customer. An estimate of returned products is reserved concurrent with the recognition of revenue. The only exceptions to this policy are revenues from

E911 systems and from embedded software. E911 revenues are recognized when projects have been completed and embedded software revenues are not recognized until the customer requests a code from Comdial enabling the software to be used. Comdial's reporting of software revenue meets the requirements as set forth by Statement of Position 97-2 "Software Revenue Recognition." Comdial recognizes service revenue upon completion of repairs and installation.

The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

Expensing of Costs

All production start-up, research and development, and engineering costs are charged to expense, except for that portion of costs which relate to product software development and outside contract development (see "Capitalized Software Development Costs").

Accounting for Stock-Based Compensation

Comdial accounts for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25. Comdial has disclosed in Note 11 to the consolidated financial statements pro forma net income and earnings per share, as if Comdial had applied the fair value method for stock options and similar equity instruments, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

Income Taxes

Comdial uses the deferred tax liability or asset approach, which is based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. The measurement of deferred tax assets is impacted by the amount of any tax benefits where, based on available evidence, the likelihood of realization can be established. Comdial incurred cumulative operating losses through 1991 for financial statement and tax reporting purposes and has adjusted its valuation allowance account to recognize the net deferred tax asset for future periods (see Note 7). Tax credits will be utilized to reduce current and future income tax expense and payments.

Earnings per Common Share

Earnings per common share ("EPS") is computed for both basic and diluted EPS in accordance with SFAS No. 128. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing income by the weighted average number of common and potentially dilutive common shares outstanding during the period. (Note 8)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The interest rates on the Company's bank borrowings are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of the Company's short-term and long-term borrowings also approximate fair value.

Reclassifications

Amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on previously reported consolidated net income (See Note 17).

Current Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which was issued in June 2000. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Comdial does not participate in any financial instruments that meet the definition of a derivative, and therefore, adoption of this statement did not have any effect on Comdial's consolidated financial statements.

In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges". This SAB provides guidance on the accounting for and disclosure of certain expenses and liabilities often reported in connection with exit activities and business combinations (restructuring activities), and the recognition and disclosure of asset impairment charges. The Company's accounting treatment for similar transactions, as discussed in Note 15 and Note 16, is consistent with the requirements of this SAB.

In the fourth quarter of 1999, the SEC issued SAB No. 101, "Revenue Recognition". Comdial adopted the SAB in January 2000 which did not have a material impact on Comdial's consolidated financial statements.

In March 2000, the FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." The requirements of FIN No. 44 are either not applicable to the Company or are already consistent with the Company's existing accounting policies.

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company recognizes such costs as a component of cost of goods sold. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

NOTE 2.  ACQUISITIONS & DISPOSALS
         ------------------------

On July 14, 1998, Comdial acquired the Internet telephony gateway product VOIPgate.com and the related assets and business of Array Telecom Corporation ("Array") from Array Systems Computing Inc. ("ASCI"). ASCI was located in Toronto, Ontario, Canada. The purchase price was approximately $5.9 million. The funds used for the acquisition came from cash generated by operations and a revolving credit facility. The principal asset purchased was the intellectual property which is being amortized over a range of five to eight years,associated with VOIPgate software, an Internet protocol based telephony software platform.

On March 31, 2000, Array, a wholly owned subsidiary of Comdial, and Comdial entered into a Strategic Alliance with ePHONE Telecom, Inc. ("ePHONE"). Pursuant to the agreement, Array sold its fixed assets and the "3000" family of products, and licensed its technology for a five-year term to ePHONE. Comdial allowed ePHONE to utilize the name "Array" and will provide ePHONE with access to its distribution channels. EPHONE paid Array $2.7 million on the closing date and will pay royalty fees to Comdial based on certain gross sales over a five-year period. Comdial will recognize the $2.7 million, less costs associated with the transaction and proceeds received for the assets sold which aggregated approximately $0.7 million, into income over a five year period. The Company recognized $0.3 million of income during the year ended December 31, 2000.

NOTE 3.  INVENTORIES
         -----------

Inventory consists of the following:

---------------------------------------------------------------------------
December 31,
In thousands                              2000                  1999
---------------------------------------------------------------------------
     Finished goods                      $7,064                $8,763
     Work-in-process                         80                 4,556
     Materials and supplies               8,287                 9,508
                                        -------               -------
       Total                            $15,431               $22,827
                                        =======               =======

---------------------------------------------------------------------------

Comdial provides reserves to cover product obsolescence and those reserves impact gross margin. Reserves for inventory obsolescence amounted to $5.4 million and $3.2 million as of December 31, 2000 and 1999, respectively. Future reserves will be dependent on management's estimates of the recoverability of costs from inventory.

In the fourth quarter of 2000, the Company decided to outsource the majority of its manufacturing operations. As a result, the Company recorded a lower of cost or market adjustment of its inventory in the amount of $2.4 million to reduce the carrying value of its materials inventory.

NOTE 4.  PROPERTY
         --------

Property consists of the following:

------------------------------------------------------------------------------
December 31,
In thousands                                   2000                      1999
------------------------------------------------------------------------------
Land                                           $624                      $656
Buildings and improvements                   14,471                    15,035
Machinery and equipment                      37,833                    37,517
Less accumulated depreciation               (36,244)                  (33,750)
                                            -------                   -------
  Property - Net                            $16,684                   $19,458
                                            =======                   =======
------------------------------------------------------------------------------

Depreciation expense charged to operations for the years 2000, 1999, and 1998, was $3.5 million, $3.3 million, and $2.8 million, respectively.

Due to the Company's decision to begin outsourcing the majority of its manufacturing operations, management determined through an impairment analysis that certain of its fixed assets associated with manufacturing were impaired. Accordingly, the Company recognized a $0.3 million write-down on its fixed assets in fiscal 2000 (See Note 16).

NOTE 5.  LEASE OBLIGATIONS
         -----------------

Comdial has various  capital and operating  lease  obligations.  Future  minimum
lease   commitments  for  capitalized   leases  and  aggregate   minimum  rental
commitments under operating lease agreements that have initial non-cancelable lease terms in excess of one year are as follows:
------------------------------------------------------------------------------
Year Ending December 31,                        Capital           Operating
In thousands                                     Leases             Leases
------------------------------------------------------------------------------
   2001                                          $1,009             $2,356
   2002                                           1,006              1,837
   2003                                           1,006              1,173
   2004                                             859              1,015
   2005                                              62                645
   thereafter                                         -              1,987
                                                 ------             ------
Total minimum lease commitments                   3,942             $9,013
                                                                    ======
  Less amounts representing interest
    and other costs                                (657)
                                                 ------
  Principal portion of minimum lease
    commitments at December 31, 2000             $3,285
                                                 ======
------------------------------------------------------------------------------

Assets  recorded  under  capital  leases   (included  in  other  assets  in  the
accompanying Consolidated Balance Sheets) are as follows:

------------------------------------------------------------------------------
December 31,
In thousands                                      2000              1999
------------------------------------------------------------------------------
     Capitalized software                         $669             $2,757
     Less accumulated amortization                 (77)               (59)
                                                  ----             ------
        Capitalized software - Net                $592             $2,698
                                                  ====             ======

------------------------------------------------------------------------------

For 2000 and 1999, Comdial entered into new capital lease obligations which amounted to approximately $1.3 million and $2.8 million, respectively. All capital lease balances as of December 31, 2000 and 1999, are for assets such as software. During the fourth quarter of 2000, the Company determined that certain assets associated with these capital lease obligations were impaired (See Note
16). The capital lease amounts associated with the impaired assets continue to remain an obligation of the Company.

Operating leases are for office space and factory and office equipment. Total rent expense for operating leases, including rentals which are cancelable on short-term notice, for the years ended December 31, 2000, 1999, and 1998, were $3.7 million, $2.7 million, and $2.2 million, respectively.

NOTE 6.  DEBT
         ----

On October 22, 1998, Comdial and Bank of America, N.A. ("Bank of America") formerly NationsBank, N.A., entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided Comdial with a $50 million revolving credit facility and a $5 million letter of credit subfacility. Comdial used $15.8 million under the revolving credit facility (the "Revolving Credit Facility") to pay off (1) all its indebtedness of $10.8 million to Fleet, (2) $4.4 million representing amounts owed under Comdial's promissory note including interest to the former owners of KVT, and (3) $606,000 of mortgages owed by KVT.

Long-term debt consists of the following:
------------------------------------------------------------------------------
December 31,
In thousands                                             2000           1999
------------------------------------------------------------------------------
   Revolving credit facility (1)                        $16,624        $29,596
   Term loan                                             18,500
   Capitalized leases (2)                                 3,285          2,670
                                                        -------        -------
     Total debt                                          38,409         32,266
   Less current maturities on debt                       24,848            471
                                                         ------        -------
     Total long-term debt                                13,561        $31,795
                                                         ======        =======
------------------------------------------------------------------------------

     (1) On October 22, 1998, Comdial borrowed $15.8 million under the Revolving Credit Facility from Bank of America, which was used to pay off other existing loans. The loan made pursuant to the Credit Agreement with Bank of America carries an interest rate based on the LIBOR daily rate plus the applicable margin and does not require monthly principal payments. The interest rate can be adjusted quarterly based on Comdial's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), which allows the rates to vary from plus 0.75% to 1.50% above the LIBOR daily rate.

On November 22, 2000, the Credit Agreement was amended ("Amendment") to reflect the following: (i) a reduction of the revolving credit facility to an initial aggregate principal amount not to exceed $21.5 million with further reductions over time as discussed below; (ii) an $18.5 million term loan facility; and
(iii) the continued provision of the $5.0 million letter of credit subfacility. Interest on amounts outstanding under the Term Loan and the Revolving Credit Facility are due monthly and are based on the LIBOR daily floating rate plus 3%.

As of December 31, 2000 and 1999, Comdial's borrowing LIBOR rates were 9.64% and 6.58%, respectively, which includes the additional margin of 3.0% and 0.75%, respectively. On April 10, 2001, the Credit Agreement was again amended. On April 10, 2001, the credit agreement was again amended.

Revolving  Credit  Facility
The Amendment dated April 10, 2001 provides that the revolving credit facility will not be reduced from amounts then currently outstanding, but will remain at $16.5 million. Comdial will also be allowed to utilize the facility provided that the collateral is maintained (see "Debt Covenants"). Furthermore, the facility's maturity has been extended until March 31, 2002.

Proceeds of advances under the revolving credit facility can be used for working capital and other general corporate purposes.

Term Loan
The Amendment dated November 22, 2000 provided for a term loan in the amount of $18.5 million which Comdial received on November 30, 2000. Principal installments on the term loan are due as follows:

                June 30, 2001                  $ 2,500,000
                September 30, 2001               2,500,000
                December 31, 2001                2,500,000
                March 31, 2002                  11,000,000

The April 10, 2001 amendment states that principal payment of $2.5 million due September 30, 2001 will be replaced by an amount necessary to reduce the debt to $5 million. As of March 9, 2001, the outstanding balance of the term loan is $15.7 million. Comdial expects the proceeds from the $8.4 million note receivable from Seminole Properties, LLC (pursuant to its sale of its land and building on March 9, 2001 - see Note 19) to be collected by June 1, 2001, and proceeds of $1.0 million from the April 12, 2001 equipment auction and furniture sale to reduce the principal payment due September 30, 2001. The remaining balance of the Term Loan will be due as follows: $2.5 million on December 20, 2001 and $2.5 million on March 31, 2002.

The Bank of America Credit Agreement also gives Comdial a letter of credit subfacility of $5.0 million, which is part of the Revolving Credit Facility, as commitments occur. At December 31, 2000 and 1999, there were no commitments under the letter of credit facility with Bank of America.

The Company will pay Bank of America a $50,000 amendment fee which will be payable by December 20, 2001. In the event Comdial has not refinanced its debt by December 31, 2001, the Company is required to pay a fee equivalent to 1.0% of the outstanding debt.

(2) Capital leases are with various financing entities and are payable based on the terms of each individual lease (see Note 5).

Debt Covenants

As of December 31, 2000, Comdial was in compliance with all the covenants and terms of the Credit Agreement except for the requirement that Comdial maintain certain levels of working capital and the funded debt to total capital covenant. The working capital covenant required that Comdial maintain "eligible" accounts receivable and inventory (as defined in the Agreement), to provide security for loans under the Credit Agreement of at least $16.5 million. At December 31, 2000, the total of such eligible accounts receivable and inventory was $15.6 million. The Company was also not in compliance with the funded debt to total capital covenant.

The Amendment dated April 10, 2001 sets forth certain changes to the covenants as follows:

The funded debt to total capital ratio covenant ("Ratio"), which is measured at the end of each fiscal quarter, was waived for December 31, 2000 and March 31, 2001. The Ratio will remain at a maximum of .55 to 1, but will be calculated by adding back the deferred tax valuation allowance to total capital.

The Amendment also provides that Comdial maintain "eligible" accounts receivable and inventory (as defined in the Agreement), to provide security under the Credit Agreement of not less than $13.5 million through September 30, 2001, $14.0 million through October 31, 2001, and $16.0 million through November 30, 2001.

The Earnings Before Income Taxes and Depreciation and Amortization ("EBITDA") covenant which was effective for the first quarter of 2001, has been waived for March 31, 2001. The replacement covenant is a minimum EBITDA for June 30, September 30, and December 31, 2001 equivalent to $1.9 million, $6.0 million, and $9.7 million, respectively. The EBITDA covenant is measured on a cumulative basis from April 1, 2001.

Capital expenditures by the Company have been limited to $0.3 million per quarter and $1.2 million per year.

The interest rates for both the Term Loan and Revolving Facility have been increased from the LIBOR rate plus 3% to Prime rate plus 3%.

As a result of the revised Credit Agreement and related restrictive covenants, $11.0 million of the outstanding indebtedness as of December 31, 2000 has been excluded from current liabilities.

NOTE 7.  INCOME TAXES
         ------------

The components of the income tax expense (benefit) for the years ended December 31 are as follows:
-------------------------------------------------------------------------------
In thousands                             2000           1999             1998
-------------------------------------------------------------------------------
     Current -  Federal                  ($40)           $410             $393
                State                     (16)            133              369
     Deferred - Federal                14,200           1,573           (9,730)
                State                   1,256             574           (1,769)
                                      -------          ------         --------
       Total provision (benefit)      $15,400          $2,690         ($10,737)
                                      =======          ======         ========
-------------------------------------------------------------------------------

The income tax provision reconciled to the tax computed at statutory rates for the years ended December 31, is summarized as follows:
--------------------------------------------------------------------------------
In thousands                                     2000         1999        1998
--------------------------------------------------------------------------------
    Federal tax at statutory rate
    (35% in 2000, 1999, and 1998)             ($16,752)      $3,512      $2,203
    State income taxes (net of federal tax
      benefit)                                     806          764        (924)
    Nondeductible charges                           40          707         411
    Other adjustments                              197         (124)        519
    Expiring business credits                       66          504           -
  Adjustment of valuation allowance             31,043       (2,673)    (12,946)
                                               -------       ------    --------
      Income tax provision (benefit)           $15,400       $2,690    $(10,737)
                                               =======       ======    ========
--------------------------------------------------------------------------------

Net deferred tax assets of $0 and $14.8 million have been recognized in the accompanying Consolidated Balance Sheets at December 31, 2000 and 1999, respectively. The components of the net deferred tax assets (liabilities) at December 31, 2000 and 1999 are as follows:
-------------------------------------------------------------------------------
Deferred Assets (Liabilities)                             December 31,
In thousands                                       2000                  1999
-------------------------------------------------------------------------------
     Net loss carryforwards                      $13,918                $4,984
     Tax credit carryforwards                      1,411                 1,513
     Inventory write downs and capitalization      3,274                 1,937
     Pension                                         128                    26
     Postretirement                                  287                   280
     Compensation and benefits                     1,818                   409
     Capitalized software development costs        2,838                 1,033
     Other deferred tax assets                     1,510                   197
     Goodwill amortization                         5,151                 2,405
     Research and development expenditures         4,515                 5,218
     Allowance for bad debts                       1,067                    88
                                                 -------               -------
        Total deferred tax assets                 35,917                18,090

     Contingencies                                     -                  (359)
     Fixed asset depreciation                     (1,776)               (2,216)
     State taxes                                                          (406)
                                                 -------               -------
        Total deferred tax liabilities            (1,776)               (2,981)

     Net deferred tax asset                       34,141                15,109
     Less:  Valuation allowance                  (34,141)                 (300)
                                                 -------               -------
        Total                                    $     -               $14,809
                                                 =======               =======
-------------------------------------------------------------------------------

Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgement about the future realization of deferred tax assets. Due to changes in estimates of future taxable income, management no longer believes that it is more likely than not that Comdial will realize its tax benefits.

Accordingly, the Company reserved a valuation allowance equal to its deferred tax assets of $34.1 million for the year ended December 31, 2000.

Comdial has net operating loss and credit carryovers of approximately $37.5 million and $1.4 million, respectively, which, if not utilized, will expire as follows:
------------------------------------------------------------------------------
In thousands                    Net Operating
  Expiration Dates                  Losses                  Tax Credits
------------------------------------------------------------------------------
    2001                            2,898                     $    -
    2002                            6,486                          -
    2003                                7                          -
    After 2003                     28,138                      1,411
                                   ------                     ------
       Total                      $37,529                     $1,411
                                  =======                     ======
-----------------------------------------------------------------------------

NOTE 8:  EARNINGS PER SHARE
         ------------------

For the years ended December 31, 2000, 1999 and 1998, earnings per common share ("EPS") were computed for both basic and diluted EPS in accordance with SFAS
No. 128. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period. In 2000, 190,417 potentially dilutive common shares were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. The following table discloses the annual earnings per share information would have been:


------------------------------------------------------------------------------
        Year                     Numerator         Denominator          EPS
In thousands, except EPS
------------------------------------------------------------------------------

    2000  Basic EPS              $(63,264)            9,188          $(6.89)
          Diluted                $(63,264)            9,188          $(6.89)

    1999  Basic EPS                $7,343             8,948           $0.82
           Diluted                 $7,343             8,989           $0.82

    1998  Basic EPS               $17,032             8,843           $1.93
           Diluted                $17,032             9,081           $1.88


-------------------------------------------    ----------------   -------------

NOTE 9.  PENSION AND SAVINGS PLANS
         -------------------------

Comdial currently has two pension plans that provide benefits based on years of service and an employee's compensation during the employment period. One plan is a qualified plan for all the employees of Comdial and the other, which was initiated in April 1999, is a non-qualified plan ("Retirement Benefit Restoration Plan"). The non-qualified plan is strictly for executive officers and/or highly compensated employees who are designated as a participant of the plan by the Compensation Committee of Comdial. The non-qualified plan is not funded.

The calculation of pension benefits prior to 1993 was based on provisions of two previous pension plans. One plan provided pension benefits based on years of service and an employee's compensation during the employment period. The other plan provided benefits based on years of service only. The funding policy for the plans was to make the minimum annual contributions required by applicable regulations. Assets of the plans are generally invested in equities and fixed income instruments.

In July 2000, the Company froze the Retiremant Benefit Restoration Plan, and in September 2000, the Company froze the qualified pension plan, thereby eliminating any further benefit accrual by employees in the plans. This action by the Company resulted in a one-time curtailment loss of $0.5 million. In addition, the Company recognized a settlement gain of $0.1 million on the payment of lump-sum retirement benefits to certain of its employees under the Retirement Benefit Restoration Plan.

The following table sets forth the change in projected benefit obligations of the pension plans during 2000 and 1999.

------------------------------------------------------------------------------
In thousands                                        2000              1999
------------------------------------------------------------------------------
    Benefit obligation at beginning of year       $25,786           $22,432
    Service cost                                    1,051             1,758
    Interest cost                                   1,938             1,692
    Actuarial loss (gain)                           1,019            (3,101)
    Benefits paid                                  (1,776)             (543)
    Curtailment adjustment                         (2,559)                -
    Settlement adjustment                             144                 -
    Amendments                                          -             3,548
                                                  -------           -------
       Benefit obligation at end of year          $25,603           $25,786
                                                  =======           =======

------------------------------------------------------------------------------

The following tables sets forth the change in plan assets of the pension plans and amounts recognized in Comdial's Consolidated Balance Sheets at December 31, 2000 and 1999.
-------------------------------------------------------------------------------
In thousands                                              2000            1999
-------------------------------------------------------------------------------
    Fair value of plan assets at beginning of year     $24,080         $21,402
    Actual return on plan assets                           907           1,704
    Employer contribution                                1,959           1,517
    Benefits paid                                       (1,776)           (543)
                                                       -------         -------
       Fair value of plan assets at end of year        $25,170         $24,080
                                                       =======         =======

Funded status                                          ($  433)        ($1,706)
Unrecognized actuarial gain                                (71)         (2,507)
Unrecognized prior service cost                              -           3,210
                                                       -------         -------
Net amount recognized                                   ($ 504)        ($1,003)
                                                       =======         =======

Amounts recognized in the Consolidated Balance
    Sheets consist of:
    Prepaid benefit cost                                $1,678               -
    Intangible asset                                         -           2,400
    Accrued benefit liability                           (2,182)         (3,403)
                                                       -------         -------


       Net amount recognized                           ($  504)        ($1,003)
                                                       =======         =======
-------------------------------------------------------------------------------

Assumptions  used  in  accounting  for  the  plans  as of  December  31  were as follows:
                                          2000          1999         1998
--------------------------------------------------------------------------
    Discount rate                         7.50%         8.00%        7.00%
    Expected return on plan assets        9.00%         9.00%        9.00%
    Rate of compensation increase         4.50%         4.50%        4.50%
--------------------------------------------------------------------------

Net periodic pension cost for 2000, 1999, and 1998 included the following components:

--------------------------------------------------------------------------------
In thousands                                2000           1999           1998
--------------------------------------------------------------------------------
    Service cost                          $1,051         $1,758         $1,575
    Interest cost                          1,938          1,692          1,334
    Expected return on plan assets        (2,050)        (1,777)        (1,490)
    Amortization of prior service cost       186            124            (63)
    Settlement gain                         (112)             -              -
    Curtailment loss                         464              -              -
    Recognized actuarial loss (gain)         (17)            68             61
                                          ------         ------         ------
       Net periodic pension cost          $1,460         $1,865         $1,417
                                          ======         ======         ======
--------------------------------------------------------------------------------

In addition to providing pension benefits, Comdial contributes to a 401(k) plan, based on an employee's contributions. Participants can contribute from 1% to 17% of their salary and Comdial will match contributions equal to 50% of the participant's contribution up to the first 6%. Prior to 1998, Participants could contribute from 2% to 12.5% of their salary as defined in the terms of the plan and Comdial would match contributions equal to 25% of the participant's contributions up to the first 10%. Comdial's total expense for the matching portion to the 401(k) plan for 2000, 1999, and 1998 was $0.6 million, $0.6 million, and $0.4 million, respectively.

NOTE 10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
          -------------------------------------------

Comdial provides certain health care coverage (until age 65), which is subsidized by the retiree through insurance premiums paid to Comdial, and life insurance benefits for substantially all of its retired employees. The effect of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on operating income for 2000 was income of $12,000 compared to an expense for 1999 and 1998 of $137,000 and $87,000, respectively. The postretirement benefit obligation is not funded and does not include any provisions for securities, settlement, curtailment, or special termination benefits. In 1993, when SFAS No. 106 went into effect, Comdial elected to amortize the cumulative effect of this obligation over 20 years (see unrecognized transition obligation in the following table).

During fiscal 2000, Comdial eliminated the accrual of certain postretirement benefits previously accounted for under the program in accordance with SFAS No.
106. The postretirement benefit obligation was reduced by $0.7 million with a corresponding decrease to the unrecognized transition obligation. The effects of this transaction on current year earnings are negligible.

The following table sets forth the change in postretirement benefit obligations and amounts recognized in Comdial's Consolidated Balance Sheets at December 31, 2000 and 1999.

------------------------------------------------------------------------------
In thousands                                         2000              1999
------------------------------------------------------------------------------
    Benefit obligation at beginning of year        $1,074            $1,011
    Service cost                                        4                37
    Interest cost                                      27                74
    Plan participants' contributions                   13                16
    Actuarial loss/(gain)                              17               (16)
    Benefits paid                                     (40)              (48)
    Curtailment effect                               (707)                -

Benefit obligation at December 31                    $388            $1,074
                                                     ====            ======

------------------------------------------------------------------------------

The following tables set forth the change in plan assets of the postretirement benefits and amounts recognized in Comdial's Consolidated Balance Sheets at December 31, 2000 and 1999.
------------------------------------------------------------------------------
In thousands                                             2000           1999
------------------------------------------------------------------------------
    Fair value of plan assets at beginning of year       $  -           $  -
    Employer contribution                                  27             32
    Plan participants' contributions                       13             16
    Benefits paid                                         (40)           (48)
                                                          ----           ---
        Fair value of plan assets at December 31         $  -           $  -
                                                         ====           ====

Funded status                                          ($ 388)       ($1,074)
    Unrecognized transition obligation                    438          1,182
    Unrecognized actuarial gain                          (812)          (902)
    Unrecognized prior service cost                         -              -
                                                         ----          -----
        Accrued benefit cost                           ($ 762)         ($794)
                                                       ======          =====

------------------------------------------------------------------------------

Assumptions used in accounting for the plans as of December 31 were as follows:

-----------------------------------------------------------------
                     2000              1999             1998
-----------------------------------------------------------------
  Discount rate       7.50%            8.00%            7.00%
-----------------------------------------------------------------

For measurement purposes, a 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.25% for 2005 and remain at that level thereafter.

Net periodic postretirement (benefit) cost for 2000, 1999, and 1998, included the following components:

------------------------------------------------------------------------------
In thousands                         2000             1999              1998
------------------------------------------------------------------------------
    Service cost                     $  4              $37               $19
    Interest cost                      27               74                68
    Amortization of unrecognized
     transition obligation             37               91                91
    One-time curtailment income        (6)
    Recognized actuarial gain         (74)             (65)              (91)
                                      ----             ---               ---
        Net postretirement
          (benefit) cost             ($12)            $137               $87
                                     ====             ====               ===
------------------------------------------------------------------------------

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
------------------------------------------------------------------------------
In thousands
                                              One-percentage   One-percentage
                                              Point Increase   Point Decrease
Effect on total of service and interest              $1             ($1)
    cost components
Effect on postretirement benefit obligation         $23            ($22)
------------------------------------------------------------------------------


NOTE 11.  STOCK-BASED COMPENSATION PLANS
          ------------------------------

As of December 31, 2000, Comdial had two basic stock-based compensation plans. The 1992 Stock Incentive Plan (the " Plan") provides for stock options to purchase shares of Common Stock which may be granted to officers, directors, and certain key employees as additional compensation. Pursuant to the terms of the 1992 Non-employee Directors Stock Incentive Plan (the "Directors Stock Incentive Plan"), each non-employee director shall be awarded 3,333 shares of Comdial's Common Stock for each fiscal year Comdial reports income. In January 1997, in accordance with the terms of the Directors Stock Incentive Plan, the Board of Directors adopted a resolution suspending 833 of the 3,333 shares of Comdial's common stock automatically awarded to non-employee directors under such circumstances. In 2000, each non-employee director was awarded 2,500 shares related to income earned by Comdial for fiscal year 1999. The plans are composed of stock options, restricted stock, nonstatutory stock, and incentive stock. Comdial's incentive plans are administered by the Compensation Committee of Comdial's Board of Directors.

As of December 31, 2000, there were 2.0 million shares of Comdial's Common Stock reserved for issuance under Comdial's 1992 Stock Incentive Plan that had been approved by the stockholders in 1996. Comdial has previously accepted notes relating to the non-qualified stock options exercised by officers and employees. These notes receivable relating to stock purchases amounted to $0, $150,000, and $156,000 at December 31, 2000, 1999, and 1998, respectively, and have been deducted from Stockholders' Equity.

Options granted for years 2000 and 1999 have a maximum term of ten years and vest over a three-year period. Options issued in 2000 become exercisable in installments of 50%, 25% and 25% per year on each of the first through the third anniversaries of the grant date. Options issued in 1999 become exercisable in installments of 33% per year on each of the first through the third anniversaries of the grant date. All options granted through the Stock Incentive Plan are granted at an exercise price equal to the market price of Comdial's Common Stock on the grant date. In 1998, Comdial granted 120,000 shares of nonstatutory stock options at the current fair market value at grant date. These options were issued outside of the 1992 Stock Incentive Plan. These options vest over a four to six year period.

Comdial applies APB No. 25 and related interpretations in accounting for its plans.

The 1992 Stock Incentive Plan has features which permitted option recipients to tender shares as partial or full consideration of the exercise price, that caused the Plan to be a variable plan. Under variable plan accounting, compensation expense is measured, as of each reporting date, as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price and is recognized, over the options' vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense.

The other option plans are accounted for as fixed plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans other than the performance based option that is part of the plan for its directors.

Accordingly, the Company recognized compensation expense in the amount of $847,000, $511,000 and $122,000 for its variable stock option plan for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company records compensation expense related to the performance based option that is part of the plan for its directors. Common Stock has been issued by Comdial to its directors for years that show positive net income. The compensation cost that has been charged against income for its director's performance-based stock was $130,000, $85,000, and $148,000 for 2000, 1999, and 1998 respectively.

Information regarding stock options is summarized below:

--------------------------------------------------------------------------------------------------------------------
                                        2000        (1)              1999        (1)            1998       (1)
--------------------------------------------------------------------------------------------------------------------
Options outstanding,
    January 1;                     1,079,788      $8.66         1,104,213      $8.93           859,729     $8.08
    Granted                          728,500       3.34           220,433       7.51           405,316     10.42
    Exercised                       (262,040)      8.15            (8,228)      2.34           (96,602)     7.17
    Terminated                      (494,595)      8.21          (236,630)      9.08           (64,230)     9.61
                                    ---------                    --------                      -------
       Options outstanding,
       December 31;                1,051,653       5.31         1,079,788       8.66         1,104,213      8.93
                                   =========                    =========                    =========
    Options exercisable,
    December 31;                     265,755       8.96           598,468       8.57          474,175       8.05
    Per share ranges of options outstanding
       at December 31                  $1.41 - $13.50                 $1.41-$13.50                $1.41-$13.50
    Dates through which options outstanding
      at December 31,
       were exercisable                1/2001-12/2010               1/2000-12/2009               1/1999-12/2008

(1)  Weighted-average exercise price at grant date.
--------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:
------------------------------------------------------------------------------
                   Options Outstanding           Options Exercisable
                ------------------------       -----------------------
                              Weighted-
                   Number      Average      Weighted-    Number      Weighted-
 Range of        Outstanding   Remaining    Average    Exercisable   Average
 Exercise            at       Contractual   Exercise       at        Exercise
 Prices           12/31/00       Life        Price      12/31/00      Price
------------------------------------------------------------------------------
$ 1.41 to  3.00    608,283        9.6        $ 1.88       16,560      $ 2.37
  5.12 to  7.77    113,929        6.7          7.47       59,748        7.41
  8.12 to 10.94    212,808        5.2          9.95      176,066        9.79
 11.25 to 13.50    116,633        9.0         12.58       13,381       13.06
                 ---------                               -------
  1.41 to 13.50  1,051,653        8.3          5.31      265,755        8.96
                 =========                               =======

------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


------------------------------------------------------------------------------
                              2000                 1999                  1998
------------------------------------------------------------------------------
  Risk-free interest rate     6.03%                5.15%                 4.72%
  Expected life               5.10                  6.5                  7.78
  Expected volatility           87%                  65%                   68%
  Expected dividends          none                 none                  none
------------------------------------------------------------------------------

If compensation cost for Comdial's Stock Incentive Plans had been determined based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by

SFAS No. 123, Comdial's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
In thousands except per share amounts           2000          1999        1998

  Net income(loss):     As reported           ($63,264)      $7,343      $17,032
                        Additional
                          Compensation
                          expense                1,360        1,327        1,573
                        Pro forma             ($64,624)      $6,016      $15,459

  Basic earnings (loss) per share:
                        As reported             ($6.89)       $0.82        $1.93
                        Pro forma               ($7.03)       $0.67        $1.75
  Diluted earnings (loss) per share:
                        As reported             ($6.89)       $0.82        $1.88
                        Pro forma               ($7.03)       $0.67        $1.70
------------------------------------------------------------------------------

The weighted average fair value of options granted in which the option price equaled the fair market value of the Company's stock on the date of grant is $2.74, $6.14, and $7.66 for the years ending December 31, 2000, 1999, and 1998, respectively. During fiscal 1998, the Company issued options with exercise prices that were greater than the fair market value of the Company's stock at date of grant. The weighted average fair value of such options was $8.49. All other options issued during fiscal years 2000, 1999, and 1998 had an exercise price equal to the fair market value of the Company stock at the date of grant, as disclosed above.


NOTE 12.  SEGMENT INFORMATION
          -------------------

Effective December 31, 1998, Comdial has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

During 2000, 1999, and 1998, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of the sales occurring in the United States.

Comdial is organized into several strategic business unit ("SBU") segments that comprise the majority of its sales to the telecommunications market. Comdial has three SBU's that contribute ten percent or more to net sales. The SBU's are Comdial Convergent Communications Corporation ("CCC"), Comdial Enterprise Solutions, Inc. ("CES"), Key Voice Technologies, Inc. ("KVT") and others (including Array Telecom Corporation ("Array") and Comdial Business Communications Corporation ("CBCC")). All of the SBU's are companies wholly owned by Comdial. Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified down to the operating profit level.

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

KVT provides voice-processing products to the other SBU's as well as selling directly to dealers and end users. Based in Sarasota, Florida, KVT develops, assembles, markets, and sells voice-processing systems and related products for business applications. KVT products can provide up to 64 ports of voice processing capacity. Most Comdial generated sales are in the two to eight port range, which corresponds with the small to mid-size businesses that are

Comdial's primary markets. Industry shipments are measured both in terms of systems and ports.

The other segments are CBCC, which manufactures Comdial products, repairs out-of-warranty products and engages in contract manufacturing, and Array, which produces Internet Protocol ("IP") software products (product licensed to ePHONE Telecom Inc. ("ePHONE")).

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

The following tables show segment information, for years ended December 31.

------------------------------------------------------------------------------
Business Segment Net Revenues
(In thousands)                           2000           1999              1998
--------------------------------------------------------------------------------

  Comdial Convergent Communications   $67,126       $102,206          $102,800
  Comdial Enterprise Solutions         12,592         13,800             8,065
  Key Voice Technologies               21,317         34,001            25,324
  CBCC/Array                            5,373         14,495             6,965
  Inter-company elimination            (6,366)       (14,167)          (11,319)
                                     --------       --------          --------
    Net sales                        $100,042       $150,335          $131,835
                                     ========       ========          ========
--------------------------------------------------------------------------------

Business Segment Profit
(In thousands)                        2000             1999              1998
--------------------------------------------------------------------------------

Comdial Convergent Communications   $22,919          $37,892           $34,895
Comdial Enterprise Solutions          3,283            4,830             3,063
Key Voice Technologies               10,239           18,348            13,831
CBCC/Array                         (14,114)            3,711               966
                                  --------           -------            ------
  Gross profit                       22,327           64,781            52,755
Operating expenses                   56,577           52,829            44,679
Restructuring                         2,355                -                 -
Impairment of long-lived assets       7,425
  Interest expense                    2,902            1,633             1,216
Miscellaneous expense - net             932              286               565
                                   --------          -------            ------
  Income (loss) before
      income taxes                 $(47,864)         $10,033            $6,295
                                   ========          =======            ======
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
December 31,
 (In thousands)                                                    2000             1999              1998
----------------------------------------------------------------------------------------------------------
Business Segment Assets
  Comdial Convergent Communications                              $7,191          $28,662           $17,823
  Comdial Enterprise Solutions                                    6,650            7,039             1,369
  Key Voice Technologies                                          8,166           10,155             7,099
  CBCC/Array                                                     39,039           43,693            39,538
  Unallocated                                                    11,908           43,525            43,161
                                                                -------         --------          --------
   Total                                                        $72,954         $133,074          $108,990
                                                                =======         ========          ========

Business Segment Liabilities
  Comdial Convergent Communications                                $518           $2,322              $109
  Comdial Enterprise Solutions                                        -               66                 -
  Key Voice Technologies                                          1,190            2,340             1,296
  CBCC/Array                                                     15,664           15,878            14,041
  Unallocated                                                    44,067           41,860            30,913
                                                                -------          -------           -------
     Total                                                      $61,439          $62,466           $46,359
                                                                =======          =======           =======
----------------------------------------------------------------------------------------------------------
Business Segment Property, Plant and Equipment
December 31,
(In thousands)                                                     2000             1999              1998
----------------------------------------------------------------------------------------------------------
 Depreciation
  Comdial Convergent Communications                                $241             $242              $233
  Comdial Enterprise Solutions                                        5                2                 5
  Key Voice Technologies                                            251              127                99
  CBCC/Array                                                      2,926            2,894             2,411
  Unallocated                                                        43               42                56
                                                                 ------           ------            ------
      Total                                                      $3,466           $3,307            $2,804
                                                                 ======           ======            ======

 Additions
  Comdial Convergent Communications                                $143             $104              $445
  Comdial Enterprise Solutions                                        -               29                 3
  Key Voice Technologies                                            538              365               240
  CBCC/Array                                                      1,488            2,809             2,540
  Unallocated                                                       422            1,405             1,270
                                                                 ------           ------            ------
      Total                                                      $2,591           $4,712            $4,498
                                                                 ======           ======            ======

----------------------------------------------------------------------------------------------------------

Comdial had sales in excess of 10% of net sales to three customers as follows:
----------------------------------------------------------------------------------------------------------
In thousands                                                       2000             1999              1998
----------------------------------------------------------------------------------------------------------
 Sales:
    ALLTEL Supply, Inc.                                         $14,563          $24,393           $19,301
    Graybar Electric Company, Inc.                               24,683           34,750            30,415
    Sprint/North Supply , Inc.                                   16,035           25,323            24,902

 Percentage of net sales:
    ALLTEL Supply, Inc.                                              15%              16%               15%
    Graybar Electric Company, Inc.                                   25%              23%               23%
    Sprint/North Supply , Inc.                                       16%              17%               19%

Net sales of all three:
  Comdial Convergent Communications                             $49,894          $75,517           $66,483
  Comdial Enterprise Solutions                                        -                -                 -
  Key Voice Technologies                                          5,387            8,949             8,135
                                                                -------          -------           -------
    Net sales                                                   $55,281          $84,466           $74,618
                                                                =======          =======           =======

----------------------------------------------------------------------------------------------------------

NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES
          --------------------------------------

Comdial maintains its operations in material compliance with all applicable environmental, health and safety laws and regulations, including those regarding permits. Comdial began conducting annual environmental audits of its Charlottesville, Virginia facility in 1995 to assure continued compliance. Comdial's facility has two permits. The first is a connection permit to discharge wastewater to the Rivanna Water and Sewer Authority, a publicly operated treatment works. The second is an air permit exemption letter from the Virginia Department of Environmental Quality ("DEQ").

In 1988, Comdial voluntarily discontinued use of a concrete underground hydraulic oil and chlorinated solvent storage tank. In conjunction therewith, nearby soil and groundwater contamination was noted. As a result, Comdial developed a plan of remediation that was approved by the Virginia Water Control Board and later by the DEQ. DEQ has also required some assessment work of the chlorinated solvents under the underground storage tank ("UST") Program, however Comdial determined that it could expedite matters by entering the site into Virginia's Voluntary Remediation Program (the "VRP").

In October 1994, Comdial installed all required equipment in accordance with the remediation plan and started the process of pumping hydraulic oil residue from the underground water. The oil was deposited into approved containers and taken to a permitted hazardous waste storage location in accordance with the corrective action plan.

In 1999, Comdial was accepted into the VRP to start the final site characterization and closure process for the groundwater contamination. A Site Characterization Report ("SCR") required under DEQ's regulations presented the results of a site characterization of the horizontal and vertical extent of the contamination, a baseline risk assessment, and a remedial action plan. The completion of the site characterization required the construction of several new wells to determine the extent of the contamination and some additional sampling.

The Site Characterization was completed in May 2000 and the SCR was submitted to VDEQ in September 2000. VDEQ has accepted the recommendations of Comdial's consultants that the site be closed with institutional and deed restrictions. The deed restrictions would prohibit residential construction or use of the groundwater for potable water. Additionally, an L-shaped area to the rear of the manufacturing facility has an institutional control requiring the approval of VDEQ for any ventilation system installed in any building constructed within the confines of this area that would be inhabited by workers. Wells will be sampled every two years for a period of six years to determine if the remedial action of choice, natural attenuation, is achieving the desired results. If levels have declined to the satisfaction of VDEQ, the restrictions will be removed from the property. Otherwise, the long-term monitoring will continue for an additional period of time to be determined.

As of December 31, 2000, Comdial has incurred total costs of approximately $.5 million and has substantially completed the pumping process as of year-end.

Comdial sold the land and building on March 9, 2001 (See Note 19). The new owner has initiated the work to proceed with the site closure process.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)
          ------------------------------------

The quarterly financial data presented below has been restated to reflect the recognition of compensation expense associated with variable accounting for the
Company's 1992 Stock Option Plan (See Note 18).
------------------------------------------------------------------------------
In thousands except                          First               First             Second              Second
  per share amounts                         Quarter             Quarter            Quarter             Quarter
                                        (As Previously            (As          (As Previously            (As
                                           Reported)           Restated)          Reported)           Restated)
------------------------------------------------------------------------------------------------------------------
2000
    Net Sales                               $32,193             $32,193            $21,372             $21,372
    Gross profit                             13,770              13,770              4,412               4,412
    Goodwill amortization                       799                 799                798                 798
    Interest expense                            607                 607                616                 616
    Net income (loss)                           341              (2,333)            (6,658)             (4,848)
    Net earnings(loss) per
    common share: Basic                         .04                (.26)              (.72)               (.53)
                  Diluted                       .04                (.26)              (.72)               (.53)
------------------------------------------------------------------------------------------------------------------
1999
    Net Sales                               $32,589             $32,589            $36,351             $36,351
    Gross profit                             12,495              12,495             15,449              15,449
    Goodwill amortization                       784                 784                799                 799
    Interest expense                            382                 382                377                 377
    Net income                                  388                 717              1,291               1,261
    Net earnings per
    common share: Basic                        0.04                0.08               0.14                0.14
                  Diluted                      0.04                0.08               0.14                0.14
------------------------------------------------------------------------------------------------------------------
In thousands except                          Third               Third                                 Fourth
  per share amounts                         Quarter             Quarter                                Quarter
                                        (As Previously            (As
                                           Reported)           Restated)
------------------------------------------------------------------------------------------------------------------
2000
    Net Sales                               $27,021             $27,021                                $19,456
    Gross profit                              7,249               7,249                                 (3,104)
    Goodwill amortization                       799                 799                                    799
    Interest expense                            745                 745                                    934
    Net income (loss)                        (5,155)             (5,137)                               (50,946)
    Net earnings (loss) per
    common share: Basic                        (.56)               (.56)                                 (5.53)
                  Diluted                      (.56)               (.56)                                 (5.53)
------------------------------------------------------------------------------------------------------------------
                                             Third               Third             Fourth              Fourth
                                            Quarter             Quarter            Quarter             Quarter
                                        (As Previously            (As           (As Previously            (As
                                           Reported)           Restated)          Reported)           Restated)
1999
    Net Sales                               $37,960             $37,960            $43,435             $43,435
    Gross profit                             16,114              16,114             20,723              20,723
    Goodwill amortization                       798                 798                799                 799
    Interest expense                            399                 399                475                 475
    Net income                                1,834               1,824              4,341               3,541
    Net earnings per
    common share: Basic                        0.20                0.20                0.48               0.39
                  Diluted                      0.20                0.20                0.48               0.39
------------------------------------------------------------------------------------------------------------------

Previously reported quarterly information has been revised to reflect certain reclassifications. These reclassifications had no effect on previously reported consolidated net income.

During the fourth quarter of 2000, Comdial began to implement its restructuring plan and recognized $2.4 million in restructuring charges and additional charges of $7.4 relating to the impairment of long-lived assets including goodwill, as well as other write-offs as discussed in Note 16.

NOTE 15.  RESTRUCTURING
          -------------

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors during the fourth quarter of 2000.

Significant terms of the restructuring plan ("Plan") included outsourcing the manufacturing operations and thereby significantly downsizing the workforce. In addition, the Company is moving its corporate headquarters to Florida where its wholly owned subsidiary Key Voice Technologies is located. This impacts the administrative, finance, information technology, and sales and marketing departments. Pursuant to the Plan, 152 employees were laid off effective December 15, 2000; another 222 employees were notified as of December 28, 2000 that their positions would be eliminated in fiscal 2001.

As of December 31, 2000, Comdial accrued severance and related benefits in the amount of $2.4 million related to the Plan. These amounts are included in accrued payroll and related expenses in the accompanying consolidated financial statements. No amounts for severance related to the restructuring plan have been paid out during fiscal year 2000.

NOTE 16. IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

In the fourth quarter of 2000, Comdial recorded asset impairments and write-offs, including goodwill, of $7.4 million. Asset impairments of $0.3 million were required to write-down the net book value of the manufacturing equipment that is expected to be disposed of during the first half of fiscal 2001 as a result of the outsourcing of a certain portion of the Company's manufacturing operations. The asset impairment was measured by the excess of the carrying value of the assets over the fair value of the assets. Fair value of the assets was determined by independent appraisals and quoted market prices.

In addition, $3.9 million of purchased software that will no longer be utilized due to the downsizing was written off. Other write-offs consisted of capitalized software development costs in the amount of $0.4 million related to discontinued products. The write-off of these assets was based on an analysis of the projected undiscounted cash flows as compared to the carrying value of these assets.

In March 2000, the Company sold the assets of its wholly owned subsidiary, Array. Pursuant to the sale of the assets, the Company licensed its technology to ePHONE. The Company is to receive royalty fees based on certain gross sales over a five-year period. The Company determined that the present value of the future cash flows related to the licensing agreement was less than the carrying value of the goodwill. Accordingly, the Company recorded a $2.8 million write-off of goodwill.

NOTE 17. RECLASSIFICATIONS
         -----------------

During fiscal 2000, The Company began recording installation costs as a cost of goods sold rather than as selling, general & administrative costs as was done in previous years. Also in 2000, the Company began recording repair revenue and related costs on a gross basis rather than on a net basis as was done in previous years. Prior to 2000, repair services revenue, net of expenses, was recorded as a selling, general and administrative cost.

The Company has reclassified the above referenced amounts in the 1999 and 1998 consolidated financial statements so as to conform to the 2000 presentation. This resulted in net sales increasing $2.4 million and $2.9 million for 1999 and

1998, respectively. Cost of goods sold was increased by $3.2 million and $3.5 million for 1999 and 1998, respectively. Selling, general and administrative costs decreased by $0.8 million and $0.6 million for 1999 and 1998, respectively. These reclassifications had no effect on operating or net income.

NOTE 18.   RESTATEMENT
           -----------

Subsequent to the issuance of the Company's consolidated financial statements for the period ended December 31, 1999, management determined that the 1992 Incentive Stock Option Plan ("Plan"), which had previously been accounted for as a fixed plan, had certain features, which permitted option recipients to tender shares as partial or full consideration of the exercise price, that caused the Plan to be a variable plan. Under the fixed plan accounting, no compensation expense was recognized for options granted to employees. Under variable plan accounting, compensation expense is measured as of each reporting date, as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price and is recognized over the options' vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. As a result, the 1999 and 1998 consolidated financial statements contained herein have been restated from amounts previously reported to account for the stock option plan as a variable plan.

A summary of the significant effects of the restatements on the 1999 and 1998 financial statements and on the beginning stockholders' equity as of January 1, 1998 is as follows:



                                                     December 31, 1999
                                                     -----------------

                                         As Previously
                                           Reported               As Restated
                                           --------               -----------

As of December 31, 1999
------------------------
Accrued payroll and related
  expenses                                 $  2,652                 $  3,652
Paid-in-capital                             116,535                  119,199
Accumulated deficit                         (43,781)                 (47,445)
Total stockholders' equity                   71,608                   70,608

For the year ended December 31, 1999:
-------------------------------------
Selling, general & administrative
  expenses                                   40,229                   40,740
Net income applicable to common stock         7,854                    7,343
Earnings per share:
         Basic                                $0.88                    $0.82
         Diluted                              $0.87                    $0.82


                                         As Previously
                                           Reported                As Restated
                                           --------                -----------

As of December 31, 1998
------------------------
Paid-in-capital                            $115,950                  $118,573
Accumulated deficit                         (51,635)                  (54,788)
Total stockholders' equity                   63,161                    62,631

For the year ended December 31, 1998:
-------------------------------------
Selling, general & administrative
  expenses                                   34,034                    34,156
Net income applicable to common stock        17,154                    17,032
Earnings per share:
         Basic                                $1.94                     $1.93
         Diluted                              $1.89                     $1.88

As of January 1, 1998
---------------------
Paid-in-capital                             114,575                   116,840
Accumulated deficit                         (68,789)                  (71,820)
Total stockholders' equity                   44,835                    44,069

The above referenced restated amounts for selling, general & administrative expenses are exclusive of certain reclassifications made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation (See Note
17).

NOTE 19.  SUBSEQUENT EVENT
          ----------------

The Company sold its facility in Charlottesville, Virginia on March 9, 2001 for $11.4 million. A payment of $3.0 million was made on the closing date with the remaining balance due by June 1, 2001. Comdial is leasing a portion of the building from the closing date through August 30, 2003 for low volume board production, light assembly, engineering, and technical services functions. The Company estimates it will recognize a gain of approximately $4.0 million from the sale. A portion of the proceeds of the sale will be used to pay down the outstanding balance of the Term Loan (see Note 6).


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Part III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption "Election of Directors" and "Executive Officers of Comdial" of Comdial's definitive proxy statement for the annual meeting of stockholders.

ITEM 11.  Executive Compensation

Executive compensation and management transactions information is incorporated by reference under the caption "Executive Compensation" of Comdial's definitive proxy statement for the annual meeting of stockholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      Information is incorporated by reference under the captions "Securities Ownership of Certain Beneficial Owners and Management" of Comdial's definitive proxy statement for the annual meeting of stockholders.

ITEM 13.  Certain Relationships and Related Transactions

      Information is incorporated by reference under the caption "Family Relationships" and "Certain Relationships and Related Transactions" of Comdial's definitive proxy statement for the annual meeting of stockholders.

Part IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)
1. Audited Consolidated Financial Statements of Comdial Corporation and its Subsidiaries

             Independent Auditors' Report

             Financial Statements:
             Consolidated Balance Sheets -
               December 31, 2000 and 1999 (As restated)
             Consolidated Statements of Operations -
               Years ended December 31, 2000, 1999 (As restated), and 1998 (As restated)
             Consolidated Statements of Stockholders' Equity -
               Years ended December 31, 2000, 1999 (As restated), and 1998 (As restated)
             Consolidated Statements of Cash Flows -
               Years ended December 31, 2000, 1999 (As restated), and 1998 (As restated)
             Notes to Consolidated Financial Statements -
               Years ended December 31, 2000, 1999, and 1998

2.      Financial Statements - Supplemental Schedules:

           Schedule II - Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

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

              10.11 The Registrant's Executive Severance Plan dated August 31, 1995. (Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 1995.)*

              10.12 Amendment No. 1 to the Registrant's Executive Severance Plan dated July 31, 1997. (Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.13 Development and Purchase Agreement dated February 21, 1997 among Registrant and Harris Corporation. (Exhibit 10.20 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.14 FastCall Purchase Agreement dated December 31, 1997 among Aurora Systems, Inc. and Spanlink Communications, Inc. (Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 1997.)*

              10.15 Asset Purchase Agreement dated July 14, 1998 among the Registrant and Array Telecom Inc. and Array Systems Computing Inc. (Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 28, 1998.)*

              10.16 Second Amendment to Comdial's 401(k) Plan dated November 29, 1998. (Exhibit 10.25 to Registrant's Form 10-K for the year ended December 31, 1998.)*

              10.17 Third Amendment to Comdial's 401(k) Plan dated February 8, 1999.(Exhibit 10.17 to Registrant's Form 10-K for the year ended December 31, 1999)*

              10.18 Credit Agreement dated October 22, 1998 among Registrant and NationsBank, N.A. (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 1998.)*

              10.19  Comdial's  Retirement  Benefit  Restoration  Plan  (Exhibit
                     10.19 to Registrant's Form 10-K for the year ended December 31, 1999)*

              10.20 Strategic Alliance Agreement dated March 31, 2000 between the Registrant and ePHONE Telecom, Inc. (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 2,
                     2000)*

              10.21 Patent License Agreement dated March 17, 2000 between the Registrant and Lucent Technologies GRL Corporation (Exhibit
                     10.2 to Registrant's Form 10-Q for the quarter ended April 2, 2000)*

              10.22 Amendment No. 5 to the Registrant's 1992 Stock Incentive Plan (Exhibit 99.1 to Registrant's Form S-8 dated November 15, 2000)*

              10.23  Amended and Restated  Credit  Agreement  dated November 22,
                     2000

              10.24 Agreement of Sale and Purchase dated March 9, 2001 between the Registrant and Seminole Trail Properties, LLC (Exhibit
                     3.1 to Registrant's Form 8-K filed March 26, 2001)*

              10.25  Deed of Lease dated March 9, 2001  between  Seminole  Trail
                     Properties,   LLC  and  the  Registrant  (Exhibit  10.1  to
                     Registrant's Form 8-K filed March 26, 2001)*

              10.26  Amended and Restated Credit Agreement dated April 10, 2001


------------------------
*  Incorporated by reference herein.

              (11)   Schedule of Computation of Earnings Per Common Share


              (21)   Subsidiaries of the Registrant

                     The following are the subsidiaries of the Registrant and all are incorporated in the state of Delaware, except as otherwise indicated:

                      American Phone Centers, Inc.
                      American Telecommunications Corporation
                      Array Telecom Corporation
                      Aurora Systems, Inc.
                      Comdial Business Communications Corporation
                      Comdial Consumer Communications Corporation
                      Comdial Custom Manufacturing, Inc.
                      Comdial Enterprise Systems, Inc.
                      Comdial Real Estate Co., Inc.(incorporated in the State
                         of Maryland)
                      Comdial Technology Corporation
                      Comdial Telecommunications, Inc.
                      Comdial Telecommunications International, Inc.
                      Comdial Video Telephony, Inc.
                      Key Voice Technologies, Inc.
                      Telecom Technologies Inc. (formerly known as Scott
                         Technologies Corporation)

              (23)   Independent Auditors' Consent

              (24)   Power of Attorney




(b)      Reports on Form 8-K:

  The Registrant has filed the following report on Form 8-K during the fourth quarter of the year ending December 31, 2000:
  Form 8-K dated October 5, 2000:
      Item 5. Other Events - Waiver of credit agreement covenant and appointment of Nick Branica as President and Chief Executive Officer.
      Item 7. Financial Statements and Exhibits - Exhibit 10.1 Conditional Waiver Agreement and Exhibit 10.2 Press release relating to appointment of Nick Branica as President and Chief Executive Officer of Comdial Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2001.

                               COMDIAL CORPORATION

                              By:\s\ Paul K. Suijk
                                 ----------------------------------
                                  Paul K. Suijk
                                  Senior Vice President and
                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date
---------                           -----                     ----

        *                          Director               April 17, 2001
--------------------
 Robert P. Collins

        *                          Director               April 17, 2001
--------------------
 Barbara J. Dreyer

        *                          Director               April 17, 2001
--------------------
 John W. Rosenblum

        *                          Director               April 17, 2001
--------------------
 Robert E. Spekman

        *                          Director               April 17, 2001
--------------------
 Nickolas A. Branica

        *                    Chairman of the Board        April 17, 2001
--------------------
 Dianne C. Walker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
COMDIAL CORPORATION
DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                        COL. C                   COL. D               COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                            Balance at            Charged to        Charged to                           Balance at
                                             Beginning            Costs and      Other Accounts -   Deductions -           End of
               Description                   of Period             Expenses          Describe         Describe             Period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000:

  Deducted from asset accounts:
     Allowance for doubtful accounts             $302                 $2,793                             ($261)*            $2,834
     Reserve for sales returns                    418                  2,029                                 -               2,447
     Reserve for obsolescence                   3,239                  3,734                            (1,618)**            5,355
                                          -----------------------------------                   -----------------------------------
                        Total                  $3,959                 $8,556                           ($1,879)            $10,636
                                          ===================================                   ===================================

Year Ended December 31, 1999:

  Deducted from asset accounts:
     Allowance for doubtful accounts             $198                   $194                               (90)*              $302
     Reserve for sales returns                    401                     17                                 -                 418
     Reserve for obsolescence                   3,362                    487                              (610)**            3,239
                                          -----------------------------------                   -----------------------------------
                        Total                  $3,961                   $698                             ($700)             $3,959
                                          ===================================                   ===================================

Year Ended December 31, 1998:

  Deducted from asset accounts:
     Allowance for doubtful accounts              $78                   $188                               (68)*              $198
     Reserve for sales returns                    213                    188                                 -                 401
     Reserve for obsolescence                   2,482                  2,286                            (1,406)**            3,362
                                          -----------------------------------                   -----------------------------------
                        Total                  $2,773                 $2,662                           ($1,474)             $3,961
                                          ===================================                   ===================================


 * Writeoff uncollectable accounts
** Writeoff obsolete inventory