Form 10-Q
period 2001-03-31
COMDIAL CORP
filed 2001-05-17
CIK 230131

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                  -------------

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from_________ to_________

                         Commission file number: 0-9023

                               COMDIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                               94-2443673
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification Number)



                   106 Cattlemen Road, Sarasota, Florida 34232
               (Address of principal executive offices) (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 9,196,509 common shares as of

                                  May 17, 2001

                      COMDIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                            PAGE



PART I - FINANCIAL INFORMATION


  ITEM 1:  Financial Statements


           Consolidated Statements of Operations
           for the Three Months ended
           March 31, 2001 and April 2, 2000
           (as restated)                                                      3

           Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000                               4

           Consolidated Statements of Cash Flows
           for the Three Months ended
           March 31, 2001 and April 2, 2000
           (as restated)                                                      5

           Notes to Consolidated Financial Statements                         6


  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     12

  ITEM 3.  Quantitative and Qualitative Disclosures
           about Market Risks                                                15

PART II - OTHER INFORMATION


  ITEM 6:  Exhibits and Reports on Form 8-K                                  16

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


         Consolidated Statements of Operations - (Unaudited)

-----------------------------------------------------------
                                        Three Months Ended
                                                  (As restated
                                                   see Note A)
                                        March 31,    April 2,
In thousands except per share amounts     2001        2000
------------------------------------------------------------
Net sales                               $19,482      $32,193
Cost of goods sold                       10,312       18,423
------------------------------------------------------------
  Gross profit                            9,170       13,770

Operating expenses
  Selling, general & administrative       10,205      12,980
  Engineering, research
    & development                         1,990        1,697
  Goodwill amortization expense             671          799
------------------------------------------------------------
Total operating expenses                 12,866       15,476
------------------------------------------------------------
 Operating loss                          (3,696)      (1,706)

Other expense (income)
  Interest expense, net                     690          607
  Gain on sale and leaseback of property (3,201)          -
Miscellaneous expenses (income) net         (95)          31
------------------------------------------------------------
Loss before income taxes                 (1,090)      (2,344)
Income tax benefit                          -             11
------------------------------------------------------------
Net loss                                ($1,090)     ($2,333)
============================================================


Earnings per share:
  Basic                                  ($0.12)      ($0.26)
  Diluted                                ($0.12)      ($0.26)

Weighted average shares outstanding:
  Basic                                   9,215        9,099
  Diluted                                 9,215        9,099


The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets


                                                 March 31,   December 31,
In thousands except par value                     2001         2000
                                               (Unaudited)      *
------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents                     $343         $2,428
    Accounts receivable - net (less allowance
      for doubtful accounts:
      2001 - $3,123; 2000 - $2,834)             18,223         13,829
    Note receivable                              8,400            -
    Inventories                                 14,468         15,431
    Prepaid expenses and other current
      assets                                     3,546          3,240
----------------------------------------------------------------------
      Total current assets                      44,980         34,928

  Property - net                                 9,476         16,684
  Goodwill                                       4,645          5,276
  Other assets                                  15,380         16,066
----------------------------------------------------------------------
      Total assets                             $74,481        $72,954
======================================================================
----------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                           $12,779         $7,522
    Accrued payroll and related expenses         4,008          4,391
    Other accrued liabilities                    4,150          3,894
    Current maturities of debt                  33,196         24,848
----------------------------------------------------------------------
      Total current liabilities                 54,133         40,655

  Long-term debt                                 2,309         13,561
  Net deferred tax liability                     2,266          2,266
  Other long-term liabilities                    5,348          4,957
----------------------------------------------------------------------
      Total liabilities                         64,056         61,439

----------------------------------------------------------------------

  Stockholders' equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2001 - 9,197;
      2000 - 9,197)                                 93             93
    Additional paid in capital                 123,427        123,427
    Treasury Stock                              (1,296)        (1,296)
    Accumulated deficit                       (111,799)      (110,709)
----------------------------------------------------------------------
      Total stockholders' equity                10,425         11,515
      Total liabilities and stockholders'
        equity                                 $74,481        $72,954
======================================================================
* Condensed from audited financial statements

 The accompanying notes are an integral part of these financial statements.

 COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

                                                           Three Months Ended
                                                                    (As restated
                                                                     see Note A)
                                                         March 31,      April 2,
In thousands                                               2001          2000
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                              ($1,090)       ($2,333)
  Adjustments to reconcile net loss to operating
   cash flows
   Depreciation and amortization                            2,542        2,620
   Bad debts expense                                          220          519
   Stock Compensation                                         -          2,674
   Inventory provision                                        104           51
   Deferred tax provision                                     -           (944)
   Gain on sale/leaseback of property                      (3,201)         -
  Changes in working capital components:
   (Increase) decrease in accounts receivable              (4,614)       6,012
   (Increase) decrease in inventory                           859       (2,768)
   Increase in other assets                                  (714)      (2,548)
   Increase (decrease) in accounts payable                  5,257       (2,904)
   Increase (decrease) in other liabilities                (1,892)       1,327
   Increase in other equity                                   -            243
------------------------------------------------------------------------------
Net cash  provided by (used in)  operating  activities     (2,529)       1,949
Cash flows from investing activities:
  Proceeds received from sale of ePHONE assets                -            648
  Proceeds from the sale and leaseback of property          3,382            1
  Capital expenditures                                        (34)      (1,227)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing  activities        3,348         (578)
Cash flows from financing activities:
  Net repayments under revolver agreement                  (2,904)      (3,473)
  Proceeds from issuance of common stock                      -          2,129
  Principal payments on capital lease
    obligations                                               -            (45)
-------------------------------------------------------------------------------
    Net cash used in financing activities                  (2,904)      (1,389)
-------------------------------------------------------------------------------
Net decrease in cash
 and cash equivalents                                      (2,085)         (18)
-------------------------------------------------------------------------------
Cash and cash equivalents at
  beginning of period                                       2,428        1,917
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   343       $1,899
===============================================================================

---------------------------------------------------------------------------
Supplemental information - Cash paid during
the period for:
 Income taxes                                             $  -          $   54
 Interest                                                    815           495
-------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing
and Financing Activities:
Promissory note issued for sale and leaseback
of property                                               $ 8,400       $   -
===============================================================================
The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31,2001 - (Unaudited)

Note A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1999 management determined that the 1992 Incentive Stock Option Plan which had been previously accounted for as a fixed plan, had certain features, or lack of features, that caused the Plan to be a variable plan. Under the fixed plan accounting, no compensation expense was recognized for options granted to employees. Under variable plan accounting, compensation expense is measured as of each reporting date, as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price and is recognized over the options' vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. As a result, the consolidated financial statements as of and for the three months ended April 2,2000, contained herein have been restated from amounts previously reported to account for the stock option plan as a variable plan. In March 2001, the Company amended certain features of the Plan to cause the Plan to be accounted for as a fixed plan.

A summary of the significant effects of the restatement on the results of operations for the three months ended April 2, 2000 is as follows:



--------------------------------------------------------------------------------
                                                 As Previously
                                                   Reported          As Restated
In  thousands,  except  earnings  per share
--------------------------------------------------------------------------------
For the three months ended April 2, 2000:
  Net sales                                         $32,193            $32,193
  Cost of goods sold                                 18,423             18,423
  Selling General, & Administrative                  10,471             12,980
  Income tax expense                                     11                 11
  Net income (loss)                                     341             (2,333)
  Earnings(loss) per share:  basic and diluted         0.04              (0.26)

Previously  reported  financial  information for the three months ended April 2,
2000   has  been   revised   to   reflect   certain   reclassifications.   These
reclassifications had no effect on previously reported consolidated net income.

NOTE B.  SALE/LEASEBACK MANUFACTURING FACILITY

        On March 9, 2001, Comdial sold its Charlottesville, Virginia, headquarters and manufacturing facility located at 1180 Seminole Trail, Charlottesville, Virginia, to Seminole Trail Properties, LLC ("STP"). The purchase price for the property was $11.4 million. Of this total, $3.0 million was paid by STP in cash, with the balance evidenced by a promissory note made by STP to Comdial in the original principal amount of $8.4 million. The note is due and payable on June 1, 2001 and is secured by the property. The interest rate on the note is 14.0%. In the event STP defaults in payment of the note, the principal amount of the note will increase by $1.0 million, and the interest rate on the note will increase to 17%.

Comdial is leasing back a portion of the facility from the closing date through August 30,2003, for low volume board production, light assembly, engineering, and technical services functions. Over a three year period, lease payment obligations total $2.6 million. The total gain on the sale of the facility amounted to $5.1 million. In accordance with Statements of Financial Accounting Standards ("SFAS") No. 13 and No. 98 ("Accounting for Leases"), for the three months ended March 31, 2001, the Company has recognized a gain of $2.9 million which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and will be amortized over three years, the term of the lease, as an offset to rent expense.

The note has been pledged to Bank of America, N.A. as part of the collateral under the Amended and Restated Credit Agreement dated November 22, 2000.



Note C.  SALE OF ARRAY ASSETS

     On March 31, 2000, Array Telecom Corporation ("Array"), a wholly-owned subsidiary of Comdial, and Comdial entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. ("ePHONE"). Pursuant to the agreement, Array sold its fixed assets, the 3000 family of products, and licensed its technology for a five-year term to ePHONE. Comdial allowed ePHONE to utilize the name "Array" and will provide ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million and will pay royalty fees to Comdial based on certain gross sales over a five-year period. Comdial is recognizing the $2.7 million less costs associated with the transaction and any proceeds received for the assets sold to ePHONE into income over a five-year period from the date of closing. For the quarter ended March 31, 2001, income of $95,000 was recognized as miscellaneous income related to the amortization of the deferred revenues and $45,000 was recognized as licensing fees.

Note D. INVENTORIES

       Inventories consist of the following:
-----------------------------------------------------------------
                                      March 31,     December 31,
In thousands                            2001           2000
-----------------------------------------------------------------
  Finished goods                        $7,258       $ 7,064
  Work-in-process                          209            80
  Materials and supplies                 7,001         8,287
                                        ------        ------
     Total                             $14,468       $15,431
                                       =======       =======
-----------------------------------------------------------------

Comdial provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management's estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of March 31, 2001 and December 31, 2000 which is $0.7 million and $1.2 million, respectively.


Note E:  Long-Term Debt

     In the fourth quarter of 2000, the credit agreement entered into between Comdial and Bank of America, N.A. ("Bank of America") was amended and restated. The Amended and Restated Credit Agreement (the "Credit Agreement") provides Comdial with a $21.5 million revolving credit note ("the Revolver"), of which $5 million is a letter of credit sub facility, and an $18.5 million term loan (the "Term Loan"). Long-term debt consists of the following:

-----------------------------------------------------------------
                                      March 31,     December 31,
In thousands                            2001           2000
-----------------------------------------------------------------
  Revolver (1)                         $16,500        $16,624
  Term Loan (1)                         15,720         18,500
  Capital leases (2)                     3,285          3,285
                                        ------          -----
    Total debt                          35,505         38,409
  Less current maturities on debt       33,196         24,848
                                        ------         ------
    Total long-term debt               $ 2,309        $13,561
                                       =======        =======
-----------------------------------------------------------------


(1) Both the Revolver and the Term Loan, made pursuant to the Credit Agreement with Bank of America, carried an interest rate based on the LIBOR daily rate plus a 300 basis point margin. As of March 31, 2001 and April 2, 2000, Comdial's borrowing rates were 8.08% and 6.88%, respectively, which includes the additional applicable margins of 3.00% for March 31, 2001 and 0.75% for April 2, 2000.

       Comdial can use the Revolver with Bank of America for working capital and for other general corporate purposes.

       The Term Note with Bank of America required the following principal payments: $2.5 million by June 30, 2001; $2.5 million by September 30, 2001; $2.5 million by December 31, 2001; and the balance of $11.0 million by March 31, 2002. As a result of these maturity dates, all of this debt is classified as current in the accompanying consolidated balance sheet. The proceeds from any assets sales are required to be applied against the Term Loan, and any such repayments will be applied against the required principal payments as detailed in the Credit Agreement. Comdial may prepay the loan, in whole or in part, at any time without premium or penalty.


       Comdial's indebtedness to Bank of America is secured by liens on all of Comdial's properties and assets. The Credit Agreement with Bank of America contains certain financial covenants that relate to specified levels of consolidated net worth, other financial ratios and limitations on capital expenditures and contains certain cross-default provisions.


         Subsequent to the end of the fiscal quarter ended March 31, 2001, Comdial and Bank of America further amended the Credit Agreement as stipulated in the letter agreement (the "Letter Agreement") dated April 10, 2001. During the first quarter of 2001 and until the Amendment, the Company was in default under the Credit Agreement. In addition to other terms, the Letter Agreement contained the following changes to the Credit Agreement: (1) eliminated the requirement for the $1.5 million commitment reduction under the Revolver scheduled for March 31, 2001 such that the Revolver Commitment will remain at $16.5 million subject to collateral requirements; (2) permitted Comdial to over-advance in addition to available collateral the Revolver in an amount not to exceed $3.0 million through September 30, 2001, $2.5 million through October 31, 2001, and $500,000 through November 30, 2001, and reducing to zero by December 31, 2001; (3) changed the principal payment due under the Term Loan on September 30, 2001 to an amount necessary to reduce the Term Loan balance to $5 million as of September 30, 2001 and (4) increased the interest rate from LIBOR + 3% to Prime + 3%. The Letter Agreement also provided for the waiver of certain anticipated covenant violations and certain modifications to those covenant calculations.


 (2) Capital leases are with various financing entities and are payable based on the terms of each individual lease. See Note H.



Note F.  LOSS PER SHARE

       Basic Loss Per Share ("EPS") for the three month periods presented was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net loss by the weighted average number of common shares outstanding. Due to their antidilutive effect, outstanding stock options have been excluded from the calculation of EPS.

   Unexercised options to purchase 1,318,545 and 852,971 shares of common stock for the three months ended March 31, 2001 and April 2, 2000, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

The following table discloses the quarterly information for the three months ended March 31, 2001 and April 2, 2000.

   ---------------------------------------------------------------------------
                                                     Three Months Ended
                                                                 (As Restated-
                                                  March 31,        See Note A)
   In thousands except per share data               2001          April 2, 2000
   --------------------------------------------------------------------------
   Basic:
   Net loss                                        ($1,090)           ($2,333)
                                                   --------------------------
   Weighted average number of common
    shares outstanding during the period             9,197              9,082
   Add - Deferred shares                                18                 17
                                                     ------------------------
   Weighted average number of shares used in cal-
    culation of basic earnings per common share      9,215              9,099
                                                     ------------------------

   Basic EPS                                        ($0.12)            ($0.26)
                                                    =========================
   Diluted:
   Net loss                                        ($1,090)           ($2,333)
   Weighted average number of shares used in cal-
    culation of basic earnings per common share      9,215              9,099
   Effect of dilutive stock option                     -                   -
                                                    -------------------------

   Weighted average number of shares used in cal-
    culation of basic earnings per common share      9,215              9,099
                                                     ------------------------

  Diluted EPS                                       ($0.12)            ($0.26)

During the three months ended March 31, 2001, no stock options were exercised. During the three months ended April 2, 2000, 257,655 options were exercised at a weighted average exercise price of $8.18.


 G.  SEGMENT INFORMATION

       During the first three months of 2001 and 2000, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

         In 2001, pursuant to the Restructuring Plan, Comdial discontinued the prior organization and changed from Strategic Business Unit ("SBU") segments which were defined as Comdial Convergent Communications Corporation, Comdial Enterprise Solutions, Inc., Key Voice Technologies and Comdial Business Communications Corporation and Array. The consolidation of these business units resulted in the organization of product segments to correspond with industry background of primary business and product offerings which fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice messaging systems,(3) computer telephony integration ("CTI") applications and other. Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified to the gross profit level for each segment. These three product segments comprise substantially all of Comdial's sales to the telecommunications market.

         The Voice Switching Systems ("Switching") Segment is comprised of products such as Impact(TM), Impact Digital Expandable Systems("DXP(TM)"), DXP(TM) Plus and the open digital switching platforms known as the "FX Series." The DX-80(TM), Comdial's new small key system, is a significant addition to this segment. Introduced in the first quarter of 2001, the DX-80(TM) provides advanced features at a competitive price. The products are sold either through various supply house channels, which in turn sell to various dealers that sell and install Comdial products, or direct to dealers.

         The Voice Messaging Systems ("Messaging") segment is comprised of voice-mail auto-attendant systems such as the Small Office(R) and Corporate
Office(R), and unified messaging systems such as our Interchange(TM) product. The enterprise voice processing products range in size from 2 to 64 ports on a single hardware platform. The voice messaging products are sold direct to dealers and through supply houses.

         The CTI and Other segment is comprised of products that work in connection with Comdial's switching and messaging products. CTI applications incorporate voice messaging and voice processing products with advanced computer technology and/or internet applications. This segment also includes Comdial's vertical market products such as Impact(TM) Attendant and Corporate Call(TM) (client/server applications that enable the user to handle calls from their desktop computer), Concierge(TM), a server based application that customizes call handling and messaging for the hospitality industry, and Avalon(TM), another server based application designed for the assisted living market.

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

    Unallocated assets include such items as cash, note receivable, deferred tax assets, other miscellaneous assets, and goodwill. Unallocated capital expenditures and depreciation relate primarily to shared services assets. Unallocated liabilities include such items as accounts payable, debt, leases, deferred tax liabilities, and most other liabilities that do not relate to sales.

    The following tables show segment information for the periods ended March 31, 2001 and April 2, 2000.

--------------------------------------------------------------------------
                                       March 31,                  April 2,
(In thousands)                            2001                      2000
--------------------------------------------------------------------------
Business Segment Net Revenue
  Switching                            $12,502                     $19,531
  Messaging                              4,279                       9,181
  CTI & Other                            2,701                       3,481
                                       -------                     -------
    Net sales                          $19,482                     $32,193
                                       =======                     =======


Business Segment Profit
  Switching                             $5,214                      $8,399
  Messaging                              1,963                       4,590
  CTI & Other                            1,993                         781
                                       -------                     -------
    Gross profit                         9,170                      13,770
  Operating expenses                    12,866                      15,476
  Interest expense, net                    690                         607
  Miscellaneous expense - net              (95)                         31
  Gain on sale of assets                (3,201)                       -
                                       -------                     -------
    Income(loss) before income taxes   ($1,090)                    ($2,344)
                                       =======                     =======

                                        March 31,                December 31,
 (In thousands)                           2001                      2000
----------------------------------------------------------------------------
Business Segment Assets
  Switching                            $44,280                     $47,985
  Messaging                              6,796                       7,129
  CTI & Other                            9,068                       8,468
  Unallocated                           14,337                       9,372
                                       -------                     -------
      Total                            $74,481                     $72,954
                                       =======                     =======

Business Segment Liabilities
  Switching                             $5,381                     $ 5,642
  Messaging                              1,723                       2,711

  CTI & Other                            1,101                         995
  Unallocated                           55,851                      52,091
                                       -------                     -------
      Total                            $64,056                     $61,439
                                       =======                     =======


--------------------------------------------------------------------------
                                       March 31,                 April 2,
(Dollars in thousands)                   2001                     2000
--------------------------------------------------------------------------
Business Segment Property, Plant and Equipment
  Depreciation
    Switching                          $   442                     $   439
    Messaging                               58                          40
    CTI & Other                             90                          77
    Unallocated                            227                         222
                                       -------                     -------
      Total                            $   817                     $   778
                                       =======                     =======
  Additions
    Switching                          $  -                        $   248
    Messaging                               34                         451
    CTI & Other                                                         36
    Unallocated                           -                             80
                                       -------                     -------
      Total                            $    34                     $   815
                                       =======                     =======
---------------------------------------------------------------------------


Note H.  COMMITMENTS AND CONTINGENT LIABILITIES

    The Company has a Master Lease Agreement ("Agreement") with Relational Funding Corporation ("RFC"). This Agreement covers certain leases related to the J.D. Edwards software implementation and hardware for IT related purposes. In January 2001, the Company met with RFC to discuss amending the payment schedule under the Agreement. On February 7, 2001, RFC provided the Company with a letter, that among other things, modified the payment schedule under the Agreement and set June 2001 as the time for the Company and RFC to meet to discuss a go forward schedule on resumption of payments per the terms of the Agreement. The Company has met the obligations set forth in RFC's February 7, 2001 letter. On April 27, 2001, the Company received a notice of default from RFC. Pursuant to the default notice, RFC has purported to terminate the Company's leasehold rights and declare a "Casualty Value" of approximately $6.0 million as due and payable. The Company does not believe it is in default and hence is vigorously disputing the RFC notice of default based on its letter agreement dated February 7, 2001. The Company has notified RFC of this dispute.


As of March 31, 2001, the Company has reflected $3.2 million in capital lease obligations to RFC ($975,000 of which is classified as a current liability and the balance as long term). The balance due to RFC of $2.8 million is not reflected on the Company's balance sheet as the leases are operating leases. The Company is in discussions with RFC regarding further modifications to the payment schedule of the Agreement. The Company believes it will be able to reach agreement with RFC regarding retraction of the notice of default and modified payment terms under the Agreement, however, no assurance can be given that RFC will agree to either of these matters.

NOTE I. RESTRUCTURING

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000.

Significant terms of the restructuring plan ("Plan") included outsourcing the manufacturing operations, reducing the workforce and selling the headquarters and manufacturing facility. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000; another 222 employees were notified as of December 28, 2000 that their positions would be eliminated in fiscal 2001. The employees to be terminated were part of the manufacturing function and related G & A positions in Charlottesville, Virginia.

As of December 31, 2000, Comdial accrued severance and related benefits in the amount of $2.4 million related to the Plan. During the three months ended March 31, 2001 the Company made cash severance payments of $1.7 million and has a remaining obligation of $0.7 million related to severance and related benefits, which will be paid during the remainder of 2001. These amounts are included in accrued payroll and related expenses in the March 31, 2001 accompanying consolidated financial statements. No additional amounts for severance related to the restructuring plan have been accrued for during the three months ended March 31, 2001.




NOTE J.  SUBSEQUENT EVENTS

         On May 4, 2001, the Company sold certain assets of its subsidiary American Phone Centers ("APC") for $1.4 million. Included in the sale were the following assets: inventory, equipment, excess and discontinued products and certain intellectual property rights associated with APC. The Company received $250,000 in cash on May 4, 2001 and a Promissory Note for $1,150,000 payable on June 4, 2001. In addition, 53 employees will become employees of the Buyer. The Company and the Buyer entered into two (2) ancillary agreements related to repair of products and the sale of discontinued products. The Repair Agreement authorizes the Buyer to do certain non-warranty repair work on Comdial products. Under the Discontinued Product Agreement, the Buyer is authorized to sell certain discontinued Comdial products.



                      COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 2001 reporting basis (see Note A to the Consolidated Financial Statements). Comdial is a Delaware corporation based in Sarasota, Florida. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") in the National Market(R) under the symbol, CMDL.


       Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2000, management determined that the 1992 Incentive Stock Option Plan which had been previously accounted for as a fixed plan, had certain features, or lack of features, that caused the Plan to be a variable plan. As a result, the 2000 consolidated financial statements have been restated from amounts previously reported to account for the options granted to employees under the Plan as variable awards.

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and commenced implementation during the fourth quarter of 2000. Significant terms of the restructuring plan included outsourcing the manufacturing operations, reducing the workforce and selling the headquarters and manufacturing facility.

Revenue and Earnings

   First Quarter 2001 vs. 2000

       Comdial's net sales decreased by 39% for the first quarter of 2001 to $19.5 million, compared with $32.2 million in the restated first quarter of 2000. This decrease was primarily attributable to the general economic uncertainties causing a market contraction and the continued efforts to decrease inventory levels at the supply houses.

       Gross profit decreased by 33% for the first quarter of 2001 to $9.2 million, compared with $13.8 million in the first quarter of 2000 due to the decrease in sales described above. Gross profit ,as a percentage of sales, increased from 43% for the first quarter of 2000 to 47% for the same period of 2001. This increase was primarily due to the savings generated from the redefined product line as well as to cost savings achieved due to outsourcing. In the first quarter of 2001, Comdial entered into two separate agreements to outsource manufacturing in order to reduce manufacturing costs. In January 2001, Comdial entered into an agreement with an overseas manufacturer to produce the DX-80, a small key system. In February 2001, Comdial entered into an agreement with a domestic manufacturer to outsource the majority of the other manufacturing operations.

      Selling, general and administrative expenses decreased for the first quarter of 2001 by 21% to $10.2 million, compared with $13.0 million in the first quarter of 2000. This decrease resulted from downsizing of the work force of the Company and relocating the administration headquarters operations for Comdial to the facility in Sarasota. The consolidation of administrative, information technology, finance and sales and marketing functions created a more efficient use of corporate infrastructure and eliminated redundant costs. Further cost reductions are expected in the second half of 2001 when additional employees will reach their previously communicated severance date.

         Engineering, research and development expenses for the first quarter of 2001 increased by 17% to $2.0 million, compared with $1.7 million for the first quarter of 2000. The increase corresponds to new products either in testing or scheduled for release in the first half of 2001. These include IP-based networking and fiber connectivity for the FX, new IMAP4 protocol support for Interchange(TM), the IP telephone, and the DX-80.

       Interest expense increased by 14% for the first quarter of 2001 to $0.7 million, compared with $0.6 million in the first quarter of 2000. The increase was due to a $6.0 million increase in the average debt outstanding and an increase in the average interest rate. Both the Revolver and the Term Loan, made pursuant to the Credit Agreement with Bank of America, carried an interest rate, prior to the April 2001 Amendment, based on the LIBOR daily rate plus a 300 basis point margin. As of March 31, 2001 and April 2, 2000, Comdial's borrowing rates were 8.08% and 6.88%, respectively, which includes the additional applicable margins of 3.00% for March 30, 2001 and 0.75% for April 2, 2000. In addition, the Company entered into significant capital leases subsequent to April 2, 2000.

       The gain on the sale and leaseback of property in 2001 relates primarily to the Company's sale of its headquarters and manufacturing facility. An additional $2.2 million of gain has been deferred and will be recognized over the term of the Company's lease.

       Income tax expense (benefit) was negligible in 2001 and 2000 due to the continued recognition of a full valuation allowance against the deferred tax assets, created primarily from net operating losses.

       The net loss decreased by 53% for the first quarter of 2001 to $1.1 million, compared with a net loss of $2.3 million for the same period in 2000. This decrease was primarily attributable to reduced stock option expense which was $2.7 million in the first quarter of 2000, the gain on the sale and leaseback of the building in the first quarter of 2001 and offset by increases in operating expenses as a percent of sales in the first quarter of 2001.


Liquidity and Capital Resources:

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

                                 March 31,     December 31,
                                   2001            2000
                                   ----            ----

Cash and cash equivalents          $343           $2,428
Current maturities on debt       33,196           24,848
Working Capital (deficiency)     (9,153)          (5,727)

Through November 22, 2000, all operating cash needs were funded through a $50 million revolving credit facility provided by Bank of America. As of November 22, 2000, Comdial and Bank of America entered into an Amended and Restated Credit Agreement restructuring the terms of the Credit Agreement with the Bank dated October 22, 1998. On April 10, 2001 Comdial and Bank of America entered into new terms. This agreement is now funding all operational requirements as needed. Comdial reports the credit facility activity on a net basis on the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a Bank overdraft.

As of March 31, 2001, Comdial's cash and cash equivalents were lower than December 31, 2000 due primarily to the timing of deposits and payments.

Current maturities on debt as of March 31, 2001, increased by $8.3 million as compared to December 31, 2000 due to working capital loan and term debt maturing March 31, 2002.

Working capital deteriorated primarily due to the increase in the current maturity of debt. Excluding current maturity of debt, working capital improved by $5.0 million due to the increase in accounts receivable by $4.4 million, the inclusion of the $8.4 million Note Receivable from Seminole Trail Properties, LLC ("STP") and the increase in accounts payable by $5.3 million. The Company expects to receive the proceeds of the Promissory Note of $8.4 million from STP; however, in the event the Company does not receive these proceeds, its ability to meet its September 2001 payment obligation under the term loan will be impacted. Accounts receivable increased, because March was a strong sales month. Accounts payable increased due to slower payments to vendors and due to the increase in payments to our outsourcing partners.

Capital additions for the first quarter totaled $34,000. As a result of outsourcing the majority of the manufacturing operations, Comdial expects its capital expenditures to be less than $1.2 million for the year 2001.

Comdial has a commitment from Bank of America for the issuance of $5.0 million in letters of credit as a sub facility under the Amended and Restated Credit Agreement. As of March 31, 2001, there were no outstanding or available amounts. In addition to the $5.0 million facility, Bank of America has issued two letters of credit outside the Amended and Restated Credit Agreement. The first one is for the purchase of products coming from the overseas manufacturer for $0.6 million; the second one is a declining letter of credit backing the monthly lease payments to STP. The initial amount was for $0.5 million and is expected to be eliminated by the end of the year.

As of  March  31,  2001,  the  Company  had no  availability  under  the  Credit
Agreement.

The Company believes that cash resources on hand, combined with expected cash flow from operations, the proceeds of the Promissory Note from STP and the proceeds from the sale of assets of APC, the April 2001 equipment auction and other asset sales will be sufficient to make timely payments such that the term loan will be fully repaid when it matures March 31, 2002. The Company also intends to seek new lenders before the working capital line matures March 31, 2002. However, no assurance can be given that the Company's internal operations will generate sufficient cash to generate enough to fund the principal payments under the term loan, or that the Company will be able to obtain refinancing or refinancing on terms satisfactory to the Company.

The Company currently anticipates that the above sources of cash combined with expected availability under its Revolver will be sufficient to fund its expected working capital and capital expenditures requirements for at least the next twelve (12) months. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, or if operating losses continue and the Company is unable to realize future positive cash flow, the Company may need to raise additional funds through other sources including funding from the sale of assets, or the sale of debt or equity securities. If such funds are needed, there can be no assurance that additional funding will be available or whether it will be available on terms satisfactory to the Company.

 Other Financial Information

       During the first three months of 2001 and 2000, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

    On  March  17,  2000,  Comdial  and  Lucent   Technologies  GRL  Corporation
("Lucent-GRL") entered into a Patent License Agreement pursuant to which Lucent-GRL granted to Comdial licenses under Lucent-GRL's patents for Licensed Products (as defined in the agreement), and Comdial granted Lucent-GRL licenses under Comdial's patents for Licensed Products (as defined in the agreement). Pursuant to the agreement, Comdial paid Lucent-GRL an initial payment and agreed to pay Lucent-GRL a royalty based on Comdial's consolidated sales. The agreement extends for a period of five years. The costs associated with this agreement are future period costs. Comdial had informed Lucent that it is not in a position to pay Lucent royalties, if any, that may be owed under the licenses.


         On May 4, 2001, the Company sold certain assets of its subsidiary American Phone Centers ("APC") for $1.4 million. Included in the sale were the following assets: inventory, equipment, excess and discontinued products and certain intellectual property rights associated with APC. The Company received $250,000 in cash on May 4, 2001 and a Promissory Note for $1,150,000 payable on June 4, 2001. In addition, 53 employees will become employees of the Buyer. The Company and the Buyer entered into two (2) ancillary agreements related to repair of products and the sale of discontinued products. The Repair Agreement authorizes the Buyer to do certain non-warranty repair work on Comdial products. Under the Discontinued Product Agreement, the Buyer is authorized to sell certain discontinued Comdial products.



"SAFE HABOR"  STATEMENT UNDER THE PRIVATE  SECURITIES  LIGITATION  REFORM ACT OF
1995

Some of the statements included or incorporated by reference into Comdial's Securities and Exchange Commission filing, press releases, and shareholder communications and other information provided periodically in writing or orally by its officers or agents are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, continued losses, the impact of competitive products, product demand and market acceptance risks, market fluctuations caused by general economic conditions, the successful outsourcing of manufacturing, the successful execution of Comdial's restructuring plan, continued compliance with or renegotiation of applicable bank covenants, successful resolution of the notice of default and renegotiation of terms with Relational Funding Corporation, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial. Comdial undertakes no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Company has debt obligations that are sensitive to changes in the prime lending rate. The Company estimates that an increase in interest rates of 1% would reduce income before taxes by approximately $350,000 per year.

COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.
  (a)
         3.  Exhibits Included herein:


        (10)  Material Contracts.

            10.1 Asset Purchase Agreement between Comdial Corporation, American Phone Centers and King Technologies, Inc. dated May 4, 2001



(b)      Reports on Form 8-K.

     On March 26, 2001, the Company filed a report on Form 8-K disclosing that it had sold the land and building at 1180 Seminole Trail, Charlottesville, Virginia.

     On May 1, 2001, the Company filed a report on Form 8-K disclosing Deloitte & Touche LLP had been dismissed as the Company's independent auditors.



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




                                   Comdial Corporation
                                   -------------------
                                      (Registrant)

Date:  May 17, 2001
                                By: Paul K. Suijk
                                   -----------------
                                    Paul K. Suijk
                                    Senior Vice President
                                    and Chief Financial Officer