Form 10-Q
period 2001-06-30
COMDIAL CORP
filed 2001-08-14
CIK 230131

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                 -------------

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

       Registrant's telephone number, including area code: (941) 922-3800

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X     No
        ---      ---


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 9,205,009 common shares, $0.01 par value per share as of July 23, 2001.

                      COMDIAL CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                     PAGE



PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements

         Consolidated Statements of Operations for the Three
         and Six Months ended June 30, 2001 and July, 2, 2000
         (as restated)                                                 3

         Consolidated Balance Sheets as of June  30, 2001
         and December 31, 2000                                         4

         Consolidated Statements of Cash Flows for the Three
         and Six Months ended June 30, 2001 and July 2, 2000
         (as restated)                                                 5

         Notes to Consolidated Financial Statements                    6


ITEM 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                16

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risks                                                 20

PART II - OTHER INFORMATION


ITEM 6:  Exhibits and Reports on Form 8-K                             21

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Operations - (Unaudited)


------------------------------------------------------------------------------------------------
                                            Three Months Ended        Six Months Ended
                                                   (As restated              (As restated
                                                    see Note A)               see Note A)
                                         June 30,      July 2,     June 30,        July 2,
In thousands except per share amounts      2001         2000         2001            2000
------------------------------------------------------------------------------------------------
Net sales                                $ 20,261   $ 18,506        $ 38,376     $ 48,772
Cost of goods sold                         12,346     16,960          22,660       35,383
------------------------------------------------------------------------------------------------
  Gross profit                              7,915      1,546          15,716       13,389

Operating expenses
  Selling, general & administrative         6,638      7,444          15,388       18,475
  Engineering, research
    & development                           1,570      1,589           3,648        3,286
  Goodwill amortization expense               425        798           1,095        1,597
------------------------------------------------------------------------------------------------
Total operating expenses                    8,633      9,831          20,131       23,358
------------------------------------------------------------------------------------------------
 Operating loss                              (718)    (8,285)         (4,415)      (9,969)

Other expense (income)
  Interest expense, net                       598        616           1,285        1,223
  Loss(gain)on sale of assets               1,067          -          (2,134)           -
  Miscellaneous expenses (income), net        383         (2)            292           29
------------------------------------------------------------------------------------------------
Loss before income taxes                   (2,766)    (8,899)        ($3,858)     (11,221)
Income tax benefit                              -      4,051               -        4,040
------------------------------------------------------------------------------------------------
Net loss                                  ($2,766)   ($4,848)        ($3,858)     ($7,181)
------------------------------------------------------------------------------------------------

Loss per share:
  Basic                                    ($0.30)    ($0.53)         ($0.42)      ($0.78)
  Diluted                                  ($0.30)    ($0.53)         ($0.42)      ($0.78)

Weighted average shares outstanding:
  Basic                                     9,208      9,219           9,208        9,160
  Diluted                                   9,208      9,219           9,208        9,160


The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets


                                                  June 30,     December 31,
In thousands except par value                       2001           2000
                                                (Unaudited)          *
---------------------------------------------------------------------------
Assets
  Current assets
    Cash and cash equivalents                    $     545      $   2,428
    Accounts receivable, net (less allowance
      for doubtful accounts:
      2001 - $3,006; 2000 - $2,834)                 18,546         13,829
    Inventories                                     13,650         15,431
    Prepaid expenses and other current
      assets                                         1,844          1,464
--------------------------------------------------------------------------
      Total current assets                          34,585         33,152

  Property - net                                     6,969         16,684
  Goodwill - net                                     5,056          6,149
  Other assets                                      14,876         15,193
--------------------------------------------------------------------------
      Total assets                               $  61,486      $  71,178
==========================================================================
--------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                             $  14,358      $   7,522
    Accrued payroll and related expenses             2,489          4,391
    Other accrued liabilities                        4,559          4,384
    Current maturities of debt                      24,596         24,848
--------------------------------------------------------------------------
      Total current liabilities                     46,002         41,145

  Long-term debt                                     2,355         13,561
  Net deferred tax liability                             -              -
  Other long-term liabilities                        5,472          4,957
--------------------------------------------------------------------------
      Total liabilities                             53,829         59,663

--------------------------------------------------------------------------

  Stockholders' Equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2001 - 9,205;
      2000 - 9,197)                                     93             93
    Additional paid in capital                     123,427        123,427
    Treasury stock                                  (1,296)        (1,296)
    Accumulated deficit                           (114,567)      (110,709)
--------------------------------------------------------------------------
      Total stockholders' equity                     7,657         11,515
      Total liabilities and stockholders'
        equity                                   $  61,486      $  71,178
==========================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)
                                                           Six Months Ended
                                                                         (As restated
                                                                          see Note A)
                                                               June 30,        July 2
In thousands                                                     2001           2000
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    ($3,858)        ($7,181)
  Adjustments to reconcile net loss to operating
   cash flows
   Depreciation and amortization                                4,239           5,464
   Bad debt expense                                               172             521
   Stock compensation expense                                       -             864
   Inventory provision                                           (979)          1,705
   Deferred tax provision                                           -          (4,691)
   Gain on sale of assets                                      (2,134)              -
  Changes in working capital components:
   (Increase) decrease in accounts receivable                  (4,889)         18,680
   (Increase) decrease in inventory                             1,547          (8,979)
   Increase in other assets                                    (1,838)         (4,769)
   Increase (decrease) in accounts payable                      7,734          (3,752)
   Increase (decrease) in other liabilities                    (3,369)            159
   Increase in other equity                                         -             280
---------------------------------------------------------------------------------------
Net cash used in operating activities                          (3,375)         (1,699)
Cash flows from investing activities:
  Proceeds received from sale of ePHONE assets                      -             648
  Proceeds from sale of American Phone Center                   1,400               -
  Proceeds from sale of assets                                 12,533             544
  Capital expenditures                                            (85)         (1,756)
---------------------------------------------------------------------------------------
Net cash provided by (used in) investing  activities           13,848            (564)
Cash flows from financing activities:
  Net advances (repayments) under revolver agreement          (12,220)          1,523
  Proceeds from issuance of common stock                            -           2,131
  Principal payments under notes payable                         (133)              -
  Principal payments on capital lease
    obligations                                                    (3)           (623)
---------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities       (12,356)          3,031
---------------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                                          (1,883)            768
---------------------------------------------------------------------------------------
Cash and cash equivalents at
  beginning of period                                           2,428           1,917
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $    545        $  2,685
=======================================================================================
---------------------------------------------------------------------------------------
Supplemental information - Cash paid during
the period for:
 Income taxes                                                $      -        $    484
 Interest                                                       1,276           1,111
---------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing
and Financing Activities:
Accounts payable converted to notes payable                  $    898        $      -
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     COMDIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2001 - (Unaudited)

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Comdial Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1999 management determined that the 1992 Incentive Stock Option Plan, which had been previously accounted for as a fixed plan, had certain features, or lack of features, that caused the Plan to be a variable plan. Under fixed plan accounting, no compensation expense was recognized for options granted to employees. Under variable plan accounting, compensation expense is measured as of each reporting date, as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price and is recognized over the option's vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. As a result, the consolidated financial statements as of and for the three and six months ended July 2,2000, contained herein have been restated from amounts previously reported to account for the stock option plan as a variable plan. This restatement was previously disclosed in the Company's Annual Report on form 10-K for the year ended December 31, 2000. In March 2001, the Company amended certain features of the Plan to cause the Plan to be accounted for as a fixed plan.

A summary of the significant effects of the restatement on the results of operations for the three and six months ended July 2, 2000 is as follows:

--------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended             Six Months Ended
                                                       July 2, 2000                   July 2, 2000
                                               As Previously                    As Previously
In  thousands,  except  earnings  per share       Reported      As Restated       Reported       As Restated
--------------------------------------------------------------------------------------------------------------
Net sales                                         $21,372        $18,506          $53,565       $48,772
 Cost of goods sold                                16,960         16,960           35,383        35,383
 Selling, General, & Administrative                12,120          7,444           22,404        18,475
 Income tax expense                                 4,051          4,051            4,040         4,040
 Net loss                                          (6,658)        (4,848)          (6,317)       (7,181)
 Loss per share:  basic and diluted                ( 0.72)         (0.53)           (0.69)        (0.78)

                                       6

During 2001, the Company classified certain sales rebates and incentives as a reduction of revenue. Previously, these incentives were classified as a selling, general and administrative expense. The Company has also reclassified such amounts for the three and six months ended July 2, 2000 to conform to the 2001 presentation. These and other reclassifications had no effect on operating or net income.

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 142, (Goodwill and Other Intangible Assets)("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17,(Intangible Assets) and requires that goodwill and indefinite lived intangible assets no longer be amortized, but rather that these assets be reviewed at least annually for impairment. This standard must be adopted as of the first day of fiscal years beginning after December 15, 2001. Early adoption of the standard is not allowed for calendar year companies. The Company has not yet completed its evaluation of the impact of adopting SFAS 142.

NOTE B.  SALE/LEASEBACK MANUFACTURING FACILITY

On March 9, 2001, the Company sold its Charlottesville, Virginia, headquarters and manufacturing facility located at 1180 Seminole Trail, Charlottesville, Virginia, to Seminole Trail Properties, LLC ("STP"). The purchase price for the property was $11.4 million. Of this total, $3.0 million was paid by STP in cash, with the balance evidenced by a promissory note made by STP to the Company in the original principal amount of $8.4 million. The note was due and payable on June 1, 2001 and was secured by the property. The interest rate on the note was 14.0%. The note was collected in full on June 1, 2001.

The Company is leasing back a portion of the facility from the closing date through August 30, 2003, for low volume board production, light assembly, engineering, and technical services functions. Over a three year period, lease payment obligations total $2.6 million.

The total gain on the sale of the facility amounted to $5.1 million. In accordance with Statements of Financial Accounting Standards ("SFAS") No. 13 and No.98 ("Accounting for Leases"), during the quarter ended March 31,2001, the Company recognized a gain of $2.9 million which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and will be amortized over three years, the term of the lease, as an offset to rent expense. For the three months and six months ended June 30,2001, the Company amortized $0.4 million and $0.5 million, respectively, as an offset to rent expense. As of June 30, 2001, the balance of the deferred gain amounts to $1.7 million.

NOTE C.  SALE OF AMERICAN PHONE CENTERS, INC.

On May 4, 2001, the Company sold certain assets of its subsidiary, American Phone Centers("APC"), for $1.4 million. Included in the sale were the following assets: inventory, equipment, excess and discontinued products and certain intellectual property rights associated with APC. The Company received $250,000 in cash on May 4, 2001 and a Promissory Note for $1,150,000 which was collected in full on June 4, 2001. In addition, 53 of the Company's employees became employees of the buyer. The Company and the buyer entered into two ancillary agreements related to repair of products and the sale of discontinued products. The Repair Agreement authorizes the Buyer to perform certain non-warranty repair work on Comdial products. Under the Discontinued Product Agreement, the Buyer is authorized to sell certain discontinued Comdial products. The Company recognized a loss of $45,000 on the sale.

NOTE D.  SALE OF ARRAY ASSETS

On March 31, 2000, Array Telecom Corporation ("Array"), a wholly-owned subsidiary of the Company and the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. ("ePHONE"). Pursuant to the agreement, Array sold its fixed assets, the 3000 family of products, and licensed its technology for a five-year term to ePHONE. Pursuant to the agreement, the Company allows ePHONE to utilize the name "Array" and provides ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company is recognizing the gain of $1.9 million into income over a five-year period from the date of closing. For the quarter and six months ended June 30, 2001 income of $95,000 and $190,000, respectively, was recognized as income related to the amortization of the deferred revenues and $125,000 and $170,000, respectively was recognized as licensing fees. However, due to the uncertainty of the collectibility of these receivables, the Company has provided a reserve for doubtful accounts for all amounts due and outstanding from ePHONE as of June 30, 2001 in the amount of $170,000. See Note K.


NOTE E. INVENTORIES

       Inventories consist of the following:
-------------------------------------------------------------------------
                                                   June 30,  December 31,
In thousands                                         2001       2000
-------------------------------------------------------------------------
  Finished goods                                  $ 3,740       $ 7,064
  Work-in-process                                     226            80
  Materials and supplies                            9,684         8,287
                                                  -------       -------
     Total                                        $13,650       $15,431
                                                  =======       =======
-------------------------------------------------------------------------

The Company provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management's estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of June 30, 2001 and December 31, 2000 which totaled $1.0 million and $1.2 million, respectively.

NOTE F.  LONG-TERM DEBT

In the fourth quarter of 2000, the credit agreement entered into between Comdial and Bank of America, N.A.("Bank of America") was amended and restated. The Amended and Restated Credit Agreement (the "Credit Agreement") provides Comdial with a $21.5 million revolving credit note ("the Revolver"), of which $5 million is a letter of credit sub facility, and an $18.5 million term loan the("Term Loan"). Long-term debt consists of the following:

-----------------------------------------------------------
                                     June 30,  December 31,
In thousands                           2001       2000
-----------------------------------------------------------
  Revolver (1)                        $16,500     $16,624
  Term Loan (1)                         6,404      18,500
  Capital leases (2)                    3,281       3,285
  Notes payable  (3)                      766
                                      -------
    Total debt                         26,951      38,409
  Less current maturities on debt      24,596      24,848
                                      -------     -------
    Total long-term debt              $ 2,355     $13,561
                                      =======     =======

-----------------------------------------------------------

(1) Both the Revolver and the Term Loan, made pursuant to the Credit Agreement with Bank of America, carried an interest rate based on the LIBOR Daily rate plus a specified margin through April 9, 2001. Effective April 10, 2001, pursuant to the Amendment discussed below, the interest rate was based on the Prime Rate plus a 300 basis point margin. As of June 30, 2001 and July 2,2000, Comdial's borrowing rates were 9.75% and 8.18%, respectively, which includes the additional applicable margins of 3.00% for June 30, 2001 and 0.75% for July 2, 2000.

     The Company can use the Revolver with Bank of America for working capital and for other general corporate purposes. As of June 30, 2001, the Company had no additional availability under the Revolver or the Term Loan.

     The Credit Agreement was amended on April 10,2001. In addition to other terms, the amendment changed the schedule of principal payments under the Term Loan such that the principal payment due on September 30, 2001 must reduce the Term Loan balance to $5 million as of such date. An additional principal payment in the amount of $2.5 million is due on December 31, 2001, with the remaining balance of $2.5 million due on March 31, 2002. The balance of the Revolver is due on March 31, 2002. As a result of these maturity dates, all of this debt is classified as current in the accompanying consolidated balance sheet. Comdial may prepay the loan, in whole or in part, at any time without premium or penalty.

     The Company's indebtedness to Bank of America is secured by liens on all of the Company's properties and assets. The Credit Agreement with Bank of America contains certain financial covenants that relate to specified levels of consolidated net worth, other financial ratios and limitations on capital expenditures and contains cross-default provisions.

     In addition to terms discussed above, the April 10, 2001 amendment contained the following changes to the Credit Agreement: (1) eliminated the requirement for the $1.5 million commitment reduction under the Revolver scheduled for March 31, 2001 such that the Revolver Commitment will remain at $16.5 million subject to collateral requirements; (2) permitted the Company to over-advance in addition to available collateral the Revolver in an amount not to exceed $3.0 million through September 30, 2001, $2.5 million through October31, 2001, and $500,000 through November 30, 2001, and reducing to zero by December 31, 2001; and (3)increased the interest rate from LIBOR+ 3% to Prime + 3%. The amendment also provided for the waiver of certain anticipated covenant violations and certain modifications to those covenant calculations.

     For the quarter ending June 30, 2001, the Company was in default of its Earnings Before Interest, Taxes Depreciation and Amortization ("EBITDA") covenant. Bank of America has not waived the covenant as of August 13, 2001, although the Company is in discussions to amend the covenant for the second quarter and the remainder of the term of the loan.

(2) Capital leases are with various financing entities and are payable based on the terms of each individual lease. See Note J.

(3) The Company has unsecured notes payable in the amount of $0.8 million outstanding as of June 30, 2001. The notes have interest rates ranging from 0% to 14.5%. Monthly principal and interest payments on the notes total $60,000. Maturity dates on the notes range from December 2001 to May 2003.

     NOTE G.  LOSS PER SHARE

     Basic Loss Per Share("EPS") for the three and six month periods presented was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net loss by the weighted average number of common shares outstanding. Due to their anti-dilative effect, outstanding stock options have been excluded from the calculation of EPS.

     Unexercised options to purchase 1,233,641 and 900,781 shares of common stock for the three and six months ended June 30, 2001 and July 2,2000, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

     The following table discloses the quarterly information for the three months ended June 30, 2001 and July 2, 2000.

--------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Six Months Ended
                                                                    (As Restated                      (As Restated
                                                       June 30,      See Note A)           June 30,    See Note A)
   In thousands except per share data                    2001       July 2, 2000             2001      July 2, 2000
--------------------------------------------------------------------------------------------------------------------------
   Basic:
   Net loss                                             ($2,766)       ($4,848)              ($3,858)       ($7,181)
                                                        -------        -------               -------        -------
   Weighted average number of common
    shares outstanding during the period                  9,197          9,202                 9,197          9,142
   Add - Deferred shares                                     11             17                    11             18
                                                        -------        -------               -------        -------
   Weighted average number of shares used in cal-
    ulation of basic earnings per common share            9,208          9,219                 9,208          9,160
                                                        -------        -------               -------        -------

   Basic EPS                                             ($0.30)        ($0.53)               ($0.42)        ($0.78)
                                                        =======        =======               =======        =======
   Diluted:
   Net loss                                             ($2,766)       ($4,848)              ($3,858)       ($7,181)

Weighted average number of shares used in cal-
    culation of basic earnings per common share           9,208          9,219                 9,208          9,160
   Effect of dilutive stock options                           -              -                     -              -
                                                        -------        -------               -------        -------

 Weighted average number of shares used in cal-
 culation of diluted earnings per common share            9,208          9,219                 9,208          9,160
                                                        -------        -------               -------        -------

Diluted EPS                                              ($0.30)        ($0.53)               ($0.42)        ($0.78)
                                                        =======        =======               =======        =======

During the three and six months ended June 30, 2001, no stock options were exercised. During the three and six months ended July 2, 2000, 350 and 258,005 options respectively, were exercised at a weighted average exercise price of $6.06 and $8.18, respectively.

NOTE H.  SEGMENT INFORMATION

During the first six months of 2001 and 2000, substantially all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

In the fourth quarter of 2000, the Company adopted a Restructuring Plan, the principal terms of which are discussed in Note J. below. In 2001, pursuant to this Plan, the Company discontinued the prior organization and changed from Strategic Business Unit ("SBU") segments which were defined as Comdial Convergent Communications Corporation, Comdial Enterprise Solutions, Inc., Key Voice Technologies, Comdial Business Communications Corporation and Array. The consolidation of these business units resulted in the organization of product segments to correspond with industry background of primary business and product offerings which fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice messaging systems,(3) computer telephony integration ("CTI") applications and other. Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified to the gross profit level for each segment. These three product segments comprise substantially all of Comdial's sales to the telecommunications market.

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

Unallocated assets include such items as cash, deferred tax assets, other miscellaneous assets and goodwill. Unallocated capital expenditures and depreciation relate primarily to shared services assets. Unallocated liabilities include such items as accounts payable, debt, leases, deferred tax liabilities, and most other liabilities that do not relate to sales.


The following tables show segment information for the six months ended June 30, 2001 and July 2, 2000.

------------------------------------------------------------------------
                                             June 30,       July 2,
(In thousands)                                 2001          2000
------------------------------------------------------------------------
Business Segment Net Revenue (Loss)
  Switching                                  24,907         27,519
  Messaging                                   7,368         11,522
  CTI & Other                                 6,101          9,731
                                            -------        -------
    Net sales                               $38,376        $48,772
                                            =======        =======

-------------------------------------------------------------------
                                        June 30,       July 2,
(In thousands)                            2001          2000
-------------------------------------------------------------------
Business Segment Profit
 Switching                               $  8,886      $   8,431
 Messaging                                  4,451          5,367
 CTI & Other                                2,379           (409)
                                         --------      ---------
    Gross profit                           15,716         13,389
  Operating expenses                       20,131         23,358
  Interest expense, net                     1,285          1,223
  Miscellaneous expense - net                 292             29
 Gain on sale of assets                   ( 2,134)             -
                                         --------      ---------
    Loss before income taxes              ($3,858)      ($11,221)
                                         ========      =========

                                          June 30,   December 31,
 (In thousands)                             2001        2000
------------------------------------------------------------------
Business Segment Assets
  Switching                              $ 28,656      $  47,985
  Messaging                                 9,428          7,129
  CTI & Other                               6,300          8,468
  Unallocated                              17,102          7,596
                                         --------      ---------
      Total                              $ 61,486      $  71,178
                                         ========      =========
Business Segment Liabilities
  Switching                              $  4,941      $   5,642
  Messaging                                   787          2,711
  CTI & Other                                 788            995
  Unallocated                              47,313         50,315
                                         --------      ---------
Total                                    $ 53,829      $  59,663
                                         ========      =========


                                          June 30,      July 2,
(Dollars in thousands)                      2001         2000
------------------------------------------------------------------
Business Segment Property, Plant
 and Equipment
  Depreciation
    Switching                            $    708      $   1,215
    Messaging                                 115            134
    CTI & Other                                79             51
    Unallocated                               467            239
                                         --------      ---------
      Total                              $  1,369      $   1,639
                                         ========      =========
  Additions
    Switching                            $      -      $     841
    Messaging                                  15            430
    CTI & Other                                               38
    Unallocated                                70            447
                                         --------      ---------
      Total                              $     85      $   1,756
                                         ========      =========

---------------------------------------------------------------------------

NOTE I.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company has a Master Lease Agreement ("Agreement") with Relational Funding Corporation ("RFC"). This Agreement covers certain leases related to the J.D. Edwards software implementation and hardware for IT related purposes. In January 2001, the Company met with RFC to discuss amending the payment schedule under the Agreement. On February 7, 2001, RFC provided the Company with a letter, that among other things, modified the payment schedule under the Agreement and set June 2001 as the time for the Company and RFC to meet to discuss a go forward schedule on resumption of payments per the terms of the Agreement. On April 27, 2001, the Company received a notice of default from RFC. Pursuant to the default notice, RFC has purported to terminate the Company's leasehold rights and declare a "Casualty Value" of approximately $6.0 million as due and payable. At the end of July, the Company and RFC have agreed in principle to restructure the payment structure as follows: starting in August the operating and capital lease payments will be reduced from $150,000 to $75,000 per month. The operating lease payments were reduced 25% and this deferral will be due at the end of the lease term. The capital lease payments were reduced 75% and this deferral will be due December 31, 2001 when the balance of the capital lease payments are now due. The company expects at that time to renegotiate the payment terms of the software leases.

As of June 30, 2001, the Company has reflected $3.2 million in capital lease obligations to RFC ($975,000 of which is classified as a current liability and the balance as long term). Past due operating leases payments of $0.5 million are recorded in accounts payable at June 30, 2001 and the balance due to RFC for future operating lease payments of $2.8 million, is not reflected on the Company's balance sheet as the leases are operating leases. The Company remains in discussions with RFC regarding further modifications to the payment schedule of the Agreement. The Company believes it will be able to reach agreement with RFC regarding retraction of the notice of default and modified payment terms under the Agreement, however, no assurance can be given that RFC will agree to either of these matters.

On June 12, 2001, Rates Technology, Inc. ("RTI") filed suit against the Company in the Eastern District of New York alleging certain Comdial products infringed a patent, known as the '308 patent, held by RTI. The '308 patent expired in 1997, RTI seeks damages related to the sale of the allegedly infringing products between 1995 and 1997 in the amount of $10.5 million, which amount RTI seeks to have trebled. The Company is vigorously disputing the charge and on July 16, 2001, the Company filed its request with the court to dismiss the matter. On July 27, 2001, RTI filed an amended complaint seeking to add King Technologies as an additional defendant and alleging, among other things, that the Company's sale of assets the subsidiary American Phone Center to King Technologies in May 2001 was a fraudulent conveyance. Because this matter is in early procedural stage, the Company is not in a position to express an opinion regarding potential liability or damage, if any, and no amounts have been accrued.

On June 30, 2001 the Company notified William Mustain, Comdial's former Chief Executive Officer, among other things, that the Company would not be making the June 30, 2001 payment of $551,000 from the non-qualified pension plan ("SERP") to him. All amounts owed to Mr. Mustain under the severance agreement were accrued for at the time the agreement was executed. Under the severance agreement, executed in 2000 with Mr. Mustain, the Company is not obligated to make payments, if the Company's financial situation does not permit payment, until such time the Company is financially able to do so.

NOTE J. RESTRUCTURING

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000.

Significant terms of the restructuring plan ("Plan") included outsourcing the manufacturing operations, reducing the Company's workforce and selling the head-quarters and manufacturing facility. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000; another 222 employees were notified as of December 28, 2000 that their positions would be eliminated in fiscal 2001. The employees to be terminated were part of the manufacturing function and related general and administrative positions in Charlottesville, Virginia. As of June 30, 2001, a total of 266 employees have been terminated, as part of the Plan.

As of December 31, 2000, the Company accrued severance and related benefits in the amount of $2.4 million related to the Plan. During the six months ended June 30, 2001, the Company made cash severance payments of $1.6 million and has a remaining obligation of $0.8 million related to severance and related benefits, which will be paid during the remainder of 2001 as in-house manufacturing is further reduced. These amounts are included in accrued payroll and related expenses in the accompanying June 30, 2001 consolidated financial statements. No additional amounts for severance related to the restructuring plan have been accrued for during the three and six months ended June 30, 2001.

NOTE K.  SUBSEQUENT EVENT

As discussed in Note D, in March 2000, Comdial sold the Array business to ePHONE. As part of the sale, ePHONE agreed to make certain royalty payments to the Company. To date, ePHONE has failed to make timely royalty payments pursuant to the Agreement. On July 30, 2001, ePHONE notified the Company that it is seeking, among other things, a recission or termination of the Agreement based upon Comdial's alleged violation of the terms of the Agreement. Comdial denies any wrongdoing and intends to vigorously defend its position.

                      COMDIAL CORPORATION AND SUBSIDIARIES


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the "Company"). This review should be read in conjunction with the consolidated financial statements and accompanying notes continued herein. This analysis attempts to identify trends and material changes that occurred during the periods presented.

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2000, management determined that the 1992 incentive Stock Option Plan which had been previously accounted for as a fixed plan, had certain features, or lack of features, that caused the Plan to be a variable plan. As a result, the 2000 consolidated financial statements, and the financial statements contained herein derived from the 2000 consolidated financial statements, have been restated from amounts previously reported to account for the options granted to employees under the Plan as variable awards. Such restatement was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. See Note A to the Consolidated Financial Statements.

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and commenced implementation during the fourth quarter of 2000. Significant terms of the Restructuring Plan included outsourcing the Company's manufacturing operations, reducing the Company's workforce and selling the Company's headquarters and manufacturing facility. See Note J to the Consolidated Financial Statements.

Comdial is a Delaware corporation based in Sarasota, Florida. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") in the National Market(R) under the symbol, CMDL.

Revenue and Earnings

Second Quarter 2001 vs. 2000

Comdial's net sales increased by 9% for the second quarter of 2001 to $20.3 million, compared with $18.5 million in the restated second quarter of 2000.

Switching product sales were aided by the introduction of new products. Comdial also initiated certain promotional pricing for some of its products to improve the value to its customers. The DSU and FX key system prices were reduced as well as an across the board reduction in the price for phones. These promo's were introduced in the first quarter and continued in the second quarter. The Company believes that the DX-80 offers its customers significant value based on its features and attractive price point.

The Company's street sales, (i.e. sales from the Company's distributors to the Company's dealers) were lower versus the second quarter last year, but up slightly from the first quarter of this year. Street sales were higher, quarter over quarter, despite the month of May showing the lowest street sales for the year. This was mostly due to not having enough of the new products on the shelves. The shortage of supply of the DX-80 is being addressed through increased orders to the Company's outsourced manufacturer, which requires some lead time. The other product shortages are being addressed by stepped-ups production from the Company's manufacturing partner and evaluating alternative manufacturing sources to gain additional manufacturing flexibility.

The Company expects an additional outsourcing partner to be operational during the fourth quarter of this year.

Gross profit increased by 412% for the second quarter of 2001 to $7.9 million, compared with $1.5 million in the second quarter of 2000. Gross profit, as a percentage of sales, increased from 8% for the second quarter of 2000 to 39% for the same period of 2001. These absolute and relative gross profit increases were primarily due to the savings generated from the Company's redefined product line as well as cost savings achieved in connection with the implementation of the Plan, including the Company's outsourcing and the significant reduction in indirect expenses related to manufacturing operations.

In the first quarter of 2001, Comdial entered into two separate agreements to outsource manufacturing in order to reduce manufacturing costs. In January 2001, Comdial entered into an agreement with an overseas manufacturer to produce the DX-80, a small key system. In February 2001, Comdial entered into an agreement with a domestic manufacturer to outsource the majority of the other manufacturing operations. Comdial continued limited manufacturing operations during the second quarter of 2001 due to the transition to the outsourced manufacturers.

Selling, general and administrative expenses decreased for the second quarter of 2001 by 11% to $6.6 million, compared with $7.4 million in the second quarter of 2000. This decrease resulted from downsizing the work force and relocating the headquarters operations for Comdial to the facility in Sarasota in accordance with the Plan. The consolidation of administrative, information technology, finance and sales and marketing functions created a more efficient use of corporate infrastructure and eliminated redundant costs.

Engineering, research and development expenses for the second quarter of 2001 decreased slightly by 1% to $1.57 million, compared with $1.59 million for the second quarter of 2000.

Interest expense remained at the same level of $0.6 million for the second quarter of 2001 as it was for the second quarter of 2000. This was due to lower levels of debt during 2001 offset by higher interest rates.

The loss on the disposal of assets of $1.1 million for the second quarter 2001 related to the sale of a significant portion of the Company's manufacturing assets.

Income tax benefit decreased for the second quarter of 2001 to zero compared with a tax benefit of $4.0 million for the same period 2000. This decrease was due to the Company's assessment in 2001 that it was more likely than not that the income tax benefit would not be recognized due to the negative evidence, as defined by FAS 109, of cumulative losses.

The net loss decreased by 42% for the second quarter of 2001 to $2.8 million, compared with a restated net loss of $4.8 million for the same period in 2000. This decrease was primarily attributable to the increased product margins and lower selling, general and administrative expenses for the quarter, offset by the loss on the disposal of a significant portion of its manufacturing equipment during the second quarter 2001.

First Six Months of 2001 vs. 2000

The Company's net sales decreased by 21% for the first six months of 2001 to $38.4 million, compared with $48.8 million for the same period in 2000. This decrease was attributable to the decrease in sales for the first quarter of 2001 which was attributable in part to the continued efforts to decrease inventory levels at the supply houses.
                                       16

Gross profit increased by 17% for the first six months of 2001 to $15.7 million, compared with $13.4 million for the same period of 2000. Gross profit margin, as a percentage of sales, increased to 41% for the first six months of 2001 as compared to 27% for the same period 2000. The increased gross profit margins were attributable to the savings generated from the redefined product line as well as to cost savings achieved due to outsourcing.

Selling, general and administrative expenses decreased for the first six months of 2001 by 17% to $15.4 million, compared with $18.5 million for the same period of 2000. This decrease resulted from downsizing the workforce of the Company and relocating the headquarters for the information technology, finance and sales and marketing functions.

Engineering, research and development expenses for the first six months of 2001 increased by 12% to $3.7 million, compared with $3.3 million for the same period of 2000. The increase corresponds to new products that were either in testing or were scheduled for release in the first half of 2001. These include IP-based networking and fiber connectivity for the FX, new IMAP4 protocol support for Interchange(TM), the IP telephone, and the DX-80.

Interest expense for the first six months of 2001 increased 8% for the first six months of 2001 to $1.3 million, as compared to $1.2 million for the same period of 2000. The increase was due primarily to an increase in the average interest rates of the revolver and term loan. As of June 30, 2001 and July 2, 2000, Comdial's borrowing rates were 9.75% and 8.18%, respectively. The effect of the increase in interest rates was offset by a $1.2 million decrease in the average debt outstanding for the first six months of 2001, as compared to the same period of 2000.

The gain on the sale of assets of $2.1 million relates primarily to the Company's sale and leaseback of its headquarters and manufacturing facility during the first quarter of 2001. An additional $2.2 million of gain was deferred and is being recognized over the term of the Company's lease. The gain was offset by losses of $1.1 million incurred on the sale of other manufacturing assets during the second quarter 2001.

Income tax benefit decreased for the first six months of 2001 to zero as compared to a tax benefit of $4.1 million for the same period of 2000. The decrease is due to the Company's assessment in 2001 that it was more likely than not than the income tax benefit would not be recognized due to the negative evidence, as defined by FAS 109, of cumulative losses.

Net loss decreased 46% for the first six months of 2001 to a loss of $3.9 million, compared to a net loss of $7.2 million for the same period of 2000. This decrease was attributable to increased margins, lower selling, general, and administrative costs, the gain on the sale and leaseback of the building, offset by the loss on the disposal of a significant portion of the Company's manufacturing equipment during the second quarter 2001.


Liquidity and Capital Resources:

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

                                              June 30,     December 31,
                                                2001             2000
                                              ---------      --------

Cash and cash equivalents                     $    545       $  2,428
Current maturities on debt                      24,596         24,848
Working Capital (deficiency)                   (11,417)       ( 7,993)

Through November 22, 2000, all operating cash needs were funded through a $50 million revolving credit facility provided by Bank of America. As of November 22, 2000, Comdial and Bank of America entered into an Amended and Restated Credit Agreement restructuring the terms of the Credit Agreement with the Bank dated October 22, 1998. On April 10, 2001, Comdial and Bank of America entered into new terms. This agreement is now funding all operational requirements as needed. Comdial reports the credit facility activity on a net basis on the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a Bank overdraft.

As of June 30, 2001, the Company's cash and cash equivalents were lower than December 31, 2000 due primarily to the timing of deposits and payments.

Working capital deteriorated from December 31, 2000 by $3.4 million, primarily due to the increase in accounts payable. Accounts receivable increased by $4.7 million since December 31, 2000 because June was a strong sales month. Accounts payable increased due to slower payments to vendors and due to an increase in payments to the Company's outsourcing partners.

Inventories would have been reduced more, however, a major supplier of raw materials and components delivered a last time buy purchase of phone chips for $1.6 million during the quarter. The Company committed this last time purchase in 1999. The Company expects to consume these chips over a two to three year period based on current projections of telephone sales. The Company expects to work out a payment schedule with the supplier.

Capital additions for the six months totaled $0.1 million. As a result of outsourcing the majority of the manufacturing operations, Comdial expects its capital expenditures to be less than $0.5 million for the year 2001.

Comdial has a commitment from Bank of America for the issuance of $5.0 million in letters of credit as a sub facility under the Amended and Restated Credit Agreement. As of June 30, 2001, there were no outstanding or available amounts. In addition to the $5.0 million facility, Bank of America has issued two letters of credit outside the Amended and Restated Credit Agreement. The first one is for the purchase of products coming from an overseas manufacturer for $0.6 million; the second one is a declining letter of credit backing the monthly lease payments related to the Company's former headquarters in Virginia. The initial amount was for $0.5 million and is expected to be eliminated by the end of the year.

As of July 30, 2001, Bank of America has agreed to increase the amount of the Letter of Credit to the overseas manufacturer from $0.6 million to $1.2 million.

As of June 30, 2001, the Company was in default of its EBITDA covenant. Bank of America has not waived the covenant as of August 13, 2001, although discussions to amend the covenant for the second quarter and the remainder of the term of the loan. No assurance can be given that the bank will waive the default or modify the covenants for the remaining term of the loan. In the event the default is not waived, the lender could demand accelerated payment of all amounts outstanding.

For the quarter ending June 30, 2001, the Company was in default of its EBITDA covenant. Bank of America has not yet waived the covenant and the Company is in discussions to amend the second quarter covenant and the covenant for the remainder of the term of the loan.

Absent failure to obtain the necessary debt convenant waiver or modifications, the Company believes that cash resources on hand, combined with expected cash flow from operations, will be such that the term loan will be fully repaid when it matures March 31, 2002. The Company also intends to seek new lenders before the working capital revolver line matures March 31,2002. However, no assurance can be given that the Company's internal operations will generate sufficient cash to generate enough to fund the principal payments under the term loan, or that the Company will be able to obtain refinancing or refinancing on terms satisfactory to the Company.

Due to a variety of circumstances, and the magnitude of payable amounts, the Company will continue to work with its vendors to restructure repayment terms sufficient to enable the Company to meet other working capital requirements. The Company will continue to work with major customers to structure repayment terms for rebates and other commitments.

The Company currently anticipates that the above sources of cash combined with expected availability under its Revolver assuming waiver of the debt covenant, will be sufficient to fund its expected working capital and capital expenditures requirements other than the severance payments to the former CEO and royalty payments to Lucent, as discussed below for at least the severance next nine (9) months when the revolver and term loan mature. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, or if the Company is unable to realize future positive cash flow, the Company may need to raise additional funds through other sources, including funding from the sale of assets, or the sale of debt or equity securities. If such funds are needed, there can be no assurance that additional funding will be available or whether it will be available on terms satisfactory to the Company.

Other Financial Information

During the first six months of 2001 and 2000, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

On March 17, 2000, Comdial and Lucent Technologies GRL Corporation ("Lucent-GRL") entered into a Patent License Agreement pursuant to which Lucent-GRL granted to Comdial licenses under Lucent-GRL's patents for Licensed Products (as defined in the agreement), and Comdial granted Lucent-GRL licenses under Comdial's patents for Licensed Products (as defined in the agreement). Pursuant to the agreement, Comdial paid Lucent-GRL an initial payment and agreed to pay Lucent-GRL a royalty based on Comdial's consolidated sales which are accrued as the sales occur. The agreement extends for a period of five years. Comdial had informed Lucent that it is not in a position to pay Lucent royalties, if any, that may be owed under the licenses.

NASDAQ REQUIREMENT
------------------

The NASDAQ Stock Market has requirements for continued listing, including a requirement that the minimum bid price per share of the stock of each listed company not fall below $1.00 for any 30-consecutive business day period. The Company was notified on August 9, 2001 by NASDAQ that it was not in compliance with the listing rules. If the closing minimum bid price is not at least $1.00 for a minimum of ten consecutive business days during the 90-day correction period ending November 7, 2001, the Company's common stock may be delisted from the NASDAQ Stock Market.


"SAFE HABOR" STATEMENT UNDER THE PRIVATE SECURITIES LIGITATION REFORM ACT OF
 1995

Some of the statements included or incorporated by reference into Comdial's Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by its officers or agents, including this form 10-Q, are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's ability to prevent continued losses, the impact of competitive products, product demand and market acceptance risks, market fluctuations caused by general economic conditions, the successful outsourcing of manufacturing, the successful execution of the Company's restructuring plan, obtaining a waiver of the debt covenant violation and renegotiation of applicable bank covenants, successful renegotiation of new financings to replace current financings, successful execution of amended agreements related to the agreement in principle with Relational Funding Corporation, the outcome of the patent infringement lawsuit filed against the Company, the Company's reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial. Comdial undertakes no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Company has debt obligations that are sensitive to changes in the prime lending rate. The Company estimates that an increase in interest rates of 1% would reduce income before taxes by approximately $230,000 per year.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holder.

              On June 15, 2001, Comdial held its annual meeting at its corporate headquarters located at 106 Cattlemen Road, Sarasota, Florida 34232. The following matter was voted upon:

              The following director was elected to serve a three-year term:
                  Nickolas A. Branica.

                  Directors whose terms of office continued after the meeting:
                  Barbara J. Dreyer, Robert P. Collins, and Dianne C. Walker.

                  Director whose term of office expired prior the meeting and who retired from the board: John W. Rosenblum and Robert E. Spekman

         Shares of Common Stock were voted as follows:

         Election of Board of Director
         For -                                            8,326,553
         Against     -                                       99,238

ITEM 5.   Legal Proceedings -   See Note I of Item 1 above


ITEM 6.  Exhibits and Reports on Form 8-K.
 (a)
         3.  Exhibits Included herein:
                   NONE

 (b)  Reports on Form 8-K.

      On March 26, 2001, the Company filed a report on Form 8-K disclosing that it had sold the land and building at 1180 Seminole Trail, Charlottesville, Virginia.

      On May 1, 2001, the Company filed a report on Form 8-K disclosing Deloitte & Touche LLP had been dismissed as the Company's independent auditors and Ernst & Young LLP had been engaged as the Company's independent auditors.


      Items not listed if not applicable.

                      SIGNATURES _________________________________
                                 Paul K. Suijk



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Comdial Corporation
                              -------------------
                                  (Registrant)



                      By:____________________________
                                 Paul K. Suijk
                             Senior Vice President
                          and Chief Financial Officer




                              Date:  August  ,2001