Form 10-Q
period 2001-09-30
COMDIAL CORP
filed 2001-11-19
CIK 230131

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                  -------------

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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of latest practicable date. 9,205,009 common shares, $0.01 par value per share as of November 13, 2001.

                      COMDIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE



PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements

         Consolidated Statements of Operations for the Three
         and Nine Months ended September 30, 2001 and
         October 1, 2000 (as restated)                                      3

         Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000                                              4

         Consolidated  Statements  of Cash  Flows for the
         Three and Nine  Months ended September 30, 2001 and
         October 1, 2000 (as restated)                                      5

         Notes to Consolidated Financial Statements                         6


ITEM 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     16

ITEM 3.  Quantitative and Qualitative Disclosures about
         Market Risks                                                      20

PART II - OTHER INFORMATION
Item 3:  Defaults Upon Senior Securities                                   21

ITEM 6:  Exhibits and Reports on Form 8-K                                  21

                               COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Operations - (Unaudited)


------------------------------------------------------------------------------------------------
                                          Three Months Ended           Nine Months Ended
                                                    (As restated                 (As restated
                                                     see Note A)                  see Note A)
                                         Sept. 30,     Oct. 1,     Sept. 30,        Oct. 1,
In thousands except per share amounts      2001         2000         2001            2000
------------------------------------------------------------------------------------------------
Net sales                                $ 22,882   $ 24,049        $ 61,258     $ 72,821
Cost of goods sold                         15,540     19,772          38,200       55,155
------------------------------------------------------------------------------------------------
  Gross profit                              7,342      4,277          23,058       17,666

Operating expenses
  Selling, general & administrative         7,168      9,237          22,556       27,711
  Engineering, research
    & development                           1,530      1,516           5,178        4,803
  Restructuring                               396          -             396            -
  Goodwill amortization expense               423        799           1,518        2,396
------------------------------------------------------------------------------------------------
Total operating expenses                    9,517     11,552          29,648       34,910
------------------------------------------------------------------------------------------------
 Operating loss                            (2,175)    (7,215)         (6,590)     (17,244)

Other expense (income)
  Interest expense, net                       834        745           2,119        1,968
  Loss(gain)on sale of assets                  35          -          (2,099)           -
  Miscellaneous expenses (income), net        (47)       199             245          228
------------------------------------------------------------------------------------------------
Loss before income taxes                   (2,997)    (8,219)         (6,855)     (19,440)
Income tax benefit                              -     (3,082)              -       (7,122)
-------------------------------------------------------------------------------------------------
Net Loss                                  ($2,997)   ($5,137)        ($6,855)    ($12,318)
------------------------------------------------------------------------------------------------

Loss per share:
  Basic                                    ($0.33)    ($0.56)         ($0.74)      ($1.34)
  Diluted                                  ($0.33)    ($0.56)         ($0.74)      ($1.34)

Weighted average shares outstanding:
  Basic                                     9,215      9,222           9,210        9,181
  Diluted                                   9,215      9,222           9,210        9,181

The accompanying notes are an integral part of these financial statements.

                    COMDIAL CORPORATION AND SUBSIDIARIES



Consolidated Balance Sheets

                                                  Sept. 30,       Dec 31,
In thousands except par value                       2001           2000
                                                (Unaudited)          *
---------------------------------------------------------------------------

Assets
  Current assets
    Cash and cash equivalents                    $   1,993      $   2,428
    Accounts receivable, net (less allowance
      for doubtful accounts:
      2001 - $2,576; 2000 - $2,834)                 14,634         13,829
    Inventories                                     16,785         15,431
    Prepaid expenses and other current
      assets                                         1,396          1,464
--------------------------------------------------------------------------
      Total current assets                          34,808         33,152

  Property - net                                     6,425         16,684
  Goodwill - net                                     4,633          6,149
  Other assets                                      14,992         15,193
--------------------------------------------------------------------------
      Total assets                               $  60,858      $  71,178
==========================================================================
--------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                             $  15,669      $   7,522
    Accrued payroll and related expenses             3,391          4,391
    Other accrued liabilities                        4,576          4,384
    Current maturities of debt                      23,519         24,848
--------------------------------------------------------------------------
      Total current liabilities                     47,155         41,145

  Long-term debt                                     3,593         13,561
  Other long-term liabilities                        5,450          4,957
--------------------------------------------------------------------------
      Total liabilities                             56,198         59,663

--------------------------------------------------------------------------

  Stockholders' Equity
    Common stock ($0.01 par value) and
      paid-in capital (Authorized 30,000
      shares; issued shares: 2001 - 9,205;
      2000 - 9,197)                                     93             93
    Additional paid in capital                     123,427        123,427
    Treasury stock                                  (1,296)        (1,296)
    Accumulated deficit                           (117,564)      (110,709)
--------------------------------------------------------------------------
      Total stockholders' equity                     4,660         11,515
      Total liabilities and stockholders'
        equity                                   $  60,858      $  71,178
==========================================================================


* Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows - (Unaudited)
                                                                 Nine Months Ended
                                                                           (As restated
                                                                            see Note A)
                                                               Sept. 30,       Oct. 1,

In thousands                                                     2001           2000
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    ($6,855)       ($12,318)
  Adjustments to reconcile net loss to operating
   cash flows
   Depreciation and amortization                                6,120           8,406
   Bad debt expense                                              (258)            488
   Stock compensation expense                                       -             864
   Inventory provision                                           (954)          1,795
   Deferred tax provision                                           -          (7,568)
   Gain on sale of assets                                      (2,099)              -
  Changes in working capital components:
   (Increase) decrease in accounts receivable                    (547)         15,875
   (Increase) decrease in inventory                            (1,613)         (4,407)
   Increase in other assets                                    (2,427)         (4,247)
   Increase (decrease) in accounts payable                      9,045          (8,880)
   Increase (decrease) in other liabilities                    (2,472)            454
   Increase in other equity                                         -             291
---------------------------------------------------------------------------------------
Net cash used in operating activities                          (2,060)         (9,265)
Cash flows from investing activities:
  Proceeds received from sale of ePHONE assets                      -             648
  Proceeds from sale of American Phone Center                   1,400               -
  Proceeds from sale of assets                                 12,814             952
  Capital expenditures                                            (95)         (2,234)
---------------------------------------------------------------------------------------
Net cash provided by (used in) investing  activities           14,119            (634)
Cash flows from financing activities:
  Net advances (repayments) under revolver agreement          (12,220)          8,751
  Proceeds from issuance of common stock                            -          (1,072)
  Principal payments under notes payable                         (271)              -
  Principal payments on capital lease
    obligations                                                    (3)         (1,072)
---------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities       (12,494)          9,810
---------------------------------------------------------------------------------------
Net decrease in cash
 and cash equivalents                                            (435)            (89)
---------------------------------------------------------------------------------------
Cash and cash equivalents at
  beginning of period                                           2,428           1,917
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  1,993        $  1,828
=======================================================================================
Supplemental information - Cash paid during the period for:
 Income taxes                                                $      -        $    494
 Interest                                                       1,751           1,816
---------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing
and Financing Activities:
Accounts payable converted to notes payable                  $  1,198        $      -
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      COMDIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SPETEMBER 30, 2001 - (Unaudited)

NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Comdial Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1999 management determined that the 1992 Incentive Stock Option Plan, which had been previously accounted for as a fixed plan, had certain features, or lack of features, that caused the Plan to be a variable plan. Under fixed plan accounting, no compensation expense was recognized for options granted to employees. Under variable plan accounting, compensation expense is measured as of each reporting date, as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price and is recognized over the option's vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. As a result, the consolidated financial statements as of and for the three and nine months ended October 1, 2000 contained herein have been restated from amounts previously reported to account for the stock option plan as a variable plan. This restatement was previously disclosed in the Company's Annual Report on form 10-K for the year ended December 31, 2000. In March 2001, the Company amended certain features of the Plan to cause the Plan to be accounted for as a fixed plan.

A summary of the significant effects of the restatement on the results of operations for the three and nine months ended October 1, 2000 is as follows:

-------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended             Nine Months Ended
                                                     October 1, 2000                October 1, 2000
                                               As Previously                   As Previously
In  thousands,except  earnings  per share        Reported      As Restated       Reported     As Restated
--------------------------------------------------------------------------------------------------------------
Net sales                                         $27,021        $24,049          $80,586       $72,821
 Cost of goods sold                                19,772         19,772           55,155        55,155
 Selling, General, & Administrative                12,227          9,237           34,630        27,711
 Income tax benefit                                 3,082          3,082            7,122         7,122
 Net loss                                          (5,155)        (5,137)         (11,472)      (12,318)
 Loss per share:  basic and diluted                ( 0.56)         (0.56)           (1.25)        (1.34)

During 2001, the Company classified certain sales rebates and incentives as a reduction of revenue. Previously, these incentives were classified as a selling, general and administrative expense. The Company has also reclassified such amounts for the three and nine months ended October 1, 2000 to conform to the 2001 presentation. These and other reclassifications had no effect on operating or net income.

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

The total gain on the sale of the facility amounted to $5.1 million. In accordance with Statements of Financial Accounting Standards ("SFAS") No. 13 and No.98 ("Accounting for Leases"), during the quarter ended March 31,2001, the Company recognized a gain of $2.9 million which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and will be amortized over three years, the term of the lease, as an offset to rent expense. For the three months and nine months ended September 30,2001, the Company amortized $0.3 million and $0.8 million, respectively, as an offset to rent expense. As of September 30, 2001, the balance of the deferred gain amounts to $1.4 million.

NOTE C.  SALE OF AMERICAN PHONE CENTERS, INC.

On May 4, 2001, the Company sold certain assets of its subsidiary, American Phone Centers("APC"), for $1.4 million. Included in the sale were the following assets: inventory, equipment, excess and discontinued products and certain intellectual property rights associated with APC. The Company received $250,000 in cash on May 4, 2001 and a Promissory Note for $1,150,000 which was collected in full on June 4, 2001. In addition, 53 of the Company's employees became employees of the buyer. The Company and the buyer entered into two ancillary agreements related to repair of products and the sale of discontinued products. The Repair Agreement authorizes the buyer to perform certain non-warranty repair work on Comdial products. Under the Discontinued Product Agreement, the buyer is authorized to sell certain discontinued Comdial products. The Company recognized a loss of $45,000 on the sale during the quarter ended June 30, 2001.

NOTE D.  SALE OF ARRAY ASSETS

On March 31, 2000, Array Telecom Corporation ("Array"), a wholly-owned subsidiary of the Company and the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. ("ePHONE"). Pursuant to the agreement, Array sold its fixed assets, the 3000 family of products, and licensed its technology for a five-year term to ePHONE. Pursuant to the agreement, the Company allows ePHONE to utilize the name "Array" and provides ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company has been recognizing the gain of $1.9 million into income over a five-year period from the date of closing, and has $1.3 million deferred as of September 30, 2001.
See Note I.


NOTE E. INVENTORIES

       Inventories consist of the following:
-------------------------------------------------------------------------
                                                  Sept. 30,   December 31,
In thousands                                        2001          2000
-------------------------------------------------------------------------
  Finished goods                                  $ 8,682       $ 7,064
  Work-in-process                                     378            80
  Materials and supplies                            7,725         8,287
                                                  -------       -------
     Total                                        $16,785       $15,431
                                                  =======       =======
-------------------------------------------------------------------------

The Company provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management's estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of September 30, 2001 and December 31, 2000 which totaled $0.5 million and $1.2 million, respectively.

NOTE F.  LONG-TERM DEBT

In the fourth quarter of 2000, the credit agreement entered into between Comdial and Bank of America, N.A.("Bank of America") was amended and restated. The Amended and Restated Credit Agreement (the "Credit Agreement") provides Comdial with a $21.5 million revolving credit note ("the Revolver"), of which $5 million is a letter of credit sub facility, and an $18.5 million term loan the("Term Loan"). Long-term debt consists of the following:

-----------------------------------------------------------
                                     Sept. 30,    Dec. 31,
In thousands                           2001         2000
-----------------------------------------------------------
  Revolver (1)                        $16,500     $16,624
  Term Loan (1)                         6,404      18,500
  Capital leases (2)                    3,281       3,285
  Notes payable  (3)                      927
                                      -------
    Total debt                         27,112      38,409
  Less current maturities on debt      23,519      24,848
                                      -------     -------
    Total long-term debt              $ 3,593     $13,561
                                      =======     =======

-----------------------------------------------------------

(1) Both the Revolver and the Term Loan, made pursuant to the Credit Agreement with Bank of America, carried an interest rate based on the LIBOR Daily rate plus a specified margin through April 9, 2001. Effective April 10, 2001, pursuant to the Amendment discussed below, the interest rate was based on the Prime Rate plus a 300 basis point margin. As of September 30, 2001 and October 1, 2000, Comdial's borrowing rates were 9.00% and 7.37%, respectively, which includes the additional applicable margins of 3.00% for September 30, 2001 and 0.75% for October 1, 2000.

     The Company can use the Revolver with Bank of America for working capital and for other general corporate purposes. As of September 30, 2001, the Company had no additional availability under the Revolver or the Term Loan.

     The Credit Agreement was amended on April 10,2001. In addition to other terms, the amendment changed the schedule of principal payments under the Term Loan such that the principal payment due on September 30, 2001 must reduce the Term Loan balance to $5 million as of such date. However, on September 30, 2001 the amount of the Term Loan was $6.4 million. An additional principal payment in the amount of $2.5 million is due on December 31, 2001, with the remaining balance of $2.5 million due on March 31, 2002. The balance of the Revolver is due on March 31, 2002. As a result of these maturity dates, all of this debt is classified as current in the accompanying consolidated balance sheet. Comdial may prepay the loan, in whole or in part, at any time without premium or penalty.

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

     For the quarter ending September 30, 2001, the Company was in default of its Earnings Before Interest, Taxes Depreciation and Amortization ("EBITDA") covenant and did not make the $1.4 million principal payment due on September 30, 2001. Bank of America has agreed to a forbearance agreement forbearing the EBITDA covenant and the principal payments due September 30 and December 20, 2001, and maintaining the over-advance in addition to available collateral under the Revolver at $2.5 million through December 31, 2001 versus a step-down to $0 million by the end of the year. The forbearance agreement contains certain restrictions primarily related to monthly EBITDA levels, which if not adhered to could put the Company back into default.

(2) The Company has a Master Lease Agreement ("Agreement") with Relational Funding Corporation ("RFC"). This Agreement covers certain leases related to the J.D. Edwards software implementation and hardware for IT related purposes. Effective August 1, 2001, the Company and RFC entered into an agreement to restructure the payment schedule for both the operating and capital leases as follows: Beginning August 1, 2001, the operating and capital lease monthly payments were reduced from $150,000 to $75,000 per month. The monthly operating lease payments were reduced by 25% and the capital lease payments by 75%. The difference between the original payments and the reduced payments will be deferred until the end of each of the lease terms at which time all deferred amounts and accrued interest related to such will be due. Interest on the deferred amounts will be accrued at a rate of 10% per annum.

(3) The Company has unsecured notes payable in the amount of $0.9 million outstanding as of September 30, 2001. The notes have interest rates ranging from 0% to 14.5%. Monthly principal and interest payments on the notes total $60,000. One of the notes has quarterly principal payments of $25,000 plus interest. Maturity dates on the notes range from December 2001 to September 2004.

     NOTE G.  LOSS PER SHARE

     Basic Loss Per Share("EPS") for the three and nine month periods presented was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS was computed by dividing net loss by the weighted average number of common shares outstanding. Due to their anti-dilative effect, outstanding stock options have been excluded from the calculation of EPS.

     Unexercised options to purchase 1,129,533 and 725,554 shares of common stock for the three and nine months ended September 30, 2001 and October 1, 2000, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

     The following table discloses the quarterly information for the three months ended September 30, 2001 and October 1, 2000.

--------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Nine Months Ended
                                                                    (As Restated                        (As Restated
                                                       Sept. 30,     See Note A)           Sept. 30,     See Note A)
   In thousands except per share data                    2001       Oct. 1, 2000             2001        Oet.1, 2000
--------------------------------------------------------------------------------------------------------------------------
   Basic:
   Net loss                                             ($2,997)       ($5,137)              ($6,855)      ($12,318)
                                                        -------        -------               -------        -------
   Weighted average number of common
    shares outstanding during the period                  9,205          9,204                 9,200          9,163
   Add - Deferred shares                                     10             18                    10             18
                                                        -------        -------               -------        -------
   Weighted average number of shares used in cal-
    ulation of basic earnings per common share            9,215          9,222                 9,210          9,181
                                                        -------        -------               -------        -------

   Basic EPS                                             ($0.33)       ($0.56)                ($0.74)        ($1.34)
                                                        =======        =======               =======        =======
   Diluted:
   Net loss                                             ($2,997)       ($5,137)              ($6,855)      ($12,318)

Weighted average number of shares used in cal-
    culation of basic earnings per common share           9,215          9,222                 9,210          9,181
   Effect of dilutive stock options                           -              -                     -              -
                                                        -------        -------               -------        -------

 Weighted average number of shares used in cal-
 culation of diluted earnings per common share            9,215          9,222                 9,210          9,181
                                                        -------        -------               -------        -------

Diluted EPS                                              ($0.33)        ($0.56)               ($0.74)        ($1.34)
                                                        =======        =======               =======        =======

During the three and nine months ended September 30, 2001, no stock options were exercised. During the three months ended October 1, 2000, no stock options were exercised. For the nine months ended October 1, 2000, 258,005 options were exercised at a weighted average exercise price of $8.18.

NOTE H.  SEGMENT INFORMATION

During the first nine months of 2001 and 2000, substantially all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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


The following tables show segment information for the nine months ended September 30, 2001 and October 1, 2000.


------------------------------------------------------------------------
                                            Sept. 30,       Oct. 1,
(In thousands)                                2001           2000
------------------------------------------------------------------------

Business Segment Net Revenue (Loss)
  Switching                                  41,774         40,977
  Messaging                                  11,631         17,123
  CTI & Other                                 7,853         14,701
                                            -------        -------
    Net sales                               $61,258        $72,821
                                            =======        =======

-------------------------------------------------------------------
                                        Sept. 30,       Oct. 1,
(In thousands)                            2001           2000
-------------------------------------------------------------------

Business Segment Profit
 Switching                               $ 13,361      $  12,535
 Messaging                                  6,940          8,164
 CTI & Other                                2,757         (3,033)
                                         --------      ---------
    Gross profit                           23,058         17,666
  Operating expenses                       29,648         34,910
  Interest expense, net                     2,119          1,968
  Miscellaneous expense - net                 245            228
 Gain on sale of assets                   ( 2,099)             -
                                         --------      ---------
    Loss before income taxes              ($6,855)      ($19,440)
                                         ========      =========


                                          Sept. 30,     Dec 31,
 (In thousands)                             2001         2000
------------------------------------------------------------------

Business Segment Assets
  Switching                              $ 27,792      $  47,985
  Messaging                                 8,361          7,129
  CTI & Other                               9,845          8,468
  Unallocated                              14,860          7,596
                                         --------      ---------
      Total                              $ 60,858      $  71,178
                                         ========      =========
Business Segment Liabilities
  Switching                              $  2,181      $   5,642
  Messaging                                    63         2,711
  CTI & Other                               1,472            995
  Unallocated                              52,482         50,315
                                         --------      ---------
Total                                    $ 56,198      $  59,663
                                         ========      =========



                                          Sept. 1,      Oct. 1,
(Dollars in thousands)                      2001         2000
------------------------------------------------------------------

Business Segment Property, Plant
 and Equipment
  Depreciation
    Switching                            $  1,173      $   1,857
    Messaging                                  27            205
    CTI & Other                               220             78
    Unallocated                               486            365
                                         --------      ---------
      Total                              $  1,906      $   2,505
                                         ========      =========
  Additions
    Switching                            $      -      $   1,657
    Messaging                                  15            484
    CTI & Other                                               38
    Unallocated                                80            447
                                         --------      ---------
      Total                              $     95      $   2,626
                                         ========      =========

---------------------------------------------------------------------------

NOTE I.  COMMITMENTS AND CONTINGENT LIABILITIES

On March 5, 2001, William Grover, formerly a senior vice president of the Company, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million plus interest. Among other things, Mr. Grover claims that the Company's for-cause termination of his employment was unjustified and that Mr. Grover is therefore entitled to all benefits accrued to him pursuant to the Company's executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia because Mr. Grover's state law claims against the Company are preempted by federal law, specifically ERISA. Presently, Mr. Grover is seeking to remand the case back to state court. The Company believes it has adequate substantive and procedural defenses against all claims made against it in this matter and no amounts have been accrued.

On June 30, 2001 the Company notified William Mustain, the Company's former Chief Executive Office, that, among other things, the Company would not make the June 30, 2001 payment of $551,000 from the non-qualified pension plan ("SERP") to him. Under the severance agreement, executed in 2000 with Mr. Mustain, the Company is not obligated to make payments, if the Company's financial situation does not permit payment, until such time the Company is financially able to do so. The severance and SERP amounts due were accrued in prior years.

On September 28, 2001, Baisch & Skinner, Inc. ("Baisch") filed suit against the Company and a second defendant, Barron Communications, Inc. ("Barron") in St. Louis County, Missouri, alleging multiple counts of breach of contract and breach of warranty in connection with an agreement involving the installation by Barron of a communications system at Baisch's place of business. The suit seeks approximately $78,000 in compensatory damages and unspecified incidental and consequential damages, interest and costs. The Company believes it has ample defenses to the claims alleged in this matter, and no amounts have been accrued.

On October 2, 2001, ePHONE Telecom, Inc. filed for arbitration against the Company in Washington, DC, alleging fraud in the inducement, among other things, arising from the Company's alleged breach of an asset purchase and software license agreement (See Note D). ePHONE seeks rescission of the agreement and a return of the full amount of $2.7 million paid to the Company thereunder. The Company intends to vigorously defend itself against ePHONE's allegations and has filed a counterclaim against ePHONE asserting that the agreement is now in default and therefore terminated based on ePHONE's failure to pay an amount for royalties in excess of $200,000 under the agreement. No amounts have been accrued.

NOTE J. RESTRUCTURING

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000.

Significant terms of the restructuring plan ("Plan") included outsourcing the manufacturing operations, reducing the Company's workforce and selling the head-quarters and manufacturing facility. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000; another 222 employees were notified as of December 28, 2000 that their positions would be eliminated in fiscal 2001. The employees to be terminated were part of the manufacturing function and related general and administrative positions in Charlottesville, Virginia. As of September 30, 2001, a total of 321 employees have been terminated, as part of the Plan.

As of December 31, 2000, the Company accrued severance and related benefits in the amount of $2.4 million related to the Plan. During the nine months ended September 30, 2001, the Company made cash severance payments of $1.8 million and has a remaining obligation of $0.6 million related to severance and related benefits, which will be paid during the remainder of 2001 as in-house manufacturing is further reduced. These amounts are included in accrued payroll and related expenses in the accompanying September 30, 2001 consolidated financial statements.

On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. The plan was designed to achieve certain operational and financial efficiencies throughout the organization.

Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Accordingly, reductions were made across several departments including sales, finance, manufacturing, engineering, and technical support. Thirty employees in total were terminated. Employees were notified as of September 28, 2001 that their positions had been eliminated.

As of September 30, 2001, the Company accrued severance and related benefits in the amount of $0.4 million related to the second restructuring plan. These amounts are included in the accrued payroll and related expenses in the accompanying consolidated financial statements. No amounts related to this plan have been paid out as of September 30, 2001.


NOTE K.  SUBSEQUENT EVENTS

In October 2001, the Company reached a settlement of a lawsuit filed against the Company by Rates Technology, Inc. ("RTI"). According to the settlement agreement, the Company will pay an amount not in excess of $500,000 by a promissory note payable in quarterly installments through August 2004 in exchange for dismissal of the suit against the Company and King Technologies, Inc. ("King"). King had been named as an additional defendant in the suit under an amendment by RTI to its initial complaint. The specific financial terms of the settlement are confidential. This settlement arose out of the suit filed by RTI on June 12, 2001, in the Eastern District of New York, alleging that certain Comdial products infringed a patent known as the `308 patent, held by RTI. The settlement will be accrued in the quarter ending December 31, 2001.

On October 12, 2001, the Company signed a promissory note with one of its suppliers that converts $2.1 million in accounts payable owed to the supplier to a long-term note. The note bears interest at 7.5% per annum. Principal and interest payments are due monthly through June 2003.

In October 2001, Comdial entered into an agreement to sell its Avalon product line to a third party. Significant terms of the contract include conditional exclusivity of the rights and technology associated with the Avalon product, license fees to be paid to Comdial over a three-year period, and assignment of open customer contracts. The Company is still in the process of completing the assignment of contracts to the purchaser. The Company estimates a loss of approximately $150,000 on the sale based upon the contracts assigned to date.


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

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and the Company commenced implementation during the fourth quarter of 2000. Significant terms of the Restructuring Plan included outsourcing the Company's manufacturing operations, reducing the Company's workforce and selling the Company's headquarters and manufacturing facility. See Note J to the Consolidated Financial Statements.

Comdial is a Delaware corporation based in Sarasota, Florida. Comdial's Common Stock is traded on the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") in the National Market(R) under the symbol, CMDL.

Revenue and Earnings

Third Quarter 2001 vs. 2000

Comdial's net sales decreased by 5% for the third quarter of 2001 to $22.9 million, compared with $24.0 million in the restated third quarter of 2000. This decrease was primarily the result of certain promotional pricing initiated by Comdial for some of its products to improve the value to its customers. The DSU and FX key system prices were reduced as well as an across the board reduction in the price for phones. The promo's were introduced in the first quarter and continued through the third quarter. The Company believes that the DX-80 offers its customers significant value based on its features and attractive price point.

The Company's street sales, (i.e. sales from the Company's distributors to the Company's dealers) were lower versus the third quarter last year, unchanged from the second quarter of this year. The Company no longer has any of the product shortages that it experienced during the first and second quarter of this year.

The Company has an additional outsourcing partner and they are now delivering products.

Gross profit increased by 72% for the third quarter of 2001 to $7.3 million, compared with $4.3 million in the third quarter of 2000. Gross profit, as a percentage of sales, increased from 18% for the third quarter of 2000 to 32% for the same period of 2001. These absolute and relative gross profit increases were primarily due to the savings generated from the Company's redefined product line as well as cost savings achieved in connection with the implementation of the Plan, including the Company's outsourcing and the significant reduction in indirect expenses related to manufacturing operations. As compared to the second quarter, Gross profit declined due to lower sales of in-house manufactured products, the return of products from Ingram-Micro, and some additional promotions for the DX-80 which ended in October 2001.

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

Selling, general and administrative expenses decreased for the third quarter of 2001 by 22% to $7.2 million, compared with $9.2 million in the third quarter of 2000. This decrease resulted from downsizing the work force and relocating the headquarters operations for Comdial to the facility in Sarasota in accordance with the Plan. The consolidation of administrative, information technology, finance and sales and marketing functions created a more efficient use of corporate infrastructure and eliminated redundant costs.

Engineering, research and development expenses for the third quarter of 2001 increased slightly by 1% to $1.53 million, compared with $1.52 million for the third quarter of 2000.

Interest expense increased for the third quarter of 2001 by 12% to $0.8 million, compared with $0.7 million in the third quarter of 2000. This was due to lower levels of debt during 2001 offset by higher interest rates and interest expense related to the restructure of lease payments with Relational Funding.

On September 28, 2001, due to the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a restructuring plan. The Plan included downsizing the current workforce by an additional thirty employees. As of September 30, 2001, the Company accrued severance and related benefits of $0.4 million relating to the Plan.

Income tax benefit decreased for the third quarter of 2001 to zero compared with a tax benefit of $3.1 million for the same period 2000. This decrease was due to the Company's assessment in 2001 that it was more likely than not that the income tax benefit would not be recognized due to the negative evidence, as defined by FAS 109, of cumulative losses.

The net loss decreased by 42% for the third quarter of 2001 to $2.8 million, compared with a restated net loss of $5.1 million for the same period in 2000. This decrease was primarily attributable to the increased product margins and lower selling, general and administrative expenses for the quarter, offset by the loss on the disposal of a significant portion of its manufacturing equipment during the second quarter 2001.

First Nine Months of 2001 vs. 2000

The Company's net sales decreased by 16% for the first nine months of 2001 to $61.3 million, compared with $72.8 million for the same period in 2000. This decrease was attributable to the decrease in sales for the first quarter of 2001 which was attributable in part to the continued efforts to decrease inventory levels at the supply houses; and the decrease in sales in the third quarter as a result of the events of September 11, 2001.

Gross profit increased by 31% for the first nine months of 2001 to $23.1 million, compared with $17.7 million for the same period of 2000. Gross profit margin, as a percentage of sales, increased to 38% for the first nine months of 2001 as compared to 24% for the same period 2000. The increased gross profit margins were attributable to the savings generated from the redefined product line as well as to cost savings achieved due to outsourcing.

Selling, general and administrative expenses decreased for the first nine months of 2001 by 19% to $22.6 million, compared with $27.7 million for the same period of 2000. This decrease resulted from downsizing the workforce of the Company and relocating the headquarters for the information technology, finance and sales and marketing functions.

Engineering, research and development expenses for the first nine months of 2001 increased by 08% to $5.2 million, compared with $4.8 million for the same period of 2000. The increase corresponds to new products that were either in testing or were scheduled for release in the first half of 2001. These include IP-based networking and fiber connectivity for the FX, new IMAP4 protocol support for Interchange(TM), and the IP telephone.

Interest expense for the first nine months of 2001 increased 8% for the first nine months of 2001 to $2.1 million, as compared to $1.9 million for the same period of 2000. The increase was due primarily to an increase in the average interest rates of the revolver and term loan. As of September 30, 2001 and October 1, 2000, Comdial's borrowing rates were 9.00% and 7.37%, respectively. The effect of the increase in interest rates was offset by a $4.5 million decrease in the average debt outstanding for the first nine months of 2001, as compared to the same period of 2000.

The gain on the sale of assets of $2.1 million relates primarily to the Company's sale and leaseback of its headquarters and manufacturing facility during the first quarter of 2001. An additional $2.2 million of gain was deferred and is being recognized over the term of the Company's lease.

Income tax benefit decreased for the first nine months of 2001 to zero as compared to a tax benefit of $7.1 million for the same period of 2000. The decrease is due to the Company's assessment in 2001 that it was more likely than not than the income tax benefit would not be recognized due to the negative evidence, as defined by FAS 109, of cumulative losses.

Net loss decreased 44% for the first nine months of 2001 to a loss of $6.8 million, compared to a net loss of $12.3 million for the same period of 2000. This decrease was attributable to increased margins, lower selling, general and administrative costs, and the gain on the sale and leaseback of the building.

Liquidity and Capital Resources:

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

                                               Sept.30,       Dec.31,
                                                 2001          2000
                                              ---------      --------

Cash and cash equivalents                     $  1,933       $  2,428
Current maturities on debt                      23,519         24,848
Working Capital (deficiency)                   (12,347)       ( 7,993)

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

As of September 30, 2001, the Company's cash and cash equivalents were lower than December 31, 2000 due primarily to the timing of deposits and payments.

Working capital deteriorated from December 31, 2000 by $4.3 million, primarily due to the increase in accounts payable. Accounts payable increased due to slower payments to vendors and due to an increase in payments to the Company's outsourcing partners.

Due to a variety of circumstances, and the magnitude of payable amounts, the Company is continuing to work with its vendors to restructure repayment terms sufficient to enable the Company to meet other working capital requirements. The Company also will continue to work with major customers to structure repayment terms for rebates and other commitments. There can be no assurances that these discussions will be successful or that the Company will be able to meet its working capital needs.

Inventories would have been reduced more, however, a major supplier of raw materials and components delivered a last time buy purchase of phone chips for $1.6 million during the second quarter. The Company committed this last time purchase in 1999. The Company expects to consume these chips over a two to three year period based on current projections of telephone sales. The Company has worked out a payment schedule with the supplier.

Capital additions for the nine months totaled $0.1 million. As a result of outsourcing the majority of the manufacturing operations, Comdial expects its capital expenditures to be less than $0.2 million for the year 2001.

Comdial has a commitment from Bank of America for the issuance of $5.0 million in letters of credit as a sub facility under the Amended and Restated Credit Agreement. As of September 30, 2001, there were no outstanding or available amounts. In addition to the $5.0 million facility, Bank of America has issued two letters of credit outside the Amended and Restated Credit Agreement. The first one is for the purchase of products coming from an overseas manufacturer for $1.2 million; the second one is a declining letter of credit backing the monthly lease payments related to the Company's former headquarters in Virginia. The initial amount was for $0.5 million and is expected to be eliminated by the end of the year.

As of September 30, 2001, the Company was in default of its EBITDA covenant under the Bank of America credit facility, and did not make the required $1.4 million principal payment to Bank of America due on September 30, 2001. Bank of America has agreed to a forbearance agreement forbearing the EBITDA covenant and the principal payments due September 30 and December 20, 2001, and maintaining the over-advance in addition to available collateral under the Revolver at $2.5 million through December 31, 2001 versus a step-down to $0 million by the end of the year. The forbearance agreement contains certain restrictions primarily related to monthly EBITDA levels, which if not adhered to could put the Company back into default. The Company has hired Raymond James & Associates, Inc. to assist with the debt restructuring.

Although the Company has undertaken a restructuring plan to improve its operations and reduce costs, the Company can make no assurances that this restructuring plan will be successful in returning the Company to profitability. In the event operating losses continue and or increase or future positive cash flows are not realized, the Company's available cash may not be sufficient and it will need to seek to sell additional equity or debt securities, refinance its existing credit facilities or obtain additional credit lines from financial institutions to meet its liquidity and capital requirements.

The sale of equity securities or convertible debt securities could result in significant additional dilution to the Company's shareholders. There is no assurance that the Company will be able to obtain additional capital or financing in amounts or on terms acceptable to the Company, if at all, or on a timely basis.

The Company currently anticipates that the above sources of cash combined with expected availability under its Revolver assuming waiver of the Company's defaults or lack of action by Bank of America to demand payment or prohibit borrowings will be sufficient to fund its expected working capital and capital expenditures requirements other than the severance payments to the former CEO and royalty payments to Lucent, as discussed below for at least the next six
(6)months when the revolver and term loan mature. Without the availibility under the Revolver or a debt restructuring, the Company's immediate access to additional cash will likely be limited to that which can be generated from operations or sale of other assets. However, if Bank of America and the Company are unable to restructure the debt or provide additional waivers by January 15, 2002, or if the Company is unable to realize future positive cash flow, the Company may need to raise additional funds through other sources, including funding from the sale of assets, or the sale of debt or equity securities. If such funds are needed, there can be no assurance that additional funding will be available or whether it will be available on terms satisfactory to the Company.

Other Financial Information

During the first nine months of 2001 and 2000, substantially all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

NASDAQ REQUIREMENT
------------------

The NASDAQ Stock Market ("NASDAQ") has requirements for continued listing, including a requirement that the minimum bid price per share of the stock of each listed company not fall below $1.00 for any 30 consecutive trading day period, and a further requirement that listed companies maintain net tangible assets of at least $4 million, or alternatively, at least $10 million in shareholders' equity. The Company was notified on August 9, 2001 by NASDAQ that it was not in compliance with the minimum bid price requirement and that it could be de-listed from NASDAQ if the bid price was not at least $1.00 for a minimum of 10 consecutive days before November 7, 2001. Further, on August 24, 2001, NASDAQ notified the Company that it was not in compliance with the net tangible assets/minimum shareholder equity requirement, and the Company could be de-listed if it did not provide a plan by September 7, 2001, that would adequately demonstrate the Company's ability to satisfy such standard. On September 7, 2001, the Company submitted a plan addressing the steps the Company intended to take in order to meet all of NASDAQ's continued listing requirements. On October 9, 2001, NASDAQ informed the Company that its compliance plan failed to adequately address the Company's ability to meet the net tangible assets/minimum shareholder equity requirement and that the Company would be de-listed from NASDAQ effective October 17, 2001. Also on October 9, 2001, under separate cover, NASDAQ notified the Company that it had suspended enforcement of its minimum bid price requirement for all NASDAQ-listed companies until January 2, 2002.

On October 15, 2001, the Company notified NASDAQ of its intent to appeal NASDAQ's de-listing decision, and on October 16, 2001, NASDAQ notified the
Company that it had stayed de-listing pending a hearing on the matter, the scheduled date for which was November 15, 2001. At such hearing, the Company was required to demonstrate its ability to achieve compliance with the net tangible assets/minimum shareholder equity requirement, and to sustain long term compliance with all of NASDAQ's continued listing requirements. The Company believes it has met the burden of demonstrating its ability to comply with NASDAQ's listing requirements. However, there is a substantial possibility that it will not be able to do so and that it will be de-listed. The Company is awaiting the decision from the NASDAQ.

"SAFE HABOR" STATEMENT UNDER THE PRIVATE SECURITIES LIGITATION REFORM ACT OF
 1995

Some of the statements included or incorporated by reference into Comdial's Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by its officers or agents, including this form 10-Q, are forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the Company's ability to prevent continued losses, the impact of competitive products, product demand and market acceptance risks, market fluctuations caused by general economic conditions, the successful outsourcing of manufacturing, the successful execution of the Company's restructuring plan, successful restructuring of the Company's bank debt by January 15, 2002, successful negotiation of new financing to replace the current bank debt by January 15, 2002, or obtaining new waivers of debt covenant violation and/or renegotiating such covenant by January 15, 2002, the Company's reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products, and other risks detailed from time to time in Comdial's filings with the Securities and Exchange Commission. These risks could cause Comdial's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Comdial. Comdial undertakes no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

                      COMDIAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 3. Defaults Upon Senior Securities - See Notes F and J of the Consolidated Financial Statements contained in Part I, Item 1 above


ITEM 4. Legal Proceedings - See Note I of the Consolidated Financial Statements contained in Part I, Item 1 above


ITEM 5.  Exhibits and Reports on Form 8-K.
 (a)
         3.  Exhibits Included herein:
                   NONE


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


                               Comdial Corporation
                              -------------------
                                  (Registrant)




                         By:  /s/ Paul K. Suijk
                            --------------------------------
                                  Paul K. Suijk
                              Senior Vice President
                           and Chief Financial Officer




                             Date: November 14, 2001