Form 10-K
period 2001-12-31
COMDIAL CORP
filed 2002-04-01
CIK 230131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     (INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

   106 CATTLEMEN ROAD SARASOTA, FLORIDA                        34232
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (941)922-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

               TITLE OF CLASS COMMON STOCK (PAR VALUE $0.01 EACH)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002, was approximately $5,706,991 (See Item 5). The number of shares of Common Stock outstanding as of March 18,2002, was 9,204,824.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Comdial's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, is incorporated by reference under Part III of this Form 10K.


                               TABLE OF CONTENTS

Part I
Item 1.                Business                                                3
                         (a) General Development of Business                   3
                         (b) Financial Information About Industry Segment     11
                         (c) Narrative Description of Business                12

Item 2.                Properties                                             17

Item 3.                Legal Proceedings                                      18

Item 4.                Submission of Matters to a Vote of Security Holders    19


Part II

Item 5.                Market for Registrant's Common Equity and Related
                       Stockholder Matters                                    20

Item 6.                Selected Financial Data                                20

Item 7.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    21

Item 7A.               Quantitative and Qualitative Disclosures About
                       Market Risk                                            33

Item 8.                Financial Statements and Supplementary Data            33

Item 9.                Changes in Accountants                                 60

Part III

Item 10.               Directors and Executive Officers of the Registrant     62

Item 11.               Executive Compensation                                 62

Item 12.               Security Ownership of Certain Beneficial Owners
                       and Management                                         62

Item 13.               Certain Relationships and Related Transactions         62

Part IV

Item 14.               Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K                                    63


PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

Comdial Corporation (together with its subsidiaries, "Comdial" or "the Company"), is a Delaware corporation formerly based in Charlottesville, Virginia. During the first quarter 2001, Comdial moved its corporate headquarters to Sarasota, Florida. Comdial was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982 when it acquired General Dynamics Telephone Systems Center, Inc. (formerly known as Stromberg-Carlson Telephone Systems, Inc.), a wholly owned subsidiary of General Dynamics Corporation. Comdial's common stock is traded in the Nasdaq SmallCap Market(R) of the National Association of Security Dealers Automated Quotation System ("Nasdaq(R)") under the symbol, "CMDL".

Comdial(R) designs and markets sophisticated voice communications solutions for small to mid-sized offices. Comdial products consist of business telephone systems, unified and voice messaging, call processing, and computer telephony integration solutions. Comdial currently has an installed base of approximately 375,000 telephone systems, 4 million telephones and 80,000 messaging systems.

During 2001, Comdial was comprised of three major business segments:(1) voice switching, (2) messaging, and (3) computer telephony integration ("CTI") applications and other.

RECENT DEVELOPMENTS

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the "First Amendment") which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2003.

The First Amendment changed the schedule of principal payments on the Term Loan balance. The term note will start amortizing in September 2002 using a 36-month amortization schedule. The First Amendment also changed the applicable interest rate to an interest rate based on the Prime Rate plus a specified margin. Effective as of March 6, 2002, the interest rate is equal to the Prime Rate plus four percent. As of March 6, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

Comdial's indebtedness to Bank of America under the Credit Agreement, as amended by the First Amendment is secured by liens on all of Comdial's properties and assets. The First Amendment modified the financial covenants relating to consolidated net income and contained other covenants related to consolidated net worth and cross default provisions. The First Amendment also provided for the waiver of all 2001 violations and defaults.

In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the "Preferred Stock"). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio will be reduced to as low as 500,000 shares of common stock in the event Comdial elects to pay down the Term Loan by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America's Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash or 10 percent if paid in common stock, at the election of Comdial. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement which will require the Company to register such shares of common stock for resale in the public market upon request.

In the first quarter of 2002, the Company reached agreements with certain vendors and other creditors to forgive $7.1 million in current non-bank obligations, net of fees payable to the debt management firm that the Company hired to assist with these efforts. These liabilities included amounts owed to a former distributor of the Company's products, several component parts suppliers and a seller of industrial equipment. The gains on forgiveness of $4.6 million will be recognized in 2002.

Included in the non-bank obligations reduction is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002.

On March 21, 2002, the Company and Relational Funding Corporation and its assignees (collectively "RFC") reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. In addition, Comdial agreed to provide RFC warrants to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which have an estimated fair market value of approximately $0.1 million.

RESTRUCTURING

In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced
during the fourth quarter of 2000.   Significant terms of the restructuring plan
("the Plan") included outsourcing the manufacturing operations, reducing the Company's workforce and selling the headquarters and manufacturing facility in Virginia. The primary objectives of the Plan were:

1. Consolidation of business units
2. Reorganization of the management team
3. Reorganization of functional departments
4. Relocation/consolidation of headquarters operations
5. Outsourcing of the manufacturing operations
6. Sale of the Virginia manufacturing facility
7. Streamlining product lines
8. Achievement of overall cost savings and efficiencies

CONSOLIDATION, REORGANIZATION AND RELOCATION

During 2000, each of the four strategic business units within Comdial: CCC, KVT, CES, and CBCC/Array, had its own engineering, finance, information technology ("IT"), marketing and administrative functions. Comdial determined that this structure was not sufficiently effective with respect to the Company's strategic objectives. Consequently, from a functional standpoint, CCC, KVT, and CES were combined under the Comdial Corporate umbrella during the first quarter of 2001. In conjunction with this combination, management and functional departments were also reorganized to create a more efficient use of common corporate infrastructure and eliminate redundant functions.

After approving the Plan, management immediately began to identify potential outsourcing partners and downsize its current workforce. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000, another 222 employees were notified as of December 28, 2000 that their positions would be eliminated during 2001. As of December 31, 2001 a total of 342 employees have been terminated as part of the Plan. (See Note 15 to the Consolidated Financial Statements).

The relocation and consolidation of certain functions from Virginia to Florida was substantially completed during the first quarter of 2001. The Company achieved significant cost savings during 2001 due to the consolidation of administrative, information technology, finance, and sales and marketing functions.

OUTSOURCING MANUFACTURING OPERATIONS

In January 2001, the Company entered into an agreement with an overseas manufacturer to produce a cost-competitive small key system to supplement the Company's offerings.

In February 2001, the Company entered into an agreement with a domestic manufacturer to outsource certain of its existing manufacturing operations. During 2001, the Company transitioned a significant portion of its manufacturing operations to this manufacturer.

In August of 2001, the Company added a third manufacturing outsource partner, also foreign-based, to allow for increased capacity of its telephone manufacturing requirements.

At the present time, the Company believes it has a sufficient number of outsource manufacturers. However, the Company will continue to look at alternative manufacturers to ensure it receives the best product value for its customers.

The Company does not own any equity interests or provide any form of debt financing to its outsourcing partners.

SALE OF VIRGINIA FACILITY

On March 9, 2001, the Company sold its Virginia manufacturing facility in a sale leaseback. The Company is leasing approximately 120,000 square feet of space for low volume board production, light assembly work, warehousing, engineering, and technical services functions under a three year agreement.

STREAMLINING PRODUCT LINES AND COST SAVINGS

During the fourth quarter of 2000, the Company undertook a rigorous analysis of the number of telephone and circuit boards it marketed to its customers. As a result, Comdial has significantly reduced the number of telephone models available by discontinuing items with low demand and/or redundant items. Low demand versions of circuit cards used in the FX(tm) and DXP(tm) systems were also eliminated. During 2001, Comdial streamlined the number of telephones offered in conjunction with its digital systems from over 50 models to 8. Likewise, the number of key system model numbers was also reduced from thirteen to six. The Company has benefited as a result of this streamlining. More volume concentrated on fewer products has reduced product cost and inventory levels, while making the product lines easier to configure, warehouse and sell.

EVENTS OF SEPTEMBER 11, 2001 AFFECT COMDIAL SALES

On September 28, 2001, management and the Board approved and executed a second restructuring plan in response to the downturn in the economy and the events of September 11, 2001. This second plan was designed to achieve certain operational and financial efficiencies throughout the organization. The Company also developed a contingency plan to quickly react if the disaster proved to cause more serious economic effects to the company.

Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Accordingly, reductions were made across several departments including sales, finance, manufacturing, engineering, and technical support. Thirty employees in total were notified that their positions had been eliminated on September 28, 2001.

During the month of October, it became clear to management that further restructuring was required and that the Company's contingency plan must be implemented. Accordingly, a third restructuring plan was announced in November 2001. The Company decided to make some fundamental changes to the engineering department, as well as cut expenses further in light of the events of September 11, and the effects that this event had on the sales of its products. The Company announced that it would be outsourcing the entire production and assembly work presently being conducted in Charlottesville. The Company announced it would eliminate more than 75 positions between November 2001 and April 2002 as it totally exits manufacturing.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-K, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may", "will", "anticipates", "expects", "intends", "plans", "believes", "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. Some of the risks and uncertainties include, but are not limited to:

     . any inability to stem continued operating losses and to generate positive cash flow;

     .  any adverse impact of competitors' products;

     .  delays in development of highly complex products;

     .  lower than anticipated product demand and lack of market acceptance;

     .  adverse market fluctuations caused by general economic conditions;

     . any negative impact resulting from the outsourcing of manufacturing and the continued risks associated with outsourcing;

     .  any lack of success of our restructuring plans;

     . any inability to meet our restructured debt obligations to Bank of America, N.A., including, without limitation, compliance with all applicable covenants;

     . any inability to renegotiate on favorable terms or otherwise meet our obligations to suppliers and other creditors;

     .  the risk of de-listing from the Nasdaq SmallCap Market;

     .  unfavorable outcomes in any pending litigation;

     .  any inability to form or maintain key strategic alliances;

     .  our inability to raise capital when needed;

     .  any continued reductions in our liquidity and working capital;

     . the significant dilutive effect on existing stockholders of issuances of stock to Bank of America and other creditors;

     . any adverse impact to the market of our stock if Bank of America elects to sell a material amount of shares;

     .  any negative impact resulting from our downsizing of our workforce;

     .  unanticipated liabilities or expenses;

     .  the availability and pricing of parts and components;

     . other risks detailed from time to time in our filings with the Securities and Exchange Commission.

These risks could cause our actual results for 2002 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

OUTSOURCING RISKS

As part of its restructuring program, Comdial outsourced substantially all of its manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and Florida. It is expected that all manufacturing will be outsourced by the end of the second quarter of 2002. Outsourcing carries certain risks which include, but may not be limited to: the financial solvency, labor concerns and general business condition of Comdial's outsourcing contractors, political, legal and economic conditions, language and cultural barriers, trade barriers, currency fluctuations and changes in regulatory requirements related to foreign locations, risks of fire, flood or acts of God affecting manufacturing facilities and Comdial's ability to meet its financial obligations to our outsourcing contractors. In addition, Comdial's outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to the Company's dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of its outsourcing contractors could have a material adverse effect on Comdial's business and financial results.

INDUSTRY BACKGROUND

Comdial's primary business and product offerings fall into three categories: (1) voice switching systems, (2) voice messaging systems, and (3) computer telephony integration ("CTI") applications that incorporate voice messaging and voice processing products with advanced computer technologies and/or Internet applications. All of these businesses are focused on small- to medium-sized offices, are highly competitive and are influenced by trends and events in technology, regulation and the general economy.

VOICE SWITCHING SYSTEMS

Comdial produces and markets digital voice switching systems known as key/hybrid systems. Historically, voice-switching systems were categorized as either key/hybrid systems or Private Branch Exchanges ("PBXs"). Key/hybrid systems are typically purchased by small- to medium-sized offices of small to large organizations with 3 to 500 employees per location or branch office, while larger businesses with more than 500 employees in one location typically purchase PBXs. However, design advances in key/hybrid systems and PBXs in recent years have blurred the distinction between the two systems. As key/hybrid systems continue to evolve, they increasingly encroach on the domain of the traditional PBXs, and vice versa.

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

Due to the voice and data convergence phenomenon, data access to Internet Protocol (IP) networks and the Internet as a type of access point is becoming increasingly important in voice switching systems. As part of this technology change the emergence of IP-based terminal devices such as IP telephones are becoming an important component in the Company's product portfolio. Data access points are available for trunks, terminal devices and networking. The Company accomplishes this with an IP media board that supports voice over IP (VoIP) protocols. The Company has developed an IP telephone, which is currently manufactured by one of its outsourcing partners.

The 2001 enterprise communications market size dramatically decreased by 24.3 percent in terms of number of systems shipped. Comdial's systems shipped remained approximately flat year over year at -0.2 percent. The first half of 2001 resulted in a 12.6 percent decrease, while Comdial improved in the second half by increasing units shipped by 14.3 percent year over year. For the year, Comdial increased its market share by approximately 31.9 percent from approximately 4.1 percent to 5.5 percent. The Company is ranked seventh behind Avaya, Panasonic Company, Nortel, NEC, Inter-tel, and Toshiba, according to the Phillips Infotech, Enterprise Communications Fourth Quarter 2001 Report.

The domestic demand for traditional key/hybrid switching systems, as projected by Phillips Infotech, a leading industry market analyst firm, is expected to decline 27.6 percent, decline 4.1 percent, and increase 3 percent in 2001, 2002, and 2003, respectively. Per the same firm, the key/hybrid market is expected to generate revenues of approximately $1.53 billion, $1.45 billion, and $1.48 billion in 2001, 2002, and 2003, respectively.

The PBX switching systems market, where Comdial has no product offerings, is expected to decline 27.2 percent, decline 5.1 percent, and remain unchanged in 2001, 2002, and 2003, respectively. The PBX market is expected to generate revenues of $2.89 billion, $2.71 billion, and $2.66 billion in 2001, 2002, and 2003, respectively, according to the Phillips Infotech, Enterprise Communications Third Quarter 2001 Report.

The IP PBX switching market in terms of stations shipped, a market that Comdial introduced new products to in late 2001, is expected to grow 202 percent, 40.8 percent, and 47.8 in 2001, 2002, and 2003, respectively. This projected growth translates into revenues of approximately $757 million, $984 million, and $1.37 billion in 2001, 2002, and 2003, respectively, according to the Phillips Infotech, Enterprise Communications Third Quarter 2001 Report.

The year 2002 and 2003 projected declines in the key/hybrid and PBX markets are primarily due to the adoption of IP PBX systems. In 2001, Comdial gained market share in the key/hybrid market and started selling in the emerging IP PBX segment. The Company believes it is well positioned to compete effectively in both markets. The Company's FX IITM product is classified as a converged IP telephony system and provides customers with the option of deploying circuit switched and/or packet switched solutions. The FX II is Comdial's key entry to the projected high growth IP PBX market.

VOICE MESSAGING

As the market for voice processing systems has matured, a new variation known as "unified messaging" has evolved. Unified messaging provides a means of storing voice and fax messages along side email messages in a single location (such as the "inbox" associated with Microsoft(R) Outlook(R) in-box). Unified messaging enables a system user to play voice mail messages (using the sound capabilities of their PC) at the same time the user is picking up their email messages. The user can also annotate, store and forward voice messages in the same manner as e-mail messages. Unified messaging also allows the user to listen to voice messages via the telephone and also listen to e-mail messages via the telephone through the use of sophisticated text-to-speech software. The unified messaging "in-box" is a multimedia store for voice, fax and e-mail messages. In 1999, Comdial introduced iNTerchange(TM), its unified messaging system combining voice mail, fax, and e-mail. Comdial's iNTerchange unified messaging system is available in several sizes and configurations. iNTerchange integrates with Microsoft(R) Exchange and other popular e-mail servers. According to IDC's February 2001 press release, the number of UM mailboxes is projected to increase from 1 million in 1999 to more than 38 million in 2004. Vendor revenues in this market are expected to jump from $132 million to nearly $2 billion during this time. iNTerchange, in combination with Corporate Office(TM), Comdial's mid-market offering, and Debut(TM), its entry-level product, constitute a complete range of voice processing solutions. These products provide voice processing for applications ranging in size from 2 to 64 ports. Most Comdial sales are in the 2 to 8 port range, corresponding with the needs of small to mid-size offices that are Comdial's primary markets.

According to Phillips Infotech in terms of systems shipped, for the year ending 2000, Comdial with its subsidiary key voice was ranked fourth with 6.4 percent market share behind Avays, Nortel, and Active Voice. For the first half year 2001 (year-end 2001 figures have not yet been released), the Company was ranked sixth with 4.3 percent market share behind Avays, Nortel, Panasonic, NHC (via its acquisition of Active Voice), and Toshiba. Comdial believes that its second half performance will boost its voice mail market standings.

COMPUTER TELEPHONY INTEGRATION SOLUTIONS AND OTHER

Comdial has also developed sophisticated desktop software applications designed to run in a Microsoft Windows(R)/Outlook environment. Examples of these applications include Impact Attendant(TM), Impact Group(TM), and Impact Call(TM). All of these applications enable a PC user to visually monitor and control (transfer, hold, etc.) phone calls. The call control capabilities of these desktop applications are enabled by Comdial's "Enterprise" CTI link and WideOpen Office(TM), a server based program. The market for CTI products is very diverse and difficult to quantify. Most of Comdial's CTI sales derive from sales of the Company's switching and/or voice messaging products. Comdial has also developed products targeted at vertical markets. Two examples include the "Concierge(TM)", a hotel/motel targeted market, and "Avalon(TM)", an assisted living targeted market. Comdial sold its Avalon business in 2001 (discussed in greater detail in the following section) to a company focused exclusively in the health care market, who will now be a reseller of other Comdial equipment.

STRATEGY
Comdial seeks to expand sales and profits by:

  1. Focusing on its core competencies in the switching and messaging markets and introducing feature-rich and competitively priced products;
  2. Leveraging the core competency in communications technology to develop and introduce advanced IP telephony products and solutions;
  3. Leveraging its expertise in messaging and offering technologically advanced solutions like unified messaging at a competitive price point;
  4. Increasing profitability and penetration of government and national account opportunities through a channel-centric strategy versus the Company's direct model;
  5. Expanding voice processing software sales in international markets; and
  6. Adding recurring revenue opportunities by offering bundled solutions to users, which integrate Comdial hardware and software products with various service offerings.

PRODUCT OFFERINGS

Comdial currently offers digital business telephone systems, wired and wireless terminals, computer and telephony software applications, voice processing and unified messaging systems, Voice Over Internet Protocol ("VoIP"), and other products along with a variety of product enhancements. Comdial believes that it offers a competitive range of products enabling dealers to meet differing price and feature requirements. Comdial strives to introduce new products that meet the needs of a changing market.

Comdial currently provides the newly released DX-80(TM) and FX II(TM), plus the Impact FX(TM), DXP and DSU(TM) switching products. In 2001, Comdial introduced the DX-80 digital key system and the FX II digital key system. The DX-80 and the FX II are expected to continue to cannibalize sales of the DXP and DSU, which Comdial plans to retire in 2002. The DX-80 is positioned for the lower end of the small to medium office market and provides a unique set of features at a very competitive price coupled with easy installation and operation.

The FX II appeals to a broad range of customers due to its robust advanced feature set and scalability. Businesses with as few as 10 people can afford the FX II. The FX II is Comdial's most current and sophisticated switching platform. The FX II is expandable to 560 ports. The FXII differs from Comdial's other switching platforms in that it is more "open" and more software-intensive. The FX II is a rack mountable version of the FX platform. FX II is designed to provide a lower initial cost of entry for customers who desire the sophisticated features including IP gateway functionality, support for IP telephones and digital trunk capabilities. The rack mount design provides convenient installation alongside other rack-mounted IT equipment. Alternatively, the FX II can be wall mounted.

The introduction of the FX II provides Comdial with a competitive, feature-rich product offering that is scaleable though chassis expansion and networking, thereby servicing a broader range of customer size segments, which should result in improved sales.

The FX II supports fiber connectivity for chassis expansion. Fiber connectivity provides a fiber optic link between cabinets for optimal equipment placement in environments that can benefit from multiple cabinets in the same application, but separated by up to 2500 meters. Typical applications for fiber connectivity are campus environments and multi-level buildings.

The FX II's networking capabilities allow multiple locations to share one numbering plan and feature transparency throughout the network. This feature is important for applications where multiple locations require total integration of the communications system. For example, the FX II network design has enjoyed success in the campus environment of educational facilities.

In addition to the networking feature based on dedicated telecom facilities, the FX II also supports IP networking. IP networking allows the networking of switching systems over data facilities. This is important as voice and data now can share the same wide area or local area network reducing the total cost of ownership of the system by leveraging the existing facilities instead of separate facilities for data and telecom. Comdial provides for the use of multiple compression algorithms to best suit the users application and bandwidth requirements.

Comdial offers the iNTerchange(TM) unified messaging, Corporate Office, and Debut voice messaging systems. Comdial also provides CTI based products that work in conjunction with the FX and or DXP. These CTI products are "Concierge" for the hospitality industry, Enhanced Customer Service features for informal call centers, and QuickQ, which provides automatic call distributor ("ACD") functionality designed for more sophisticated call centers. Sales of these products constitute the majority of Comdial's CTI sales revenue.

PRODUCT DEVELOPMENT / NEW PRODUCTS

Comdial currently has a number of new products and product enhancements either in testing or scheduled for release during 2002. These include: new IMAP4 protocol support for iNTerchange, an enhanced IP telephone, a new voice processing platform for the DX-80, more advanced call center functionality for our Enhanced Customer Service feature, a new wireless telephone, a new CPU enhancement designed for advanced next generation functionality, enhancements to its line and station cards, as well as a next generation, open-standards-based product designed around Session Initiation Protocol ("SIP") and Microsoft's .NET initiative.

Throughout 2001 and beyond, Comdial plans to continue to evolve IP-based capabilities for both the switching and voice processing product lines. The Company plans to continue to enhance new technologies and incorporate them into existing products based on the maturity of the technology and customer perceived value-add.

PRODUCT DISTRIBUTION

The majority of Comdial's products are sold to the end-user through a network of Comdial authorized dealers. The Company has authorized dealers in every major metropolitan area in the U.S. These dealers purchase Comdial products from Comdial-authorized distributors. Use of the distributors enables Comdial to minimize receivables credit risk, sales administration and inventory. The distributors also make Comdial products widely available on a same-day or next-day basis. Comdial dealers benefit from having multiple sources from which they can obtain product on short notice, which keeps down the cost of the product to dealers and minimizes the need for dealers to maintain their own inventory.

Comdial is in the process of shifting most of its products into the distribution channel. In January 2002, it introduced all of its voice messaging and unified messaging products to the distributors as well as many telephony products that Comdial sold direct. This enhances the position of Comdial with respect to its warehousing, customer credit exposure and simplifies its dealer and rebate programs. In addition, Comdial is engaged in discussions with its distributors regarding how to migrate its direct national accounts and government sales to the distribution channel. This strategy will further reduce Comdial's receivables risk and increase geographic scope and coverage.

STRATEGIC ALLIANCES

Comdial plans to continue to evaluate strategic alliances where it can either generate more customers or enhance its product lines and utilize its distribution power through the dealer channel.


  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  During the fiscal years ended December 31, 2001, 2000, and 1999, substantially all of Comdial's sales, net income (loss), and identifiable net assets were attributable to the telecommunications industry. Additional information is included in Note 12 to the consolidated financial statements.

Product Sales Information:

The following table presents certain relevant information concerning Comdial's business segments for the periods indicated:


-----------------------------------------------------------
Years Ended December 31,
(In thousands)                    2001      2000       1999
-----------------------------------------------------------

-----------------------------------------------------------
Business segment sales:
Switching                      $53,511   $49,545   $ 81,868
Messaging                       15,183    28,014     38,907
CTI and other                    7,473    12,005     19,982
                               -------   -------   --------
            Net sales (a)      $76,167   $89,564   $140,757
                               =======   =======   ========
-----------------------------------------------------------

(a) During 2001, the Company classified certain sales rebates and incentives as a reduction of revenue. Previously, these incentives were classified as a selling, general and administrative expense. The Company has also reclassified such amounts for fiscal years 2000 and 1999 to conform to the 2001 presentation. These and other reclassifications had no effect on operating or net income.

(C) NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

Comdial has strategically changed its product portfolio. While the new product portfolio consists of fewer product SKUs, it represents, in management's opinion, the strongest most scalable product lineup ever offered by Comdial. By significantly reducing the number of similar products and focusing on increasing volume and lowering product costs, the Company intends to strengthen its ability to provide stable profit margins in the future. We believe this also enhances the Company's competitive position. This strategic product shift was the key benefit of the restructuring plans.

Comdial offers a variety of communications products, including switching products, messaging systems, CTI solutions and other software applications. Comdial's telecommunications products meet the requirements of three agencies:
(1) the Federal Communications Commission ("FCC"), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission ("OSHA") to produce safety standards, and (3) a nationally recognized test laboratory that performs product evaluations. Selected products are also registered with the Canadian government and are Canadian safety certified.

SWITCHING
The following products comprised the majority of Switching sales:

The FX II is Comdial's most current and sophisticated switching platform and is expandable to 560 ports. Since its introduction of the original FX in 1997, Comdial has continually enhanced the FX Series. The FX II differs from Comdial's other switching platforms due to its open, software-enhanced, scaleable architecture. The introduction of the FX II increases Comdial's competitiveness for a broader range of applications, thus expanding its market opportunity, which should in turn produce incremental sales.

The DXP system, originally introduced in 1992, has had several major upgrades over the years. The DXP was the first Comdial digital switching platform that expanded to 560 ports. The Company expects sales of the FX II to continue replacing sales of the DXP during 2002.

The DSU (Digital Service Unit) system, originally introduced in 1990, has been the mainstay of Comdial's key system offering. The DSU has been used as the platform for three iterations of key system products: the Impact (using Impact phones), Impact SCS (using Impact SCS phones) and the Impression(TM). The Impression was discontinued during first quarter of 2001. The Company expects sales of DX-80 and FX II to continue replacing sales of the DSU during 2002. Impact telephones were introduced in 1992. These telephones offer a variety of features, including an interactive liquid crystal display ("LCD"), programmable feature keys, three color lighted status indicators, and subdued off-hook voice announce for receiving intercom calls while on a telephone call. The phones are offered in a variety of models, distinguished by the number of programmable buttons, an optional display, and an optional speakerphone. Impact phones can be used with the FX, DXP and DSU switching platforms, thus providing customers with investment protection as they upgrade from one switch to another.

Impact SCS was introduced in 1997. Impact SCS retains many of the original Impact telephone models, but has a new design and other distinguishing capabilities such as a full-duplex speakerphone model, simultaneous voice and data, large screen display and adjustable viewing angle. Impact phones can be used with the FX, DXP and DSU switching platforms, again offering customers investment protection when upgrading their switch.

The DX-80 is a new all-in-one digital key system with advanced features including voice mail, live call screening, auto attendant, plus others. This new system is competitively priced and has resulted in an increase in market share in the small office market segment. The DX-80 was released in Q1 of 2001. In spite of a difficult year for equipment sales, the DX-80 performed well in 2001.

MESSAGING

Debut was introduced in 1998 to meet the needs of small offices seeking basic voice processing capabilities at an attractive price.

Corporate Office(TM), introduced in 1996, is the trade name of a PC-based voice processing system. The product provides all standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mail boxes. Advanced features such as fax tone detection, audio text (interactive response to user touch-tone commands), and Visual Call Management(TM) (the ability to view voice messages from a PC) are also available. Corporate Office can be integrated with Comdial's digital telephone systems so that display messages on liquid crystal display ("LCD") terminals prompt user operations. The Company offers similar integration packages for telephone systems made by other companies. Corporate Office is offered in 4 to 64 port configurations. Corporate Office is available in a variety of form factors and utilizes various Microsoft operating systems. Voice storage capacity is virtually unlimited, which is an advantage of PC-based design.

iNTerchange is a unified messaging system that was introduced in the third quarter of 1999. This system was specifically designed to meet both small and large company needs. It is a Microsoft Windows 2000(TM) based unified messaging system that fits into any office's local area network ("LAN") and combines voice mail, fax and e-mail capabilities. The system provides a way to better prioritize messages with more efficient alternatives for receiving and responding to each type of electronic messaging.

COMPUTER TELEPHONE INTEGRATION ("CTI") SOLUTIONS AND OTHER SOFTWARE APPLICATIONS

QuickQ ACD, introduced in 1994, is an automatic call distributor ("ACD"), designed for call center use. The QuickQ ACD answers and distributes incoming calls rapidly and efficiently, helping to assure maximum call center productivity and superior customer response levels. The Company also has a call center product for informal call centers called Enhanced Customer Service ("ECS"), which is integrated into Comdial's messaging systems. Informal call centers are call centers that do not require some of the added sophistication of QuickQ, but require sophisticated call routing and queuing. ECS provides an entry-level call routing and queuing for informal call centers as part of our messaging platform. The Company is enhancing ECS and expects to create a superior version later in 2002.


DISCONTINUED VERTICAL MARKET PRODUCTS

Due to the restructuring of the business, the Company has decided to exit the direct sales of Avalon vertical market application for the assisted living market. The Company sold the Avalon business assets to Fidelity Telealarm in October 2001. It is expected that Fidelity will resell Comdial products alongside its solutions. The Company has now completely exited this business, which had negative financial results.

SALES AND MARKETING

Comdial markets its products through both direct and indirect channels. Indirect channels include both one-tiered and two-tier distribution. Comdial's primary channel of distribution to U.S. and Canadian markets is through five wholesale distributors, which in turn, resell to hundreds of independent dealers.

Three supply houses collectively account for more than 65% of Comdial's net sales. These are ALLTEL Supply, Inc. ("ALLTEL"), Graybar Electric Company, Inc. ("Graybar"), and Sprint/North Supply, Inc. ("North Supply"). In 2001, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $9.1 million (12%), $29.8 million (39%), and $11.0 million (14%), respectively.

Comdial has established four classes of dealers that purchase Comdial's products from distributors for sale to end-users. These are Platinum, Gold, Associate, and General Interconnect. Comdial offers an incentive package for Platinum and Gold dealers, including exclusive access to certain products, cash rebates related to dealer purchase levels, cooperative advertising allowances, a measure of territorial protection, toll free assistance, and training. Platinum and Gold dealers have sales quotas, and Comdial's sales department monitors their performance against these targets. Associate and General Interconnect dealers purchase Comdial's products on an as-needed basis, and are not rewarded through product rebates. Associate and General Interconnect dealers do not have quotas but also do not have access to certain "Dealer Only" products, a reduced cooperative advertising allowance, and other preferred dealer services that are offered by Comdial.

Comdial supports its existing dealers and seeks to attract new dealers through direct selling efforts, joint sales activities with distributors, and other new dealer recruitment tactics.

Comdial has defined thirteen geographic sales territories, each of which include a regional sales manager ("RSM") who is responsible for recruiting new dealers, as well as managing existing dealers. Dealers are supported through thirteen dedicated inside sales representatives, direct mail, and local product seminars often organized by distributors. To stimulate demand, each RSM makes joint sales calls with dealers to end-users and trains dealer sales personnel in product benefits. Product specialists at Comdial are available to help engineer complex configurations and solve any technical problems.

Comdial's dealers sell Comdial's products to end-users and provide after-sale support. Comdial maintains a technical staff devoted to dealer technical support. Comdial also generally provides a limited warranty on elements of its products up to a maximum of 24 months.

Other indirect channels include OEM relationships, international sales, and dealer direct sales for specific products.

In recent years, Comdial initiated a national accounts marketing program to market its products to large multi-location end-users. The branch offices and retail outlets that employ 5-500 employees are a good fit with Comdial's product line. The program allows end-users to contract with one entity (Comdial or designated partner) for sales, while achieving local installations and maintenance from Comdial's network of independent dealers. This program is also a key delivery vehicle for sophisticated computer telephony solutions sales that often require advanced custom integration and superior knowledge and understanding of end-user communications and business objectives. The National Accounts Marketing Program allows Comdial to work directly with end-users to assure that the best combination of Comdial and, if necessary, third party products are incorporated into the final solution. Comdial employs dedicated personnel to close national accounts' contracts, yet, leverages its regional sales managers and dealer network to identify prospects.

Because the bulk of Comdial's sales are made under short-term sales orders issued by customers on a month-to-month basis rather than under long-term supply contracts, backlog is not considered material to Comdial's business.

ENGINEERING, RESEARCH AND DEVELOPMENT

Comdial believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. Comdial's engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for design of new products and enhancements. Significant amounts of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Comdial strives to ensure research and development resources are spent on projects that provide the best return and have the most strategic value. This may at times mean utilizing resources outside the company on a contract basis or partnering with other companies to bring products and/or features faster to the market place.

Research and development costs for the fiscal years ended 2001, 2000 and 1999, comprise the majority of engineering, research, and development costs, which were $7.6 million, $6.3 million and $9.7 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

Some of the research and development costs associated with the development of product software have been capitalized as incurred. The accounting for such software follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86. The amounts capitalized in 2001, 2000 and 1999 were $2.8 million, $4.4 million and $4.7 million, respectively. The amortization expense of capitalized software development costs in 2001, 2000 and 1999 were $3.1 million, $3.3 million and $2.4 million, respectively.

MANUFACTURING AND QUALITY CONTROL

Comdial has streamlined its product offerings in 2000 and 2001 by eliminating products and models that were redundant and/or low volume, thereby simplifying outsourcing and reducing the associated risk. This action also has the added benefit of concentrating more volume on the remaining models, which is expected to have a positive effect on cost, efficiency and quality. During 2001, Comdial successfully completed substantially all of its outsourcing objectives. The Company believes that outsourcing the manufacturing of its products will return benefits in the form of lower costs, higher margins and competitively priced products. While 2001 has been a restructuring year for the Company, the outsourcing of the majority of its products has already resulted in significant benefits to the Company. The Company has experienced minor disruptions in its supply chain during this process. The quality of the products produced by its outsourcing partners has been good and the Company expects to maintain or improve the quality over time.

COMPETITION

The market for Comdial's switching and voice-processing products is highly competitive. Comdial competes with over 25 suppliers of small business telephone systems, many of which have significantly greater resources. Examples are Avaya, Nortel Networks, Cisco, 3Com, NEC, Inter-tel, Vodavi, Panasonic, and Toshiba Corporation. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, and price. Comdial believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that Comdial provides. In marketing its telephone systems, Comdial also emphasizes system expandability, quality, and high technology features including the IP and CTI capabilities of its products.

Comdial expects that competition will continue to be intense in the markets it serves, and there can be no assurance that Comdial will be able to continue to compete successfully in the marketplace or that Comdial will be able to maintain its current dealer network.

INTELLECTUAL PROPERTY

From time to time, Comdial has been subject to proceedings alleging infringement by Comdial of intellectual property rights of others. Such proceedings could require Comdial to expend significant sums in
litigation,  pay  significant damages,  develop  non-infringing   technology,
or acquire licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on Comdial's business. Moreover, Comdial relies upon copyright, trademark, patents and trade secret protection to protect Comdial's proprietary rights in its products. There can be no assurance that these protections will be adequate to deter misappropriation of Comdial's technologies or independent third-party development of similar technologies.

The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among competitors. Comdial itself has received claims of patent infringement from several parties that sometimes seek substantial sums. In response to prior infringement claims, Comdial has pursued and obtained nonexclusive licenses entitling Comdial to utilize certain fundamental patented functions that are widely licensed and used in the telecommunications manufacturing industry. These licenses will either expire at the end of the patent license or the end of an agreed-to period. The Company holds certain licenses with Avaya Inc., however, at this time the Company has informed Avaya it is not in a position to pay the fees that Avaya claims are owed pursuant to the licenses.

EMPLOYEES

As of December 31, 2001, Comdial, including subsidiaries, had 258 full-time employees, of whom 51 were engaged in manufacturing, 35 in engineering, 115 in sales and support, and 57 in general management and administration. During 2000
and 2001, Comdial initiated restructuring   programs   that  included
outsourcing the manufacturing of most of its products. As a result, the Company experienced a reduction in its workforce by 303 employees during 2001. During the first half of 2002, Comdial expects to reduce the workforce by more than 50 people. Continued assessment of cost efficiencies may necessitate additional headcount reductions.

ITEM 2.  PROPERTIES

In March 2001, the Company sold its Charlottesville, Virginia, headquarters and manufacturing facility to Seminole Trail Properties, LLC ("STP"). The purchase price for the property was $11.4 million, all of which was collected in 2001.

The Company is leasing back a portion of the facility through August 31, 2003, for low volume board production, light assembly, engineering, and technical services functions. Lease payment obligations total $2.6 million over the 30 month lease term.

The  total  gain on the  sale of the  facility  amounted  to  $5.1  million.
The Company immediately recognized a gain of $2.9 million in 2001 which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and is being amortized over 30 months, the term of the lease, as a reduction of rent expense. During 2001, the Company amortized $1.1 million as a reduction of rent expense. As of December 31, 2001, the balance of the deferred gain amounts to $1.1 million.

In addition, the Company leases approximately 60,000 square feet of office and warehouse space in Sarasota, Florida, which serves as its corporate headquarters. This lease expires in January 2010.

ITEM 3. LEGAL PROCEEDINGS

Comdial currently and from time to time is involved in litigation arising in the ordinary course of its business. Those that the Company believes may have a significant impact on it are described below. Comdial can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows or financial condition.

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company's executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover's state law claims against Comdial are preempted by federal law, specifically ERISA. Presently, Mr. Grover is seeking to remand the case back to state court. Comdial believes that it has adequate substantive and procedural defenses against all claims made against Comdial in this matter.

On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15 month period plus certain fringe benefits under Comdial's Retirement Benefit Restoration Plan (the "Plan"). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, we agreed to pay Mr. Mustain a total of approximately $0.3 million payable in five annual installments commencing in 2004. No gain will be recognized until the Plan is liquidated. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003.

On September 28, 2001, Baisch & Skinner, Inc. ("Baisch") filed suit against Comdial and a second defendant, Barron Communications, Inc. ("Barron") in St. Louis County, Missouri, alleging multiple counts of breach of contract and breach of warranty in connection with an agreement involving the installation by Barron of a communications system at Baisch's place of business. The suit seeks $78,000 in compensatory damages and unspecified incidental and consequential damages, interest and costs. Comdial believes it has ample defenses to the claims alleged in this matter. The matter is currently in the discovery phase.

On October 2, 2001, ePHONE Telecom, Inc. filed for arbitration against Comdial in Washington, DC, alleging fraud in the inducement, among other things, arising from the alleged breach of an asset purchase and software license agreement. ePHONE is seeking rescission of the agreement and a return of the full amount of $2.7 million paid to us thereunder. On March 20, 2002, ePHONE requested leave to clarify its original claim by asserting $5.0 million in compensatory damages and $5.0 million in punitive damages in addition to the damages described above. No ruling has been made on that request. Comdial will vigorously defend itself against ePHONE's allegations and it has filed counterclaims against ePHONE for an amount in excess of $2.0 million based on ePHONE's failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE's breach of the agreement and the resulting termination thereof. Comdial believes it has ample defenses to the claims alleged against Comdial in this matter.

On November 2, 2001, Comdial reached a settlement of a lawsuit filed against the Company by Rates Technology Inc. ("RTI") in the Eastern District of New York alleging that certain of its products had infringed an expired patent held by RTI. According to the settlement agreement, Comdial agreed to pay an amount not in excess of $0.5 million pursuant to a promissory note payable in quarterly installments through August 2004 in exchange for dismissal of the suit against Comdial and King Technologies, Inc. ("King"). King had been named as an additional defendant in the suit under an amendment by RTI to its initial complaint. The specific financial terms of the settlement are confidential. On February 13, 2002, Comdial reached agreement with RTI on modified payment terms under the aforementioned promissory note. The note has been paid in full.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2001 to a vote of Comdial's security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 18, 2002 there were 1,192 record holders of Comdial's Common Stock.

Quarterly Common Stock Information

The following table sets forth, for the periods shown, the high and low closing stock prices during the quarter in the over-the-counter market for Comdial's Common Stock, as reported by the National Association of Security Dealers Automated Quotation System ("Nasdaq"). Comdial's Common Stock is traded on the Nasdaq SmallCap Market(R) under Comdial's symbol, CMDL.



                         2001            2000
Fiscal Quarters      High    Low     High     Low
First Quarter        $2.37   $1.06   $21.63   $9.00
Second Quarter        1.34    0.79    14.06    4.44
Third Quarter         1.02    0.61     5.38    2.03
Fourth Quarter        0.65    0.28     2.25    1.00
---------------------------------------------------

Comdial has never paid a dividend on its Common Stock and its Board of Directors currently does not intend to change the policy of not paying cash dividends on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations Data For the Years Ended December 31 In thousands, except per share amounts

                                             2001       2000       1999       1998        1997
                                           --------------------------------------------------------
Net sales (a)                              $76,167    $89,564   $140,757    $123,639   $ 110,819
(Loss) income before income taxes          (21,799)   (47,864)    10,033       6,295       5,218
Net (loss) income                          (21,799)   (63,264)     7,343      17,032       5,069
(Loss) Earnings per share:
Basic                                        (2.37)     (6.89)      0.82        1.93        0.58
Diluted                                      (2.37)     (6.89)      0.82        1.88        0.58
---------------------------------------------------------------------------------------------------


Selected Consolidated Balance Sheet Data
December 31,
In thousands                                 2001       2000       1999       1998        1997
-----------------------------------------------------------------------------------------------

Current assets                              $22,440    $33,152    $72,077    $50,854    $37,107
Total assets                                 43,092     71,178    133,074    108,990     79,264
Current liabilities                          20,634     41,145     23,833     19,734     21,196
Long-term debt and other
 long-term liabilities                       32,742     18,518     38,633     26,624     13,998
Stockholders' (deficit) equity              (10,284)    11,515     70,608     62,632     44,070


(a) During 2001, the Company classified certain sales rebates and incentives as a reduction of revenue. Previously, these incentives were classified as a selling, general and administrative expense. The Company has also reclassified such amounts for fiscal years 2000, 1999, 1998 and 1997 to conform to the 2001 presentation. These and other reclassifications had no effect on operating or net income.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions (see Note 1 to the consolidated financial statements). Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and the AICPA Statement of Position No. 97-2, as amended, on "Software Revenue Recognition." Certain of our sales have multiple elements, such as product and installation, and we allocate the revenues using the relative fair values of the elements and recognize them separately. We allow certain of our customers to return unsold product when they meet Company-established criteria as outlined in the Company's trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products which are recorded as inventories are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

Rebates and Incentives

We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase rebates and incentive offerings possibly resulting in incremental reduction of revenue at the time the incentive is offered.

Warranty

We provide a two-year warranty to our customers, and as of 2001 we are using a third party to perform much of this warranty. Our outsource manufacturing partners are now responsible for the first year of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty from our third party. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

Allowance for Doubtful Accounts

We provide allowances for doubtful accounts for estimated losses from the inability of our customers to satisfy their accounts as originally contemplated at the time of sale. We calculate these allowances based on detail review of certain individual customer accounts, historical rates and our estimation of the overall economic conditions affecting our customer base. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

We measure our inventories at lower of cost or market. For those items which we manufacture, cost is determined using standards which we believe approximate first-in, first-out (FIFO) method including material, labor and overhead. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand, or market conditions are less favorable than those projected by management, additional inventory allowances or writedowns maybe required.

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in FAS 109, "Accounting for Income Taxes," we establish a valuation allowance. As of December 31, 2001 and 2000, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Long-lived Assets, including Goodwill and Other Intangibles

We assess the impairment of our long-lived assets (such as Property and Equipment, Goodwill and other Intangibles) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

    . Significant underperformance relative to expected historical or projected future operating results

    . Significant changes in our strategic business plans, including changes in product mix

    . Significant negative information such as litigation or other claims or negative industry or economic trends

When we determine that the carrying value of these assets may not be recoverable based on the above and other factors, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. FAS 142 states that goodwill will no longer be amortized, however the FAS also requires some changes in this assessment which may result in impairments different from those resulting from our present assessment.

Retirement and Other Postretirement Benefit Plans

Prior to the fourth quarter 2000, we provided a defined pension benefit and other postretirement benefits to our employees. In the fourth quarter of 2000, we froze these plans. We accrue benefit obligations based on an independent actuarial valuation. This valuation has a number of variables, not only to estimate our benefit obligation, but also to provide us with minimum funding requirement for the retirement plan. The actuarial estimates include the expected rate of return on the retirement plan assets, the rate of compensation increases to eligible employees, the interest rate used to discount estimated future payments to retirement participants and the assumed health care cost trend rates. Differences in actual experience as compared to these estimates or future changes in these estimates could require us to make changes to these benefit accruals.

Commitments and Contingencies

Management's current assessment of it's the claims which have been asserted against the Company is based on our review of the claim, our defenses and consultation with certain of our external legal counsel. Changes in this assessment could result as more information is obtained or as management decides that a settlement is more advantageous to the Company than a protracted legal process. These changes in our estimates of the outcome could require us to make changes in our conclusions or our accruals for these contingencies.


The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries ("Comdial"). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented. Prior years have been reclassified to conform to the 2001 reporting basis (see Note 1 to the Consolidated Financial Statements).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-K, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2002 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" set forth in Part I above.

SEGMENT REPORTING

RESULTS OF OPERATIONS

Selected consolidated statements of operations for the last three years are as follows:

---------------------------------------------------------------------------------
In thousands                                         2001        2000        1999
---------------------------------------------------------------------------------
Business segment net sales:

Switching                                        $ 53,511    $ 49,545    $ 81,868
Messaging                                          15,183      28,014      38,907
CTI & Other                                         7,473      12,005      19,982
                                                 --------    --------    --------
       Net sales                                   76,167      89,564     140,757
Cost of goods sold                                 53,053      77,715      85,554
                                                 --------    --------    --------
Gross profit                                       23,114      11,849      55,203
Selling, general & administrative                  29,892      36,621      30,336
Engineering, research & development                 7,603       6,283       9,735
Goodwill amortization                               1,942       3,195       3,180
Restructuring                                         486       2,355           -
Impairment of long-lived assets                     3,224       7,425           -
Gain on disposal of assets                         (1,447)          -           -
Interest expense                                    2,759       2,902       1,633
Miscellaneous expense - net                           454         932         286
                                                 --------    --------    --------
(Loss) income before income taxes                 (21,799)    (47,864)     10,033
Income tax expense                                      -      15,400       2,690
                                                 --------    --------    --------
Net (loss) income                                $(21,799)   $(63,264)   $  7,343
                                                 ========    ========    ========

(Loss) earnings per share:
                    Basic                          $(2.37)     $(6.89)      $0.82
                                                 ========    ========    ========
---------------------------------------------------------------------------------

The following  table reflects the gross profit margins for the various  business segments of Comdial.  See Note 12 to the Consolidated  Financial  Statements for
further clarification of business segments.
                                                    2001        2000        1999
                                                 --------    --------    --------
   Business Segment:
      Switching                                  $ 13,702    $  5,646    $ 29,148
      Messaging                                     8,967      13,248      21,943
      CTI & Other                                     445      (7,045)      4,112
                                                 --------    --------    --------
       Gross profit margin                       $ 23,114    $ 11,849    $ 55,203
                                                 ========    ========    ========
---------------------------------------------------------------------------------

2001 COMPARED WITH 2000

Net sales as reported for 2001 decreased by 15% to $76.2 million, compared with $89.6 million in 2000. The primary factors in the decrease of sales were the market contraction, the product mix change and the decrease in the sales price. Switching sales increased due to the introduction of new key systems that were very competitively priced, but messaging declined sharply. Furthermore, CTI and other decreased primarily due to the elimination of the Avalon product for the assisted living market.

In 2001, net sales for switching increased 8% from $49.5 million in 2000 to $53.5 million in 2001. Switching product sales were aided by the introduction of a new low-end key system, the DX-80, and the higher-end system, the FX II. Comdial also initiated certain promotional pricing for some of its products and lowered the price of the phones across the board to improve the value to its customers.

Messaging sales decreased 46%, from $28.0 million in 2000 to $15.2 million in 2001. The Company believes there are three major reasons why messaging revenues declined from last year. The Company was compelled to lower prices due to extreme competitive pressure on messaging prices across the product line to compete in the marketplace. The Company also introduced a new low cost switching platform, the DX-80. The in-skin voice mail in the DX-80 is priced less than some of Comdial's other voice mail systems due to the lower overall costs of the platform. Lastly, the Company has sold a significant portion of its messaging products to customers who had non-Comdial switching platforms. Recently, other switch platform manufacturers have released their own versions of voice mail and this has reduced the opportunities for Comdial to sell its messaging systems on the non-Comdial platforms.

CTI and Other sales decreased 38% from $12.0 million to $7.5 million. This decrease is primarily attributable to Comdial's decision to exit the assisted living market, previously served by its Avalon product.

Comdial provides reserves to cover product obsolescence for its products and changes to those reserves impact gross profit. For the years 2001 and 2000, provisions for obsolescence totaled $2.5 million and $3.7 million, respectively. The reserve for obsolescence and valuation for 2000 was higher primarily due to increased product discontinuance. Another factor which caused the inventory obsolescence provision to be higher in 2000 was the decision to reduce the number of phone models and key systems, which rendered some raw materials and components obsolete. Future reserves will be dependent on management's estimates of the recoverability of inventory costs and shifts in product demands.

Gross profit, as a percentage of sales for 2001, was 30% compared with 13% for 2000. In 2001, gross profit increased by 95% to $23.4 million compared with $11.8 million for 2000. This increase was mostly due to outsourcing the manufacturing operations as well as specific factors that negatively impacted the year 2000. Outsourcing resulted in lower product costs due to the consolidation of the product lines so that volumes were higher and therefore production was done more efficiently and cost effectively. Also, the DX-80, which is a low-end key system and has therefore more commodity like features, is now outsourced from the Far East, which provides less expensive labor and production costs. In addition, fiscal 2000 gross profit was impacted by several negative factors: 1) reduced efficiency caused by the furloughs that Comdial initiated throughout the year to reduce inventory levels within the plant as well as the supply houses; 2) a larger provision for inventory obsolescence than 2001; 3) pursuant to its Restructuring Plan, Comdial charged $1.5 million to cost of sales for discontinued product inventory in the fourth quarter of 2000; and 4) due to the outsourcing of its manufacturing operations, Comdial recorded an additional adjustment of $2.4 million to mark down certain of its inventory to the lower of cost or market.

Switching gross margin increased from 11% in 2000 to 26% in 2001. This increase was mostly due to outsourcing the manufacturing operations as well as the absence of many of the specific factors that impacted the year 2000, as explained above.

Messaging gross margin increased from 47% in 2000 to 59% in 2001. This increase in gross margin was a result of product mix changes that resulted in increased sales of our Windows based unified messaging products as well as cost reductions due to downsizing and restructuring.

Gross margin for CTI and Other increased in 2001 to 6% compared to a negative 59% in 2000. During 2001 Comdial intentionally reduced the sales to the assisted living market and reduced the number of people working on these projects and therefore increasing the gross margin. During the latter half of 2001, Comdial made a concerted effort to complete outstanding projects as it planned to exit this business. This had a negative impact on the margin even though for the year the gross margin exceeded 2000 significantly.

Other costs including operating expenses, goodwill amortization, interest expense, other miscellaneous expenses, and income tax expenses or benefits are not allocated to the three segments. Comdial does not maintain information that would allow these costs to be broken into the various product segments and most of the costs are shared in nature.

Selling, general and administrative expenses ("SG&A") decreased in 2001 by 18% to $29.9 million compared with $36.6 million for 2000. SG&A expenses, as a percentage of sales for 2001, decreased to 39% compared with 41% for 2000. This decrease resulted from downsizing the work force and relocating the headquarters from Charlottesville to Sarasota. The consolidation of administrative, information technology, finance and sales and marketing functions created a more efficient use of corporate infrastructure and eliminated redundant costs.

Engineering, research and development expenses increased in 2001 by 21% to $7.6 million compared with $6.3 million for 2000. Engineering expenses, as a percentage of sales for 2001, increased to 10% compared with 7% for 2000. This increase was primarily due to engineers spending more time on non-capitalizable projects associated with new products that had been put into production.

Goodwill amortization expense in 2001 decreased by 39% to $1.9 million in 2001 compared with $3.2 million in 2000. The decrease was due to the write-down of the Array goodwill that was recorded in 2001 as well as 2000. See discussion below regarding Impairment of Long-Lived Assets.

Restructuring expense was $0.4 million for 2001. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Thirty employees in total were terminated. During the month of October 2001, it became clear to management that further restructuring was required and the Company implemented a further contingency plan. During November 2001, it was announced that the Company would eliminate more than 75 positions between November 2001 and April 2002. As of December 31, 2001, the Company has a remaining obligation of $0.5 million related to severance and related benefits which will be paid out in 2002.

Interest expense decreased in 2001 by 5% to $2.8 million compared with $2.9 million for 2000. This decrease was due to the pay-down of certain debt during 2001, offset by increases in interest rates.

Miscellaneous expense decreased by 51% for 2001 to $.5 million, compared with $0.9 million for 2000. In 2000, the Company recognized a $0.4 million loss due to the curtailment of its pension plans in September 2000.

Impairments of Long-Lived Assets - In accordance with SFAS No. 121, "Impairment of Long-Lived Assets and Other Assets to Be Disposed of", the Company evaluates long lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In light of the restructuring and the initiative to outsource manufacturing, the Company identified certain of its fixed assets related to its manufacturing operations, purchased software, capitalized software development costs, and the goodwill related to its purchase of Array as assets that were impaired. This was based on an analysis of discounted and undiscounted (as applicable) cash flows, which were no longer deemed adequate to support the value of the assets associated with the business. The impairments, included in Impairments of Long-Lived Assets on the consolidated income statement are discussed below:

Property and Equipment Impairment - As a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets are expected to be sold or otherwise disposed of in 2002. The Company's projected undiscounted cash flows related to those assets is less than the net book value of the assets associated with the business. Such analysis resulted in impairment loss of fixed assets in the amount of $1.0 million for 2001 and $0.3 million for 2000.

Capitalized Software Impairment - As part of Comdial's decision to outsource manufacturing and reduce the number of product lines to a more appropriate level, certain capitalized software development costs were impaired. Capitalized software development costs relating to product lines that are to be discontinued were considered impaired due to the Company's inability to realize any future benefit from these assets. The impairment loss of capitalized software amounted to $1.4 million in 2001 and $0.4 million in 2000.

Goodwill Impairment - Comdial sold the majority of the assets of Array Telecom Corp. to ePHONE Telecom, Inc. and entered into a licensing agreement with ePHONE on March 31, 2000. In light of the sale, Comdial performed an impairment analysis on the projected cash flows of the remaining assets in 2000 and determined that the goodwill associated with the Array assets was impaired. The impairment of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of the goodwill associated with the business. Comdial recorded an impairment write-off of $2.8 million related to goodwill in 2000. In addition, in October 2001, ePHONE filed for arbitration against the Company alleging fraud in the inducement, among other things, and seeking return of the $2.7 million paid to Comdial plus additional compensatory and punitive damages. The Company has filed counterclaims against ePHONE, claiming that ePHONE has not paid us the minimum royalties due under the license agreement, having paid just $0.09 million of $0.2 million due for the period prior to May 2001 and none of the $0.1 million in quarterly royalty payments due commencing in May 2001. Additionally, Comdial is seeking $1.9 million in lost revenue based on the termination of the license agreement brought about by ePHONE's breach. While the arbitration proceeding is pending, Comdial concluded the remaining goodwill was impaired and recognized a loss of $0.8 million in 2001. Comdial continues to defer certain gains totaling $1.3 million at December 31, 2001 from the sale of the assets in 2000, pending resolution of the arbitration.

Loss before income taxes, as a result of the foregoing, amounted to $21.8 million in 2001 as compared with a loss of $47.9 million before income taxes in 2000. Major factors contributing to the loss for 2001 include restructuring and asset impairments, and other factors such as increased bad debt reserves and inventory write-offs due to product discontinuance.

Income tax expense for 2001 was $0 in 2001 compared with $15.4 million for 2000. The tax expense recognized in 2000 was primarily due to the provision for a full valuation allowance of $34.1 million against the deferred tax assets (see Note 7 to the Consolidated Financial Statements). No income tax benefit has been recognized in 2001 due to the cumulative losses for tax purposes, as prescribed by SFAS No. 109, "Accounting for Income Taxes".


2000 COMPARED WITH 1999

Net sales as reported for 2000 decreased by 36% to $89.6 million, compared with $140.8 million in 1999. The primary factors in the decrease of sales were the reduction of inventory levels at the distributors and the market contraction. Early in 2000, market conditions declined, and Comdial's sales were adversely affected by the combined decision of Comdial and the distributors to reduce their inventory levels. Comdial sought to respond to adverse sales conditions by offering a more concise product line that is more responsive to customer needs.

In 2000, net sales for switching decreased 39% from $81.9 million to $49.5 million. The primary factors in this decrease were the decrease in inventory levels at the distributors, and the market contraction as noted above.

Messaging sales decreased 28%, from $38.9 million in 1999 to $28.0 million in 2000. This decrease was predominantly tied to the decrease in switching sales, as the messaging product is sold to the same supply houses and a significant number of the same dealers as the switching product.

CTI and other sales decreased 40% from $20.0 million to $12.0 million. This decrease is attributable to the poor growth in the assisted living market, as well as the overall downturn in the economy.

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

Also in 2000, Comdial established a warranty reserve in the amount of $0.8 million. Prior to 2000, Comdial reserved for expected returns through the use of an exchange authorization reserve, and it is management's best estimate that such exchange authorization reserve covered most of the costs that the Company incurred with respect to warranty expenses. However, as the Company upgrades its method of tracking such information, via improved systems, management recorded a reserve specifically for warranty claims.

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

Gross profit, as a percentage of sales for 2000, was 13% compared with 39% for 1999. In 2000, gross profit decreased by 79% to $11.8 million compared with $55.2 million for 1999. This decrease was attributable to several factors: 1) reduced efficiency caused by the furloughs that Comdial initiated throughout the year to reduce inventory levels within the plant as well as the distributors; 2) the increase in the provision for inventory obsolescence; 3) pursuant to its Restructuring Plan, Comdial charged $1.5 million to cost of sales for discontinued product inventory in the fourth quarter of 2000; and 4) due to the outsourcing of its manufacturing operations, Comdial recorded an additional adjustment to cost of sales and reduced its ending inventory balances by $2.4 million to adjust inventory to the lower of cost or market.

Switching gross margin declined from 36% to 11%. This decrease is due primarily to the furloughing during the year, the increased obsolescence reserves and lower of cost or market adjustment of $2.4 million taken against inventory. In addition, Comdial offered several pricing programs during the year to stimulate sales.

Messaging gross margin decreased from 56% in 1999 to 47% in 2000. Relocation of the manufacturing group to its new facility resulted in additional one-time costs due to initial set-up.

The gross margin for CTI and Other decreased from 21% to a negative 59%. As more of Comdial's competitors enter the market, Comdial has begun experiencing significant market pressure on its pricing in certain of its vertical market product lines, which adversely affected margins.

Furthermore, during 2000, Comdial began recording installation services expense in cost of sales, rather than as a selling expense. Amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. This resulted in net sales increasing $2.4 million for 1999. Cost of goods sold was increased by $3.2 million for 1999. Selling, general and administrative costs decreased by $0.8 million for 1999. These reclassifications had no effect on previously reported consolidated net income.

Other costs including operating expenses, goodwill amortization, interest expense, other miscellaneous expenses, and income tax expenses or benefits cannot be allocated to the three segments. Comdial does not maintain information that would allow these costs to be broken into the various product segments and most of the costs are universal in nature.

Selling, general and administrative expenses ("SG&A") increased in 2000 by 21% to $36.6 million compared with $30.3 million for 1999. SG&A expenses, as a percentage of sales for 2000, increased to 41% compared with 22% for 1999. The primary reasons for the increase were (1) increase in bad debt reserves of $2.5 million, based on the deterioration of the business climate in certain markets in which Comdial sells; (2) increased personnel costs for national accounts for the majority of the year; and (3) increased administration costs, including costs for consultants, investment banking services and general legal fees.

Engineering, research and development expenses decreased in 2000 by 35% to $6.3 million compared with $9.7 million for 1999. Engineering expenses, as a percentage of sales remained consistent at 7% for 2000 and 1999.

Goodwill amortization expense in 2000 remained consistent with that of 1999. The Company reviewed goodwill for potential impairment as of December 31, 2000, and determined that goodwill associated with the purchase of Array was impaired. See discussion below regarding Impairment of Long-Lived Assets.

Interest expense increased in 2000 by 81% to $2.9 million compared with $1.6 million for 1999. This increase is twofold: 1) interest expenses increased due to higher average debt levels with Bank of America, N.A. ("Bank of America"), coupled with higher interest rates when compared to 1999 (see Note 6 to the Consolidated Financial Statements), and 2) interest expense associated with capital leases increased by approximately $.3 million in 2000 based on higher balances of capital lease debt for all of 2000. Note that the capital leases that were recorded as of December 31, 1999 had only been in place for one to three months of 1999. Additional capital leases in the amount of $1.3 million were entered into in early 2000.

Miscellaneous expense increased by 200% for 2000 to $.9 million, compared with $0.3 million for 1999. This increase was primarily due to $1.0 million of write-offs related to investments in dealers and notes receivable from dealers. In addition, the Company recognized a $0.4 million loss due to the curtailment of its pension plans in September 2000.

Restructuring - In the fourth quarter of 2000 the Board of Directors' approved management's plan to restructure the Company (the "Plan"). Pursuant to the Plan, 152 employees were laid off effective December 15, 2000; another 222 employees were notified prior to the end of 2000 that their positions would be eliminated in fiscal 2001. As of December 31, 2000, Comdial accrued severance of $1.9 million and related benefits of $0.5 million, for a total restructuring cost of $2.4 million related to the Plan.

Impairments of Long-Lived Assets - In accordance with SFAS No. 121, "Impairment of Long-Lived Assets and Other Assets to Be Disposed of", the Company evaluates long lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In light of the restructuring and the initiative to outsource manufacturing, the Company identified certain of its fixed assets related to its manufacturing operations, purchased software, capitalized software development costs, and the goodwill related to its purchase of Array as assets that were impaired. This was based on an analysis of discounted and undiscounted (as applicable) cash flows, which were no longer deemed adequate to support the value of the assets associated with the business. The impairments, included in Impairments of Long-Lived Assets on the consolidated income statement are discussed below:

Purchased Software Impairment - In connection with the downsizing of Comdial's entire operations, Comdial abandoned a systems implementation project that began in 1999. As a result, Comdial wrote-off purchased software and other related costs in the amount of $3.9 million in 2000. The Company financed the purchase of the software through a series of five-year capital lease obligations, which are a continuing obligation of the Company.

Property and Equipment Impairment - As a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets are expected to be sold or otherwise disposed of. The Company determined that the projected undiscounted cash flows related to those assets were not adequate to support the value of the assets associated with the business. Such analysis resulted in a write-down of fixed assets in the amount of $0.3 million as of December 31, 2000.

Capitalized Software Impairment - As part of Comdial's decision to outsource manufacturing and reduce the number of product lines, certain capitalized software development costs were deemed to be impaired. Software development costs previously capitalized relating to product lines that are to be discontinued were written off due to the Company's inability to realize any future benefit from these assets. The write-off of capitalized software amounted to $.4 million.

Goodwill - The Company sold the majority of the assets of Array and entered into a licensing agreement with ePHONE Telecom, Inc. in March 2000. In light of the sale, the Company performed an impairment analysis on the projected cash flows of the remaining assets and determined that the goodwill associated with its purchase of Array, was, in fact, impaired. The impairment of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of the goodwill associated with the business. The Company recorded an impairment write-off of $2.8 million related to goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

--------------------------------------------------------
December 31,
In thousands                             2001      2000
--------------------------------------------------------
    Cash and cash equivalents          $1,239   $ 2,428
    Current maturities of debt          2,596    24,848
    Working capital (deficiency)        1,806    (7,993)
--------------------------------------------------------

The Company believes its current cash levels and cash flows from operations will be adequate to fund operations and meet its debt service requirements for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will need to seek additional financing. There can be no assurance that additional funding will be available when required or on acceptable terms. If such additional financing is not available to the Company when required, it could have a material adverse effect on the Company's financial condition and results of operations.

Through November 22, 2000, all operating cash needs were funded through a $50 million revolving credit facility provided by Bank of America. As of November 22, 2000, Comdial and Bank of America, N.A. entered into an Amended and Restated Credit Agreement restructuring the terms of the Credit Agreement with the Bank dated October 22, 1998. This agreement is now funding all operational requirements as needed. Comdial reports the credit facility activity on a net basis on the Consolidated Statements of Cash Flows. Comdial considers outstanding checks to be a bank overdraft. As of December 31, 2001, Comdial's cash and cash equivalents were lower than December 31, 2000 by $1.2 million, due primarily to the timing of deposits and payments made at year-end.

Accounts Receivable at December 31, 2001, decreased by $2.9 million compared with December 31, 2000, primarily due to the decreased level of sales during the year, as well as improved collections. Comdial also increased its bad debt reserves by $2.2 million in the fourth quarter of 2001 due to declining economic conditions affecting primarily dealers and vertical market customers for the Company's Avalon and Concierge products.

Inventory at December 31, 2001, decreased by $5.9 million compared with December 31, 2000, due, in part, to additional reserves for discontinued product lines and obsolescence of $2.5 million. In addition, as a result of the Company's decision to outsource the majority of its manufacturing operation, and its plan to restructure, the Company reduced its overall inventory levels at December 31, 2001.

Other assets decreased by $2.3 million primarily due to current year amortization of capitalized assets and the write-off of $1.4 million of capitalized software development and contract research and development.

Capital additions, excluding additions to capitalized software, for 2001 were approximately $0.2 million. Capital additions were funded by cash generated from operations and borrowings from the revolver. Cash expenditures for capital additions for 2001, 2000, and 1999 amounted to $0.2 million, $2.6 million, and $3.9 million, respectively. Management anticipates that approximately $0.1 million will be spent on capital additions and $1.0 million will be spent on software development activities during 2002. The significant decrease in capital additions in the future is the result of outsourcing manufacturing, reducing the need for capital equipment. In addition, Comdial has substantially reduced headcount, therefore reducing the amount of information technology expenditures that were previously incurred by the Company.

Accounts payable at December 31, 2001, increased by $3.7 million when compared to December 31, 2000. This increase was primarily due to timing of payment to vendors.

Working capital increased to $1.8 million at December 31, 2001 compared with a working capital deficiency of $8.0 million at December 31, 2000. This increase is primarily due to the reclassification of $22.4 million of bank debt from current to long-term. See Note 6.

LONG-TERM DEBT, INCLUDING CURRENT MATURITIES

In 1998, Comdial and Bank of America, N.A. ("Bank of America") formerly NationsBank, N.A., entered into a credit agreement providing Comdial with a revolving credit facility and a letter of credit subfacility.

On November 22, 2000 and again on April 10, 2001, the credit agreement was amended.

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the "First Amendment") which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2002.

The First Amendment changed the schedule of principal payments on the Term Loan balance. The term note will start amortizing in September 2002 using a 36-month amortization schedule. The First Amendment also changed the applicable interest rate to an interest rate based on the Prime Rate plus a specified margin. Effective as of March 6, 2002, the interest rate is equal to the Prime Rate plus four percent. As of March 6, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

Comdial's indebtedness to Bank of America under the Credit Agreement, as amended by the First Amendment is secured by liens on all of Comdial's properties and assets. The First Amendment modified the financial covenants relating to consolidated net income and contained other covenants related to consolidated net worth and cross default provisions. The First Amendment also provided for the waiver of all 2001 violations and defaults.

In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the "Preferred Stock"). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio will be reduced to as low as 500,000 shares of common stock in the event Comdial elects to pay down the Term Loan by up to $3 million, in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America's Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash or 10 percent if paid in common stock, at the election of Comdial. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement which will require the Company to register such shares of common stock for resale in the public market upon request.

OTHER FINANCIAL INFORMATION

During fiscal years 2001, 2000 and 1999, primarily all of Comdial's sales, net income, and identifiable net assets were attributable to the telecommunications industry.


CURRENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company expects to realize an annual increase in pre-tax income of $1.5 million due to the cessation of amortization on the goodwill.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Statement 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on the Company's operations.

During 2001, the Emerging Issues Task Force reached a consensus on Issue 00-25, Consideration from a Vendor to a Reseller. This consensus creates a presumption that all consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. Accordingly, the Company has classified certain sales rebates and incentives as a reduction of revenue.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of Comdial Corporation:

We have audited the accompanying consolidated balance sheet of Comdial Corporation ("the Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdial Corporation at December 31, 2001, and the consolidated results of their operations and their cash flows the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ ERNST & YOUNG LLP
Tampa, Florida
March 28, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Comdial Corporation
Charlottesville, Virginia

We have audited the accompanying consolidated balance sheets of Comdial Corporation and subsidiaries ("Comdial") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of Comdial's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comdial Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
April 10, 2001


---------------------------------------------------------------------------------------------
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------
                                                                              December 31,
                                                                           2001         2000
In thousands, except par value
---------------------------------------------------------------------------------------------
Assets
     Current assets
        Cash and cash equivalents                                     $   1,239    $   2,428
        Accounts receivable (less allowance for
            doubtful accounts:  2001 - $3,533; 2000 - $2,834)            10,915       13,829
        Inventories                                                       9,527       15,431
        Prepaid expenses and other current assets                           759        1,464
---------------------------------------------------------------------------------------------
            Total current assets                                         22,440       33,152
---------------------------------------------------------------------------------------------
     Property and equipment - net                                         5,839       18,753
     Goodwill                                                             3,375        6,149
     Capitalized software development costs - net                         7,790        9,448
     Other assets                                                         3,648        3,676
---------------------------------------------------------------------------------------------
            Total assets                                              $  43,092    $  71,178
=============================================================================================

Liabilities and Stockholders' Equity (Deficit)
     Current liabilities
        Accounts payable                                              $  11,266    $   7,522
        Accrued payroll and related expenses                              1,778        4,391
        Accrued promotional allowances                                    2,336        1,324
        Other accrued liabilities                                         2,658        3,060
        Current maturities of debt                                        2,596       24,848
---------------------------------------------------------------------------------------------
            Total current liabilities                                    20,634       41,145
---------------------------------------------------------------------------------------------
     Long-term debt                                                      26,912       13,561
     Other long-term liabilities                                          5,830        4,957
---------------------------------------------------------------------------------------------
            Total liabilities                                            53,376       59,663

     Stockholders' equity (deficit)
        Common stock, $0.01 par value
             (Authorized 30,000 shares; issued and
             outstanding: 2001 - 9,337; 2000 - 9,329)                        93           93
        Paid-in capital                                                 123,427      123,427
        Treasury stock, 132 shares, at cost                              (1,296)      (1,296)
        Accumulated deficit                                            (132,508)    (110,709)
---------------------------------------------------------------------------------------------
            Total stockholders' equity (deficit)                        (10,284)      11,515
---------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity (deficit)      $  43,092    $  71,178
=============================================================================================
       The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
Consolidated Statements of Operations
--------------------------------------------------------------------------------
                                                     Years Ended December 31,
                                                   2001         2000        1999
In thousands, except per share amounts
--------------------------------------------------------------------------------
Net Sales                                     $  76,167    $  89,564    $140,757
Cost of goods sold                               53,053       77,715      85,554
--------------------------------------------------------------------------------
Gross profit                                     23,114       11,849      55,203
--------------------------------------------------------------------------------

Operating expenses
     Selling, general & administrative           29,892       36,621      30,336
     Engineering, research & development          7,603        6,283       9,735
     Goodwill amortization                        1,942        3,195       3,180
     Restructuring                                  486        2,355           -
     Impairments of long-lived assets             3,224        7,425           -
--------------------------------------------------------------------------------
        Operating (loss) income                 (20,033)     (44,030)     11,952
--------------------------------------------------------------------------------

Other expense
     Interest expense                             2,759        2,902       1,633
     Gain on disposal of assets                  (1,447)           -           -
     Miscellaneous expense - net                    454          932         286
--------------------------------------------------------------------------------
(Loss) income before income taxes               (21,799)     (47,864)     10,033
Income tax expense                                    -       15,400       2,690
--------------------------------------------------------------------------------
        Net (loss) income                      ($21,799)    ($63,264)   $  7,343
================================================================================

(Loss) earnings per share:
  Basic                                          $(2.37)     $ (6.89)   $   0.82
================================================================================
  Diluted                                        $(2.37)     $ (6.89)   $   0.82
================================================================================

Weighted average common shares outstanding:
  Basic                                           9,211        9,188       8,948
  Diluted                                         9,211        9,188       8,989

  The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------------------------------------
                                                                                Deferred Stock
                                                        Common Stock              Incentive
                                                        ------------          -------------------      Paid-in
In thousands                                          Shares    Amount          Shares    Amount       Capital
--------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                             8,966      $89             8         $ 84      $118,489
 Proceeds from sale of common stock
  Notes receivable
  Stock options exercised                                 10                                                20
 Deferred stock compensation                                                      6           47
 Incentive stock issued                                    8        1                                       53
 Stock option compensation                                                                                  41
 Contingency stock issued for
  KVT acquisition                                         72        1                                      303
  Array acquisition                                                                                        162
 Net income
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           9,056       91            14          131       119,068
 Proceeds from sale of common stock
  Notes receivable
  Stock options exercised                                262        2                                    2,136
 Treasury stock purchased
 Deferred stock compensation                                                      4           78
 Incentive stock issued                                   11                                               169
 Stock option compensation expense                                                                       1,845
 Net loss
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           9,329       93            18          209       123,218
 Stock options exercised                                   8                                                 8
 Deferred stock compensation                                                     (8)          (8)
 Net loss
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                           9,337      $93            10         $201      $123,226
==============================================================================================================




                                                        Treasury Stock       Receivable
                                                      -----------------      on Sale      Accumulated
In thousands                                          Shares     Amount      of Stock       Deficit      Total
---------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1999                             (116)   $(1,087)      $(156)      $ (54,788)  $ 62,631
      Proceeds from sale of common stock
      Notes receivable                                                            6                          6
      Stock options exercised                                                                               20
      Deferred stock compensation                                                                           47
      Incentive stock issued                                                                                54
      Stock option compensation)                                                                            41
      Contingency stock issued for                                                                           -
         KVT acquisition                                                                                   304
         Array acquisition                                                                                 162
      Net income                                                                              7,343      7,343
---------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                           (116)    (1,087)       (150)        (47,445)    70,608
      Proceeds from sale of common stock
         Notes receivable                                 (9)      (149)        150                          1
         Stock options exercised                                     (6)                                 2,132
      Treasury stock purchased                            (7)       (54)                                   (54)
      Deferred stock compensation                                                                           78
      Incentive stock issued                                                                               169
      Stock option compensation expense                                                                  1,845
      Net loss                                                                              (63,264)   (63,264)
---------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                           (132)    (1,296)          -        (110,709)    11,515
      Stock options exercised                                                                                8
      Deferred stock compensation                                                                           (8)
      Net loss                                                                              (21,799)   (21,799)
---------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2001                           (132)   $(1,296)      $-          $(132,508)  $(10,284)
===============================================================================================================

               The accompanying notes are an integral part of these financial statements.



Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31,
In thousands                                                                   2001        2000        1999
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss) income                                                      $(21,799)   $(63,264)   $  7,343
    Adjustments to reconcile net (loss) income to
     operating cash flows
     Depreciation and amortization                                            8,353      11,236       9,642
     Impairments of long-lived assets                                         3,224       7,425           -
     Bad debt expense                                                         2,288       2,793         194
     Inventory obsolescence and valuation provision                           2,475       2,116         487
     Deferred taxes                                                               -      15,456       2,147
     Gain on sale of assets                                                  (1,447)          -           -
    Changes in working capital components:
     Accounts receivable                                                        626      23,078     (16,888)
     Inventory                                                                5,529       5,280      (1,880)
     Prepaid expenses and other assets                                          420       2,502      (5,560)
     Accounts payable                                                         5,384      (7,613)      4,101
     Other liabilities                                                       (3,392)        443       2,387
     Other equity                                                                 -       2,035         619
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used by) operating activities                    1,661       1,487       2,592
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition cost for Array                                                    -           -          (5)
    Proceeds received from sale of ePHONE assets                                  -         648           -
    Proceeds received from sale of American Phone
       Center assets                                                          1,400           -           -
    Proceeds received from sale of property and equipment                    11,453         891           1
    Capital expenditures                                                       (294)     (5,130)     (4,953)
    Capitalized software additions                                           (2,768)     (4,400)     (4,700)
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used by) investing activities                    9,791      (7,991)     (9,657)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net (repayments) borrowings under revolver agreement                    (12,221)      5,528       7,464
    Proceeds from issuance of common stock                                        -       2,136          20
    Principal payments on notes payable                                        (389)          -           -
    Principal payments under capital lease obligations                          (31)       (649)       (101)
------------------------------------------------------------------------------------------------------------
       Net cash (used by) provided by financing activities                  (12,641)      7,015       7,383
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (1,189)        511         318
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                2,428       1,917       1,599
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $  1,239    $  2,428    $  1,917
============================================================================================================

------------------------------------------------------------------------------------------------------------
Supplemental information - Cash paid during the year for:
    Income taxes                                                           $      -    $    508    $    503
    Interest                                                                  2,719       2,902       1,633
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Accounts payable converted to notes payable                            $  1,640    $      -    $      -
    Assets acquired through capital lease transactions                            -       1,264       2,800
    Contingency stock issued for acquisitions                                     -           -         466
------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comdial Corporation and its subsidiaries (together, "Comdial" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS

Comdial is a United States ("U.S.") based developer and distributor of business communication systems. Comdial's principal customers are small to mid-sized offices throughout the U.S. and certain international markets. The distribution network consists of major distributors and direct sales to dealers, national account customers and government entities. Beginning in fiscal 2001, the Company has outsourced the majority of its manufacturing operations to three suppliers.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and for the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, inventory obsolescence, warranty reserves, allowance for product returns, intangible asset valuations and lives, employee benefit plans, and the valuation of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

CASH AND CASH EQUIVALENTS

Cash equivalents are defined as short-term liquid investments with maturities, at the time of purchase, of less than 90 days that are readily convertible into cash. Under Comdial's current cash management policy, borrowings from the revolving credit facility are used for general operating purposes. The revolving credit facility is reduced by cash receipts that are not needed for daily operations. Bank overdrafts of $2.1 million are included in accounts payable at December 31, 2000. Bank overdrafts are outstanding checks that have not (1) cleared the bank or (2) been funded by the revolving credit facility. The revolving credit facility activity is reported on a net basis in the Consolidated Statements of Cash Flows.

INVENTORIES

Inventories are stated at the lower of cost (standard in the case of manufactured goods or purchased cost for finished goods purchased from outsource manufacturers) or market. Cost approximates first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost less impairment losses, if applicable. Depreciation is computed using the straight-line method for all buildings, land improvements, machinery and equipment, and capitalized lease property over their estimated useful lives or lease term, if shorter. Expenditures for maintenance and repairs of property and equipment are charged to expense. Improvements and repairs, which extend economic lives, are capitalized.

In 2000, Comdial expensed certain computer hardware and software due to the rapid change in technology that has affected a need for continual replacements. In 2000, some of the major expenditures for computer hardware and software were financed through operating and capital leases.

The estimated useful lives of the Company's property and equipment are as follows:

Buildings                                              30 years
Land Improvements                                      15 years
Machinery and Equipment                                 7 years
Computer Hardware Equipment and Tooling                 5 years
Leasehold Improvements                                  5 years
Computer Software for Internal Use                      3 years

INTANGIBLES

The cost in excess of the fair value of net assets of businesses acquired (goodwill) is amortized over periods ranging from 2 to 10 years. At December 31, 2001 and 2000, the Company had goodwill of $3.4 million and $6.1 million, net of accumulated amortization of $14.0 million and $16.7 million, respectively. The Company recognized amortization expense of $1.9 million, $3.2 million and $3.2 million in 2001, 2000 and 1999, respectively.

The Company evaluates periodically the propriety of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating cash flows before depreciation, amortization, nonrecurring changes and interest over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted operating cash flows, as adjusted, is not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent that the carrying value of the asset exceeds its fair value. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred, other than as recorded and disclosed in Note 16, and that no reduction of the estimated useful lives is warranted.
LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment as circumstances change that might affect those assets. Impairment loss is not recognized unless a portion of the carrying amount of an asset is no longer recoverable based on a review of the asset's expected future undiscounted cash flows.

During 2001 and 2000, as a result of the Company's restructuring and the initiative to outsource manufacturing, the Company identified certain long-lived assets that were impaired. In addition, a portion of the Company's goodwill was deemed impaired. See Note 16.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In 2001, 2000 and 1999, Comdial incurred costs associated with the development of software related to Comdial's various products, including development performed by outside contract engineers. The accounting for such software costs is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs capitalized in accordance with SFAS No. 86 are amortized using the straight-line method over their useful lives, which are estimated by the Company to be three years. This three year straight-line method causes greater expense for each period versus using the revenue method. The total amount of unamortized software development costs is $7.8 million and $9.4 million, respectively, at December 31, 2001 and 2000. Accumulated amortization of software development costs is $8.6 million and $6.7 million, respectively, at December 31, 2001 and 2000. Total software development costs of $2.8 million, $4.4 million and $4.7 million were capitalized in the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of capitalized software development costs of $3.1 million, $3.3 million and $2.4 million was recorded in the years ended December 31, 2001, 2000 and 1999, respectively.

As a result of the discontinuance of certain of its product lines in 2001 and 2000, the Company recognized an impairment loss on the associated capitalized software development costs. See Note 16.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs for the fiscal years ended 2001, 2000 and 1999, comprise the majority of engineering, research, and development costs, which were $7.6 million, $6.3 million and $9.7 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

POSTRETIREMENT BENEFITS OTHER THAN PENSION

Comdial accrues estimated costs relating to postretirement health care and life insurance benefits. In 2001, Comdial recognized no income or expense compared to income of $12,000 during 2000 and expense of $137,000 during 1999. See Note 10.

REVENUE RECOGNITION

The Company recognizes revenue using the guidance from Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" and AICPA Statement of Position 97-2, "Software Revenue Recognition." Accordingly, revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is both fixed and determinable and (4) collectibility is reasonably assured. Certain of Comdial's sales have multiple elements, such as product and installation, and the Company allocates the revenues from these contracts to the elements and recognizes them separately. Generally, the Company recognizes revenues based on their respective fair values on product sales at the time of shipment. The Company accrues a provision for estimated returns concurrent with revenue recognition and classifies certain sales rebates and incentives to its dealers and distributors as a reduction of revenue. Comdial recognizes service revenue upon completion of the repairs or installation.

The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ADVERTISING COSTS

Costs related to advertising are generally expensed as incurred. Advertising expense was $0.4 million, $1.0 million and $1.4 million in 2001, 2000 and 1999, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Comdial has disclosed in Note 11 to the consolidated financial statements pro forma net income and earnings per share, as if Comdial had applied the fair value method for stock options and similar equity instruments, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

Until March 2001, the 1992 Stock Incentive Plan (the "Stock Plan") had features that permitted option recipients to tender shares as partial or full consideration of the exercise price, which caused the Stock Plan to be classified as a variable plan. Under variable plan accounting, compensation expense is measured, as of each reporting date, as the amount by which the quoted market price of the shares of the Company's stock covered by the option grant exceeds the exercise price; compensation expense is recognized over the option's vesting period. Changes, either increases or decreases, in the quoted market price of the Company's shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. After the March 2001 amendment, the Stock Plan became a fixed plan.

The other option plans are accounted for as fixed plans. Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans other than the performance based options that are part of the plan for the Company's directors.

The Company recognized compensation expense in the amount of $0, $847,000 and $511,000 for its variable stock option plan for the years ended December 31, 2001, 2000 and 1999, respectively. The compensation expense recognized for its director's performance-based stock options was $0, $130,000, and $85,000 for 2001, 2000 and 1999, respectively.

Income Taxes

Comdial uses the liability method of accounting for income taxes, which is based on the differences between the financial statement and tax basis of assets and liabilities multiplied by the enacted tax rates that are known to be in effect when the differences reverse. The measurement of deferred tax assets is impacted by the amount of any tax benefits where, based on available evidence, the likelihood of realization can be established. Comdial has incurred cumulative operating losses through 2001 for financial statement and tax reporting purposes and has adjusted its valuation allowance account to equal the net deferred tax asset (see Note 7). Tax credits, if any, will be utilized to reduce current and future income tax expense and payments.

EARNINGS (LOSS) PER COMMON SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing income by the weighted average number of common and potentially dilutive common shares outstanding during the period. See Note 8.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company has evaluated the fair value of its debt at December 31, 2001 and estimated it to be between $20 million and $22 million, due to the restructuring of its long-term debt. See
Note 6.

RECLASSIFICATIONS

The Company has reclassified certain amounts for 2000 and 1999 to conform to the 2001 presentation. These and other reclassifications had no effect on operating or net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company expects to realize an annual increase in pre-tax income of $1.5 million due to the cessation of amortization on the goodwill. The adoption of this Statement is not expected to have a material impact on the Company's operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Statement 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on the Company's operations.

During 2001, the Emerging Issues Task Force reached a consensus on Issue 00-25, Consideration from a Vendor to a Reseller. This consensus creates a presumption that all consideration paid by a vendor to a reseller should be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. Accordingly, the Company has classified certain sales rebates and incentives as a reduction of revenue.

NOTE 2. ACQUISITIONS & DISPOSALS

SALE OF AVALON BUSINESS

In October 2001, Comdial entered into an agreement to sell its Avalon product line and certain related assets to a third party for approximately $125,000. Significant terms of the contract include conditional exclusivity of the rights and technology associated with the Avalon product, license fees to be paid to Comdial over a three-year period, and assignment of in-process customer contracts. Due to losses on assignments of in-process customer contracts, the Company recognized a loss of $81,000 in 2001 related to the sale, which is recognized in gain on sale of assets in the accompanying statements of operations.

SALE OF AMERICAN PHONE CENTERS, INC.

In May 2001, the Company sold certain assets of its subsidiary, American Phone Centers ("APC"), for $1.4 million, all of which was collected in 2001. Included in the sale were the following assets: inventory, equipment, excess and discontinued products and certain intellectual property rights associated with APC. A sales and marketing executive of Comdial owns approximately 5% of the buyer. In addition, 53 of the Company's employees became employees of the buyer. The Company and the buyer entered into two ancillary agreements related to repair of products and the sale of discontinued products. The Repair Agreement authorizes the buyer to perform certain non-warranty repair work on Comdial products. Under the Discontinued Product Agreement, the buyer is authorized to sell certain discontinued Comdial products. The Company recognized a loss of $45,000 on the sale during 2001, which is recognized in gain on sale of assets in the accompanying statements of operations.

SALE/LEASEBACK OF MANUFACTURING FACILITY

In March 2001, the Company sold its Charlottesville, Virginia, headquarters and manufacturing facility. The purchase price for the property was $11.4 million, all of which was collected in 2001. The Company is leasing back a portion of the facility through August 30, 2003, for low volume board production, light assembly, engineering, and technical services functions. Over the 30 month period, lease payment obligations total $2.6 million.

The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001 which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and is being amortized over three years, the term of the lease, as a reduction of rent expense. During 2001, the Company amortized $1.1 million as a reduction of rent expense. As of December 31, 2001, the balance of the deferred gain amounts to $1.1 million.

SALE OF ARRAY ASSETS

In March 2000, the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. ("ePHONE") related to the business of its wholly-owned subsidiary, Array Telecom Corporation. Pursuant to the agreement, the Company sold certain fixed assets and products, and provided a license in certain intellectual property for a five-year term to ePHONE. The agreement also allowed ePHONE to utilize the name "Array" and provided ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company had been recognizing the gain of $1.9 million into income over a five-year period from the date of closing. Due to ePHONE filing for arbitration against the Company on October 2, 2001 and the subsequent termination of the agreement (see Note 13), Comdial ceased to recognize any gain during the fourth quarter of 2001. As of December 31, 2001, the balance of the deferred gain amounts to $1.3 million.

NOTE 3.  INVENTORIES

Inventory consists of the following:
----------------------------------------------------------
December 31,
In thousands                                2001      2000
----------------------------------------------------------
     Finished goods                       $5,040   $ 7,064
     Work-in-process                           -        80
     Materials and supplies                4,487     8,287
                                          ------   -------
       Total                              $9,527   $15,431
                                          ======   =======
----------------------------------------------------------

Comdial provides reserves to cover product obsolescence and those reserves impact gross margin. Reserves for inventory obsolescence amounted to $4.0 million and $5.4 million as of December 31, 2001 and 2000, respectively. Future reserves will be dependent on management's estimates of the recoverability of costs from inventory.

In the fourth quarter of 2000, the Company decided to outsource the majority of its manufacturing operations. As a result, the Company recorded a lower of cost or market adjustment of its inventory in the amount of $2.4 million to reduce the carrying value of its materials inventory.

The Company purchases substantially all of its finished goods from three outsource manufacturers.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

-----------------------------------------------------------------
December 31,
In thousands                                     2001        2000
-----------------------------------------------------------------
Buildings  and leasehold improvements        $    618    $ 11,905
Land and land improvements                          -         692
Machinery and equipment                        11,174      32,501
Computer hardware equipment and tooling         4,400       7,830
Computer software for internal use              3,354       3,291
Less accumulated depreciation                 (13,707)    (37,466)
                                             --------    --------
 Property and equipment - Net                $  5,839    $ 18,753
                                             ========    ========
-----------------------------------------------------------------

Depreciation expense charged to operations for the years 2001, 2000 and 1999, was $3.0 million, $4.4 million and $3.6 million, respectively.

Due to the Company's decision to outsource the majority of its manufacturing operations, management determined through an impairment analysis that certain of its fixed assets associated with manufacturing were impaired. Accordingly, the Company recognized impairment losses on its property and equipment of $1.0 million and $0.3 million in fiscal 2001 and 2000, respectively. See Note 16.

NOTE 5. LEASE OBLIGATIONS

Comdial has various capital and operating lease obligations. Future minimum lease commitments for capitalized leases and aggregate minimum rental commitments under operating lease agreements that have initial non-cancelable lease terms in excess of one year are as follows:

-------------------------------------------------------------------------------
Year Ending December 31,        Capital      Operating
In thousands                     Leases        Leases
-------------------------------------------------------------------------------
  2002                           $  313       $2,941
  2003                              329        2,186
  2004                            2,748          734
  2005                            1,797          727
  2006                                -          726
  thereafter                          -        1,512
                                 ------       ------
Total minimum lease
 commitments                     $5,187       $8,826
                                 ======       ======
 Less amounts representing
  interest and other costs       (2,049)
                                -------
 Principal portion of
  minimum lease commitments
  at December 31, 2001
  including current amounts
  of $42                         $3,138
                                 ======
-------------------------------------------------------------------------------

Assets recorded under capital leases (included in property and equipment in the accompanying Consolidated Balance Sheets) are as follows:

-------------------------------------------------------------------------------
December 31,
In thousands                         2001      2000
--------------------------------------------------------------------------------
    Capitalized software           $  -       $  669
    Less accumulated
     amortization                     -          (77)
                                   -------    ------
     Capitalized software - Net    $  -       $  592
                                   =======    ======
--------------------------------------------------------------------------------

For 2000, Comdial entered into new capital lease obligations that amounted to approximately $1.3 million. All capital lease balances as of December 31, 2001 and 2000, are for software originally planned to be used internally. Amortization of assets recorded under capital leases is included in depreciation expense. During the fourth quarter of 2000, the Company determined that certain assets associated with these capital lease obligations were impaired (See Note
16). The capital lease amounts associated with the impaired assets continue to remain recorded as an obligation of the Company.

Operating leases are for office space and factory and office equipment. Total rent expense for operating leases, including rentals which are cancelable on short-term notice, for the years ended December 31, 2001, 2000 and 1999, were $1.6 million, $3.7 million and $2.7 million, respectively.

NOTE 6.  DEBT

Long-term debt consists of the following:
---------------------------------------------------------------------------
December 31,
In thousands                                        2001               2000
---------------------------------------------------------------------------
   Revolver (1)                                  $16,500            $16,624
   Term Loan (1)                                   6,404             18,500
   Capital Leases (2)                              3,578              3,285
   Notes Payable (3)                                 947                  -
   Promissory Note (4)                             2,079                  -
                                                 -------            -------
     Total Debt                                  $29,508             38,409
   Less current maturities on debt                 2,596             24,848
                                                 -------            -------
     Total long-term debt                         26,912            $13,561
                                                 =======            =======
---------------------------------------------------------------------------

(1) Both the Revolver and the Term Loan, made pursuant to the Credit Agreement with Bank of America, carried an interest rate based on Prime plus a 300 basis points margin. As of December 31, 2001, Comdial's borrowing rate was 8.00%, which includes the additional applicable margins.

     The Company could use the Revolver with Bank of America for working capital and for other general corporate purposes. As of December 31, 2001, the Company had no additional availability under the Revolver or the Term Loan.

     As of April 10, 2001, Comdial and Bank of America, N.A. ("Bank of America") agreed to new terms related to its revolving credit facility and Term Loan. The terms as set forth in the Amended and Restated Agreement were as follows:

        . The revolving credit facility ("the Revolver") remained at $16.5 million. Comdial was allowed to utilize the facility provided that the collateral was not less than $13.5 million through September 30, 2001, $14.0 million through October 31, 2001, and $16.0 million through November 30, 2001. Furthermore, the facility's maturity had been extended until March 31, 2002.

        . The Term Loan principal payment of $2.5 million due September 30, 2001 was replaced by an amount necessary to reduce the debt to $5 million. The expected amount was $1.3 million. The remaining balance of the term loan of approximately $5.0 million was due as follows:
           $2.5 million on December 20, 2001 and $2.5 million on March 31, 2002.

        . The Earnings Before Income Taxes and Depreciation and Amortization ("EBITDA") covenant was replaced by a minimum EBITDA for June 30, September 30, and December 31, 2001 equivalent to $1.9 million, $6.0 million, and $9.7 million, respectively. The EBITDA covenant was measured on a cumulative basis from April 1, 2001.

     The Company did not make the required principal payment of $1.3 million on September 30, 2001. In December 2001, Bank of America and the Company agreed to waive the December 31, 2001 principal payment as well as the minimum EBITDA covenant for the third and fourth quarters of 2001 until January 15, 2002 and then extended it again until February 28, 2002.

     On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the "First Amendment") which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2003.

     The First Amendment changed the schedule of principal payments on the Term Loan balance. The term note will start amortizing in September 2002 using a 36-month amortization schedule. The First Amendment also changed the applicable interest rate to an interest rate based on the Prime Rate plus a specified margin. Effective as of March 6, 2002, the interest rate is equal to the Prime Rate plus four percent. As of March 6, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

     Comdial's indebtedness to Bank of America under the Credit Agreement, as amended by the First Amendment, is secured by liens on all of Comdial's properties and assets. The First Amendment modified the financial covenants relating to consolidated net income and contained other covenants related to consolidated net worth and cross default provisions. The First Amendment also provided for the waiver of all 2001 violations and defaults.

     In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the "Preferred Stock"). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time into a maximum of
     1.5 million shares of Comdial common stock. This conversion ratio will be reduced to as low as 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America's Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash or 10 percent if paid in common stock, at the election of Comdial. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement which will require the Company to register such shares of common stock for resale in the public market upon request.

     Due to the restructuring discussed above, $22.4 million due to Bank of America has been excluded from current liabilities at December 31, 2001, in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced".

(2) The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively "RFC"). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. Effective August 1, 2001, the Company and RFC entered into an agreement to restructure the payment schedule for both the operating and capital leases as follows: Beginning August 1, 2001, the operating and capital lease monthly payments were reduced from $150,000 to $75,000 per month. The monthly operating lease payments were reduced by 25% and the capital lease payments by 75%. The difference between the original payments and the reduced payments will be deferred until the end of each of the lease terms at which time all deferred amounts and accrued interest related to such will be due. Interest on the deferred amounts will be accrued at a rate of 10% per annum. As of December 31, 2001 the Company was in default on its payments to RFC. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. In addition, Comdial agreed to provide RFC warrants to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which have an estimated fair market value of approximately $0.1 million.

   (3) The Company has unsecured notes payable in the amount of $0.9 million outstanding as of December 31, 2001. The notes have interest rates ranging from 0% to 14.5%. Monthly principal and interest payments on the notes total $60,000. One of the notes has quarterly principal payments of $25,000 plus interest. Maturity dates on the notes range from December 2001 to September 2004. As of March 2002, the notes have been renegotiated to an outstanding balance of $0.2 million.

   (4) On October 12, 2001, the Company signed a promissory note with one of its suppliers that converts $2.1 million in accounts payable owed to the supplier to a long-term note. The note bears interest at 7.5% per annum. Principal and interest payments are due monthly through June 2003. In February 2002, this note was canceled (see Note 17).

NOTE 7.  INCOME TAXES

The components of the income tax expense (benefit) for the following years ended December 31 are as follows:

------------------------------------------------------
In thousands                  2001      2000      1999
------------------------------------------------------
     Current -  Federal      $   -   $   (40)   $  410
                State            -       (16)      133
     Deferred - Federal          -    14,200     1,573
                State            -     1,256       574
                             -----   -------    ------
       Total provision       $   -   $15,400    $2,690
                             =====   =======    ======
------------------------------------------------------

The income tax provision reconciled to the tax computed at statutory rates for the years ended December 31, is summarized as follows:

-------------------------------------------------------------------------------
In thousands                                    2001        2000        1999
-------------------------------------------------------------------------------
    Federal tax at statutory rate
    (35% in 2001, 2000, and 1999)             $(7,408)   $(16,752)   $  3,512
    State income taxes (net of federal tax
      benefit)                                 (  779)        806         764
    Nondeductible charges                          52          40         707
    Other adjustments                          (  143)        197        (124)
    Expiring business credits                                  66         504
    Adjustment of valuation allowance           8,278      31,043      (2,673)
                                              -------    --------    --------
      Income tax provision                    $    -     $ 15,400    $  2,690
                                              =======    ========    ========
--------------------------------------------------------------------------------

No net deferred tax assets have been recognized in the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000, respectively. The components of the net deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows:

-------------------------------------------------------------------------------
Deferred Assets (Liabilities)                            December 31,
In thousands                                      2001                  2000
--------------------------------------------------------------------------------
     Net loss carryforwards                     $20,839              $ 13,918
     Tax credit carryforwards                     1,411                 1,411
     Inventory                                    1,774                 3,274
     Pension                                          -                   128
     Postretirement                                 281                   287
     Compensation and benefits                    1,357                 1,818
     Capitalized software development costs       1,746                 2,838
     Other deferred tax assets                    3,257                 1,510
     Goodwill                                     5,407                 5,151
     Research and development expenditures        6,786                 4,515
     Allowance for bad debts                      1,331                 1,067
                                                -------              --------
        Total deferred tax assets                44,189                35,917

     Fixed asset depreciation                    (1,771)               (1,776)
                                                -------              --------
        Total deferred tax liabilities           (1,771)               (1,776)

     Net deferred tax assets                     42,418                34,141
     Less:  Valuation allowance                 (42,418)              (34,141)
                                               --------              --------
        Total                                  $      -              $      -
                                               ========              ========
-------------------------------------------------------------------------------

Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management's judgment about the future realization of deferred tax assets. Due to the three-year cumulative basis losses, the Company recorded a valuation allowance equal to its net deferred tax assets of $42.4 million and $34.1 million for the years ended December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recorded an increase of its valuation allowance of $8.3 million, $33.8 million, and a decrease of $2.7 million, respectively.

At December 31, 2001 Comdial had net operating loss and credit carryovers of approximately $55.9 million expiring beginning in 2002 through the year 2021.

NOTE 8:  EARNINGS (LOSS) PER SHARE

Unexercised options to purchase 1,021,990; 1,051,653 and 1,079,788 shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the computations of diluted loss per share because assumed conversion would be antidilutive.

The following table discloses the annual EPS information for the years ended December 31, 2001, 2000 and 1999.


-------------------------------------------------------------------------------------
In thousands except per share data                         2001        2000      1999
-------------------------------------------------------------------------------------

   Basic:
   Net loss                                            ($21,799)   ($63,264)   $7,343
                                                        =======     =======    ======
   Weighted average number of common
    shares outstanding during the period                  9,201       9,170     8,934
   Add - Deferred shares                                     10          18        14
                                                        -------     -------    ------
   Weighted average number of shares used in cal-
    culation of basic earnings per common share           9,211       9,188     8,948
                                                        =======     =======     =====

   Basic EPS                                             ($2.37)     ($6.89)   $  .82
                                                        =======     =======    ======
   Diluted:
   Net loss                                            ($21,799)   ($63,264)   $7,343
                                                        =======     =======    ======

   Weighted average number of shares used in cal-
    culation of basic earnings per common share           9,211       9,188     8,948
   Effect of dilutive stock options                           -           -        41
                                                        -------     -------    ------

 Weighted average number of shares used in cal-
 culation of diluted earnings per common share            9,211       9,188     8,989
                                                        =======     =======    ======

Diluted EPS                                              ($2.37)     ($6.89)   $  .82
                                                        =======     =======    ======

During the years ended December 31, 2001, 2000 and 1999, 8,500, 262,040, and 8,228 options were exercised at a weighted average exercise price of $0, $8.15, and $2.34, respectively.

NOTE 9.  PENSION AND SAVINGS PLANS

Comdial currently has two pension plans that provide benefits based on years of service and an employee's compensation during the employment period. One plan is a qualified plan for all employees of Comdial and the other, which was initiated in April 1999, is a non-qualified plan ("Retirement Benefit Restoration Plan"). The non-qualified plan is strictly for executive officers and/or highly compensated employees who are designated as a participant of the plan by the Compensation Committee of Comdial. The non-qualified plan is not funded.

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

In July 2000, the Company froze the Retirement Benefit Restoration Plan, and in September 2000, the Company froze the qualified pension plan, thereby eliminating any further benefit accrual by employees in either of the plans. This action by the Company resulted in a one-time curtailment loss of $0.5 million. In addition, the Company recognized a settlement gain of $0.1 million on the payment of lump-sum retirement benefits to certain of its employees under the Retirement Benefit Restoration Plan, in 2000.


The following table sets forth the change in projected benefit obligations of the pension plans during 2001 and 2000.

------------------------------------------------------------------------------------------------------------------------------
In thousands                                                                               2001                          2000
------------------------------------------------------------------------------------------------------------------------------
    Benefit obligation at beginning of year                                            $ 25,603                       $25,786
    Service cost                                                                              -                         1,051
    Interest cost                                                                         1,870                         1,938
    Actuarial loss (gain)                                                               (   494)                        1,019
    Benefits paid                                                                       ( 1,546)                       (1,776)
    Curtailment adjustment                                                                    -                        (2,559)
    Settlement adjustment                                                                     -                           144
                                                                                       --------                       -------
       Benefit obligation at end of year                                               $ 25,433                       $25,603
                                                                                       ========                       =======
-----------------------------------------------------------------------------------------------------------------------------

The following tables sets forth the change in plan assets of the pension plans and amounts recognized in Comdial's Consolidated Balance Sheets at December 31, 2001 and 2000.

---------------------------------------------------------------------------
In thousands                                               2001       2000
---------------------------------------------------------------------------
    Fair value of plan assets at beginning of year      $25,170    $24,080
    Actual return on plan assets                          1,873        907
    Employer contribution                                     -      1,959
    Benefits paid                                        (1,546)    (1,776)
                                                        -------    -------
       Fair value of plan assets at end of year         $25,479    $25,170
                                                        =======    =======

Funded status                                           $    64    $  (433)
Unrecognized actuarial gain                                (253)       (71)
Unrecognized prior service cost                               -          -
                                                        -------    -------
Net amount recognized                                   $ ( 189)   $  (504)
                                                        =======    =======
Amounts recognized in the Consolidated Balance
    Sheets consist of:
    Prepaid benefit cost                                $ 2,147    $ 1,678
    Accrued benefit liability                            (2,336)    (2,182)
                                                        -------    -------
      Net amount recognized                             $  (189)   $  (504)
                                                        =======    =======
-------------------------------------------------------------------------------

The Retirement Benefit Restoration Plan has projected benefit obligations of $1.2 million and $2.0 million at December 31, 2001 and 2000, respectively, with no plan assets.


Assumptions used in accounting for the plans as of December 31 were as follows:

                                          2001          2000          1999
-------------------------------------------------------------------------------
 Discount rate                            7.25%         7.50%         8.00%
 Expected return on plan assets           9.00%         9.00%         9.00%
 Rate of compensation increase             N/A          4.50%         4.50%
-------------------------------------------------------------------------------

Net periodic pension cost (benefit) for 2001, 2000 and 1999 included the following components:

-------------------------------------------------------------------------------
In thousands                               2001          2000          1999
-------------------------------------------------------------------------------
 Service cost                            $    -        $ 1,051       $ 1,758
 Interest cost                            1,870          1,938         1,692
 Expected return on plan assets               -         (2,050)       (1,777)
 Amortization of prior service cost      (2,185)           186           124
 Settlement gain                              -           (112)            -
 Curtailment loss                             -            464             -
 Recognized actuarial loss (gain)             -            (17)           68
                                        -------        -------       -------
  Net periodic pension cost (benefit)   $ ( 315)       $ 1,460       $ 1,865
                                        =======        =======       =======
-------------------------------------------------------------------------------

In addition to these pension benefits, Comdial contributes to a 401(k) plan, based on employee's contributions. Participants can contribute from 1% to 17% of their salary and Comdial will match contributions equal to 50% of the participant's contribution up to the first 6%. Comdial's total expense for the matching portion of the 401(k) plan for 2001, 2000 and 1999 was $0.4 million, $0.6 million and $0.6 million, respectively.

NOTE 10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Comdial provides certain health care coverage (until age 65), which is subsidized by the retiree through insurance premiums paid to Comdial, and life insurance benefits for substantially all of its retired employees. The effect of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on operating income for 2001 was income of $0, compared to income for 2000 of $12,000 and expense for 1999 of $137,000. The postretirement benefit obligation is not funded and does not include any provisions for securities, settlement, curtailment, or special termination benefits. In 1993, when SFAS No. 106 went into effect, Comdial elected to amortize the cumulative effect of this obligation over 20 years (see unrecognized transition obligation in the table below).

During fiscal 2000, Comdial eliminated this benefit, except to the extent employees had already earned them, and ceased to accrue any additional postretirement benefits under the program previously accounted for in accordance with SFAS No. 106. The postretirement benefit obligation was reduced by $0.7 million with a corresponding decrease to the unrecognized transition obligation. The effects of this transaction on fiscal 2000 earnings were negligible.

The following table sets forth the change in postretirement benefit obligations and amounts recognized in Comdial's Consolidated Balance Sheets at December 31, 2001 and 2000.

--------------------------------------------------------------
In thousands                                   2001      2000
--------------------------------------------------------------
 Benefit obligation at beginning of year      $ 388    $1,074
 Service cost                                     4         4
 Interest cost                                   29        27
 Plan participants' contributions                 5        13
 Actuarial loss/(gain)                            6        17
 Benefits paid                                  (20)      (40)
 Curtailment effect                               -      (707)
                                              -----    ------
Benefit obligation at December 31             $ 412    $  388
                                              =====    ======
-------------------------------------------------------------

The following tables set forth the change in plan assets of the postretirement benefits and amounts recognized in Comdial's Consolidated Balance Sheets at December 31, 2001 and 2000.

-------------------------------------------------------------------------------
In thousands                                                2001     2000
-------------------------------------------------------------------------------
  Fair value of plan assets at beginning of year           $   -     $   -
  Employer contribution                                       15        27
  Plan participants' contributions                             5        13
  Benefits paid                                             ( 20)      (40)
                                                           -----     -----
   Fair value of plan assets at December 31                $  -      $   -
                                                           =====     =====

Funded status                                              $(412)    $(388)
  Unrecognized transition obligation                         401       438
  Unrecognized actuarial gain                               (735)     (812)
                                                           -----     -----
Accrued benefit cost                                       $(746)    $(762)
                                                           =====     =====

--------------------------------------------------------------------------------

Assumptions used in accounting for the plans as of December 31 were as follows:
-------------------------------------------------------------------------------
                                                     2001      2000    1999
-------------------------------------------------------------------------------
 Discount rate                                       7.25%     7.50%   8.00%
-------------------------------------------------------------------------------

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.25% for 2005 and remain at that level thereafter.

Net periodic postretirement (benefit) cost for 2001, 2000, and 1999, included the following components:

-------------------------------------------------------------------------------
In thousands                         2001              2000              1999
-------------------------------------------------------------------------------
    Service cost                    $   3              $   4             $  37
    Interest cost                      29                 27                74
    Amortization of unrecognized
     transition obligation             37                 37                91
    One-time curtailment income         -                 (6)
    Recognized actuarial gain         (69)               (74)              (65)
                                    -----              -----             -----
        Net postretirement
          (benefit) cost            $   -               ($12)            $ 137
                                    =====              =====             =====
-------------------------------------------------------------------------------

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:
-------------------------------------------------------------------------------
In thousands
                                               One-percentage    One-percentage
                                               Point Increase    Point Decrease
Effect on total of service and interest            $   1               ($1)
    cost components
Effect on postretirement benefit obligation        $  27              ($27)
-------------------------------------------------------------------------------

NOTE 11.  STOCK-BASED COMPENSATION PLANS

As of December 31, 2001, Comdial had two stock-based compensation plans. The 1992 Stock Incentive Plan (the "Incentive Plan") provides for stock options to purchase shares of Common Stock which may be granted to officers, directors and certain key employees as additional compensation. Pursuant to the terms of the 1992 Non-employee Directors Stock Incentive Plan (the "Directors Stock Incentive Plan"), each non-employee director shall be awarded 3,333 shares of Comdial's Common Stock for each fiscal year Comdial reports income. In January 1997, in accordance with the terms of the Directors Stock Incentive Plan, the board of directors adopted a resolution suspending 833 of the 3,333 shares of Comdial's common stock automatically awarded to non-employee directors under such circumstances. In 2000, each non-employee director was awarded 2,500 shares related to income earned by Comdial for fiscal year 1999. No amounts were awarded for 2000 or 2001. The plans are composed of stock options, restricted stock, nonstatutory stock, and incentive stock. Comdial's incentive plans are administered by the Compensation Committee of Comdial's Board of Directors.

As of December 31, 2001, there were 2.0 million shares of Comdial's Common Stock reserved for issuance under the Incentive Plan that was approved by the stockholders in 1996, including 0.2 million shares of Comdial's Common Stock reserved for issuance under the Directors Stock Incentive Plan. Of this amount,
0.5 million shares had not been granted under either plan. Comdial has previously accepted notes relating to the non-qualified stock options exercised by officers and employees. These notes receivable relating to stock purchases amounted to $0, $0 and $150,000 at December 31, 2001, 2000 and 1999,
respectively, and have been deducted from Stockholders' Equity (Deficit).

Options granted in 2001 and 2000 have a maximum term of ten years and vest in installments of 50%, 25% and 25% per year on each of the first through the third anniversaries of the grant date. Options issued in 1999 vest in installments of 33% per year on each of the first through the third anniversaries of the grant date. All options granted through the Incentive Plan are granted at an exercise price equal to the market price of Comdial's Common Stock on the grant date.


Information regarding stock options granted under the Incentive Plan is summarized below:

-------------------------------------------------------------------------------------------------------------------
                                                      2001      (1)        2000       (1)         1999       (1)
-------------------------------------------------------------------------------------------------------------------
Options outstanding,
    January 1;                                    1,051,653    $5.42     1,079,788    $8.66     1,104,213    $8.93
    Granted                                         724,852      .77       728,500     3.34       220,433     7.51
    Exercised                                        (8,500)     .00      (262,040)    8.15        (8,228)    2.34
    Terminated                                     (746,015)    5.51      (494,595)    8.21      (236,630)    9.08
                                                 ----------    -----    ----------    -----    ----------    -----
       Options outstanding,
       December 31;                               1,021,990     2.95     1,051,653     5.31     1,079,788     8.66
                                                 ==========    =====    ==========    =====    ==========    =====
    Options exercisable,
    December 31;                                    406,437     2.97       265,755     8.96       598,468     8.57
    Per share ranges of options outstanding
       at December 31                            $0.28 - $13.50         $1.41 - $13.50         $1.41-$13.50
    Dates through which options outstanding
      at December 31,
       were exercisable                          1/2002 - 12/2011       1/2001-12/2010         1/2000-12/2009

(1)  Weighted-average exercise price at grant date.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2001:

                               Options Outstanding                   Options Exercisable
                   -----------------------------------------     ---------------------------
                                     Weighted-
                        Number        Average     Weighted-        Number       Weighted-
Range of              Outstanding    Remaining     Average       Exercisable     Average
Exercise                  at        Contractual   Exercise           at         Exercise
 Prices                12/31/01        Life          Price         12/31/01      Price
--------------------------------------------------------------------------------------------
$  0.28 to  1.35         434,936         9.4       $  0.40         199,436       $  0.27
$  1.35 to  2.70         368,087         8.5          1.88          84,066          1.87
$  2.70 to  4.05          10,001          .3          3.00          10,001          3.00
$  5.40 to  6.75           3,833         2.8          5.79           3,833          5.79
$  6.75 to  8.10          32,716         6.1          7.57          24,164          7.55
$  8.10 to  9.45          32,261         4.2          8.87          32,261          8.87
$  9.45 to 10.80           4,000         2.1         10.59           4,000         10.59
$ 10.80 to 12.15          28,926         6.0         10.94          28,926         10.94
$ 12.15 to 13.50         107,250         8.2         12.54          19,750         12.73
                       ---------     -------                      --------
0.28 to 13.50          1,021,990         8.5       $  2.95         406,437       $  2.97
                       =========    ========       =======        ========       =======

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

--------------------------------------------------------------------------------------------
                                         2001            2000          1999
--------------------------------------------------------------------------------------------
  Risk-free interest rate               3.039%          6.03%           5.15%
  Expected life                          7.36           5.10             6.5
  Expected volatility                   110.3%            87%             65%
  Expected dividends                     none            none            none
--------------------------------------------------------------------------------------------

If compensation cost for Comdial's Stock Incentive Plans had been determined based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, Comdial's net income (loss) and earnings (loss) per share would have been shown in the pro forma amounts indicated below:

 --------------------------------------------------------------------------------------------
In thousands except per share amounts            2001          2000         1999

  Net (loss) income:    As reported              $(21,799)   $(63,264)      $ 7,343
                        Additional
                          Compensation
                          expense                   1,055       1,360         1,327
                        Pro forma                $(22,854)   $(64,624)      $ 6,016

  Basic (loss) earnings per share:
                        As reported              $  (2.37)   $  (6.89)      $  0.82
                        Pro forma                   (2.48)   $  (7.03)      $  0.67
  Diluted (loss) earnings per share:
                        As reported              $  (2.37)   $  (6.89)      $  0.82
                        Pro forma                   (2.48)   $  (7.03)      $  0.67
--------------------------------------------------------------------------------------------

The weighted average fair value of options granted in which the option price equaled the fair market value of the Company's stock on the date of grant is $0.51, $2.74 and $6.14 for the years ending December 31, 2001, 2000 and 1999 respectively.

NOTE 12.  SEGMENT INFORMATION

During 2001 and 2000, substantially all of the Company's sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

In the fourth quarter of 2000, the Company adopted a Restructuring Plan, the principal terms of which are discussed in Note 15 below. In 2001, pursuant to this plan, the Company discontinued the prior organization and consolidated its Strategic Business Unit ("SBU") segments that were defined as Comdial Convergent Communications Corporation, Comdial Enterprise Solutions, Inc., Key Voice Technologies, Comdial Business Communications Corporation and Array. The consolidation of these business units resulted in the organization of product segments to correspond with the industry background of primary business and product offerings which fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice messaging systems, and (3) computer telephony integration ("CTI") applications and other. Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified to the gross profit level for each segment. These three product segments comprise substantially all of Comdial's sales to the telecommunications market.

The information in the following tables is derived directly from the segments internal financial reporting used for management purposes. Unallocated costs include operating expenses, goodwill amortization, interest expense, other miscellaneous expenses, and income tax expense. Comdial does not maintain information that would allow assets, liabilities, or unallocated costs to be broken down into the various product segments as most of these items are shared in nature.

The following tables show segment information for the years ended December 31:

---------------------------------------------------------------------
(In thousands)                         2001         2000         1999
---------------------------------------------------------------------
Business Segment Net Sales
 Switching                        $  53,511    $  49,545     $ 81,868
 Messaging                           15,183       28,014       38,907
 CTI & Other                          7,473       12,005       19,982
                                  ---------    ---------     --------
  Net sales                       $  76,167    $  89,564     $140,757
                                  =========    =========     ========
---------------------------------------------------------------------
 (In thousands)                        2001         2000         1999
---------------------------------------------------------------------
Business Segment Profit
 Switching                        $  13,702    $   5,646     $ 29,148
 Messaging                            8,967       13,248       21,943
 CTI & Other                            445       (7,045)       4,112
                                  ---------    ---------     --------
  Gross profit                       23,114       11,849       55,203
 Operating expenses                  43,147       55,879       43,251
 Interest expense, net                2,759        2,902        1,633
 Miscellaneous expense - net            454          932          286
Gain on sale of assets              ( 1,447)           -            -
                                  ---------    ---------     --------
  Loss before income taxes         ($21,799)    ($47,864)    $ 10,033
                                  =========    =========     ========

--------------------------------------------------------------------------------
Comdial had sales in excess of 10% of net sales to three customers as follows:

----------------------------------------------------------------------
In thousands                               2001       2000       1999
----------------------------------------------------------------------
 Sales:
    ALLTEL Supply, Inc.                 $ 9,148    $14,563    $24,393
    Graybar Electric Company, Inc.       29,770     24,683     34,750
    Sprint/North Supply, Inc.            11,007     16,035     25,323

 Percentage of net sales:
    ALLTEL Supply, Inc.                      12%        16%        17%
    Graybar Electric Company, Inc.           39%        28%        25%
    Sprint/North Supply, Inc.                14%        18%        18%

Net sales of all three:
    Switching                            46,272    $49,894    $75,517
    Messaging                             3,653      5,387      8,949
                                        -------    -------    -------
    Net sales                           $49,925    $55,281    $84,466
                                        =======    =======    =======

--------------------------------------------------------------------------------

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Comdial currently and from time to time is involved in litigation arising in the ordinary course of its business. Those that the Company believes may have a significant impact on it are described below. Comdial can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows or financial condition.

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company's executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover's state law claims against Comdial are preempted by federal law, specifically ERISA. Presently, Mr. Grover is seeking to remand the case back to state court. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued.

On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15 month period plus certain fringe benefits under Comdial's Retirement Benefit Restoration Plan (the "Plan"). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain will be recognized until the Plan is liquidated. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of December 31, 2001.

On September 28, 2001, Baisch & Skinner, Inc. ("Baisch") filed suit against Comdial and a second defendant, Barron Communications, Inc. ("Barron") in St. Louis County, Missouri, alleging multiple counts of breach of contract and breach of warranty in connection with an agreement involving the installation by Barron of a communications system at Baisch's place of business. The suit seeks $78,000 in compensatory damages and unspecified incidental and consequential damages, interest and costs. Comdial believes it has ample defenses to the claims alleged in this matter. The matter is currently in the discovery phase. No amounts have been accrued.

On October 2, 2001, ePHONE Telecom, Inc. filed for arbitration against Comdial in Washington, DC, alleging fraud in the inducement, among other things, arising from the alleged breach of an asset purchase and software license agreement. ePHONE is seeking rescission of the agreement and a return of the full amount of $2.7 million paid to us thereunder. Comdial will vigorously defend itself against ePHONE's allegations and it has filed counterclaims against ePHONE for an amount in excess of $2.0 million based on ePHONE's failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE's breach of the agreement and the resulting termination thereof. On March 20, 2002, ePHONE requested leave to clarify its original claim by asserting $5.0 million in compensatory damages and $5.0 million in punitive damages in addition to the damages described above. No ruling has been made on that request. Comdial believes it has ample defenses to the claims alleged against Comdial in this matter. No amounts have been accrued.

On November 2, 2001, Comdial reached a settlement of a lawsuit filed against the Company by Rates Technology Inc. ("RTI") in the Eastern District of New York alleging that certain of its products had infringed an expired patent held by RTI. According to the settlement agreement, Comdial agreed to pay an amount not in excess of $0.5 million pursuant to a promissory note payable in quarterly installments through August 2004 in exchange for dismissal of the suit against Comdial and King Technologies, Inc. ("King"). King had been named as an additional defendant in the suit under an amendment by RTI to its initial complaint. The specific financial terms of the settlement are confidential. As of December 31, 2001, the settlement amount had been accrued. On February 13, 2002, Comdial reached agreement with RTI on modified payment terms under the aforementioned promissory note. The note has been paid in full.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents the Company's quarterly financial data for the last two years:

----------------------------------------------------------------
In thousands except                       First         Second
per share amounts                        Quarter        Quarter
----------------------------------------------------------------
2001
    Net Sales                            $18,115       $ 20,261
    Gross profit                           7,801          7,915
    Goodwill amortization                    671            425
    Interest expense                         690            598
    Net loss                              (1,092)        (2,766)
    Net loss per
    common share: Basic                    (0.12)         (0.30)
                  Diluted                  (0.12)         (0.30)
----------------------------------------------------------------
2000
    Net Sales                            $30,266       $ 18,506
    Gross profit                          11,843          1,546
    Goodwill amortization                    799            798
    Interest expense                         607            616
    Net loss                              (2,333)        (4,848)
    Net loss per
    common share: Basic                    (0.26)         (0.53)
                  Diluted                  (0.26)         (0.53)
----------------------------------------------------------------

In thousands except                      Third         Fourth
  per share amounts                      Quarter       Quarter
----------------------------------------------------------------
2001
    Net Sales                            $22,882       $ 14,909
    Gross profit                           7,342             56
    Goodwill amortization                    423            423
    Interest expense                         834            637
    Net loss                              (2,997)       (14,944)
    Net loss per
    common share: Basic                    (0.33)         (1.62)
                  Diluted                  (0.33)         (1.62)


----------------------------------------------------------------

2000
    Net Sales                            $24,049       $ 16,743
    Gross profit                           4,277         (5,817)
    Goodwill amortization                    799            799
    Interest expense                         745            934
    Net loss                              (5,137)       (50,946)
    Net loss per
    common share: Basic                    (0.56)         (5.53)
                  Diluted                  (0.56)         (5.53)
----------------------------------------------------------------

Previously reported quarterly information has been revised to reflect certain reclassifications. These reclassifications had no effect on previously reported consolidated net income. See Note 1.

NOTE 15.  RESTRUCTURING

In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000.

Significant terms of the restructuring plan ("the Plan") included outsourcing the manufacturing operations, reducing the Company's workforce and selling the headquarters and manufacturing facility. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000; another 222 employees were notified as of December 28, 2000 that their positions would be eliminated in fiscal 2001. The employees to be terminated were part of the manufacturing function and related general and administrative positions in Charlottesville, Virginia. As of December 31, 2001, a total of 342 employees have been terminated as part of the Plan and the remaining 32 employees are expected to leave by April 2002.

On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. The plan was designed to achieve certain operational and financial efficiencies throughout the organization. A contingency plan was also developed to quickly react if the disaster proved to cause more serious economic effects to the company. Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Accordingly, reductions were made across several departments including sales, finance, manufacturing, engineering, and technical support. Thirty employees in total were terminated. Employees were notified as of September 28, 2001 that their positions had been eliminated.

During the month of October, the Company decided that further restructuring was required. During November 2001, a third restructuring plan was announced. The Company decided to make changes to the engineering department, as well as cut expenses further in light of the events of September 11 and the effects that this event had on the sales of its products. The Company announced that it would be outsourcing the entire production and assembly work in Charlottesville. During November 2001, it was announced that the Company would eliminate more than 75 positions between November 2001 and April 2002 as it executes this exit from manufacturing.

As of December 31, 2000, the Company accrued severance and related benefits in the amount of $2.4 million related to the Plan. During 2001, the Company accrued an additional $0.8 million of severance and related benefits for the September and November restructurings. During 2001, the Company made cash severance payments of $2.3 million relating to the 2000 and 2001 restructurings. During 2001, $0.4 million was reduced from the restructuring accrual for employees who terminated their employment voluntarily before their severance date and, therefore, received no severance pay. As of December 31, 2001, the Company has a remaining obligation of $0.5 million related to severance and related benefits, which will be paid during 2002. These amounts are included in accrued payroll and related expenses in the accompanying December 31, 2001 consolidated financial statements.


NOTE 16. IMPAIRMENT OF LONG-LIVED ASSETS

During 2001 and 2000, Comdial recorded impairment losses on long-lived assets, including goodwill, of $3.2 million and $7.4 million, respectively. Asset impairments for 2001 and 2000 of $1.0 million and $0.3 million, respectively, were required related to the manufacturing equipment that will be disposed as a result of the outsourcing of Company's manufacturing operations. The asset impairments were measured by the excess of the carrying value of the assets over the fair value of the assets. Fair value of the assets was determined by independent valuations and quoted market prices. The Company expects to realize an annual savings of $0.3 million due to the cessation of depreciation on the assets held for disposal.

Other impairment losses consisted of capitalized software development costs in the amount of $1.4 million and $0.4 million for 2001 and 2000, respectively, related to discontinued products. These losses were based on a comparison of the projected undiscounted cash flows to the carrying value of these assets. In 2000, $3.9 million of software purchased for internal use that was no longer going to be utilized due to the Company's downsizing was written off.

In March 2000, the Company sold the assets of its wholly owned subsidiary, Array. Pursuant to the sale of the assets, the Company licensed its technology to ePHONE. The Company was to receive royalty fees based on certain gross sales over a five-year period. The Company determined that the present value of the future cash flows related to the licensing agreement was less than the carrying value of the goodwill. Accordingly, the Company recorded a $2.8 million impairment loss on goodwill during 2000. Due to ePHONE filing arbitration against the Company on October 2, 2001 (see Note 13), Comdial deemed the remaining goodwill balance of $0.8 million in 2001 to be impaired and recorded a loss for this amount.

NOTE 17. SUBSEQUENT EVENTS

See Note 6 for subsequent events related to long-term debt.

In the first quarter of 2002, the Company reached agreements with certain vendors and other creditors to forgive $7.1 million in current non-bank obligations, net of fees payable to the debt management firm that the Company hired to assist with these efforts. These liabilities included amounts owed to a former distributor of the Company's products, several component parts suppliers and a seller of industrial equipment. The gains on forgiveness of $4.6 million will be recognized in 2002.

Included in the non-bank obligations reduction is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002.

ITEM 9.  CHANGES IN ACCOUNTANTS

On April 24, 2001, the Registrant dismissed Deloitte & Touche LLP as its independent auditors.

The reports of Deloitte & Touche LLP on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

Furthermore, except for the two matters reported below, during the two most recent fiscal years and the subsequent interim period, there were no disagreements with Deloitte & Touche LLP on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to their satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement(s) in their report.

In connection with the audit of the Registrant's consolidated financial statements for the year ended December 31, 2000, there was a disagreement between management and Deloitte & Touche LLP related to the accounting for its 1992 Incentive Stock Option Plan ("the 1992 Plan"). Management recorded adjustments related to this plan in the 2000 consolidated financial statements and also restated the 1998 and 1999 consolidated financial statements, as described in its Annual Report on Form 10-K for 2000 and, as a result, Deloitte & Touche LLP indicated that this disagreement was satisfactorily resolved.

Also in connection with the audit of the Registrant's consolidated financial statements for the year ended December 31, 2000, there was a disagreement related to the accounting for income taxes in 2000. Management recorded adjustments related to this matter in the 2000 consolidated financial statements and, as a result, Deloitte & Touche LLP indicated that this disagreement was satisfactorily resolved.

The Audit Committee of the Company's Board of Directors discussed the subject matter of both disagreements with Deloitte & Touche LLP.

On May 1, 2001, the Registrant engaged Ernst & Young LLP as its independent auditors. The Company has authorized Deloitte & Touche LLP to respond fully to the inquiries of Ernst & Young, LLP concerning the subject matter of the foregoing disagreements. The decision to change auditors was approved by the Registrant's Board of Directors on April 23, 2001.

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

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. Audited Consolidated Financial Statements of Comdial Corporation and its Subsidiaries

            Report of Ernst & Young LLP
            Report of Deloitte & Touche LLP

            Financial Statements:
            Consolidated Balance Sheets -
              December 31, 2001 and 2000
            Consolidated Statements of Operations -
              Years ended December 31, 2001, 2000
              and 1999
            Consolidated Statements of Stockholders' Equity (Deficit) -
              Years ended December 31, 2001, 2000
              and 1999
            Consolidated Statements of Cash Flows -
              Years ended  December 31, 2001, 2000
              and 1999
            Notes to Consolidated Financial Statements -
              Years ended December 31, 2001, 2000 and 1999


2.    Financial Statements - Supplemental Schedules:

        Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

3.    Exhibits Included herein:

        (3)  Articles of Incorporation and Bylaws:

           3.1    Certificate of Incorporation of Comdial Corporation. (Exhibits
                  (a) Item 3.1 to Item 6 of Registrant's Form 10-Q for the period ended July 2, 1995.) *

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

         10.22 Amendment No. 5 to the Registrant's 1992 Stock Incentive Plan (Exhibit 99.1 to Registrant's Form S-8 dated November 15,
                  2000)*

         10.23 Amended and Restated Credit Agreement dated November 22, 2000 (Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 2000.)*



         10.24 Agreement of Sale and Purchase dated March 9, 2001 between the Registrant and Seminole Trail Properties, LLC (Exhibit 3.1 to Registrant's Form 8-K filed March 26, 2001)*

         10.25 Deed of Lease dated March 9, 2001 between Seminole Trail Properties, LLC and the Registrant (Exhibit 10.1 to Registrant's Form 8-K filed March 26, 2001)*

         10.26 Amended and Restated Credit Agreement dated April 10, 2001 (Exhibit 10.23 to Registrant's Form 10-K for the year ended December 31, 2000.)*

         10.27 First Amendment to Amended and Restated Credit Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A.

         10.28 Certificate of Designation of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock dated March 6, 2002

         10.29 Registration Rights Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A.

         10.30 Preferred Stock Investment Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A.

* INCORPORATED BY REFERENCE HEREIN.

     (21)  Subsidiaries of the Registrant

     (23)  Consent of Ernst and Young LLP
           Consent of Deloitte & Touche LLP

     (24)  Power of Attorney


(b)  Reports on Form 8-K:

  During the quarter ended December 31, 2001, Comdial filed no current reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

                                                 COMDIAL CORPORATION

                                                   By: /s/ Paul K. Suijk
                                                  ------------------------------
                                                   Paul K. Suijk
                                                   Senior Vice President and
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----

        *                          Director               March 29, 2002
--------------------
Robert P. Collins


        *                          Director               March 29, 2002
--------------------
Nickolas A. Branica


        *                          Director               March 29, 2002
--------------------
David P. Berg

        *                          Director               March 29, 2002
--------------------
Sanford Schlitt


* By: /s/ Ralph R. Dyer
      -----------------
  Ralph R. Dyer, as attorney
  in fact pursuant to the power
  of attorney contained in
  Exhibit 24 of this Form 10-K.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
COMDIAL CORPORATION
DECEMBER 31, 2001
In Thousands

----------------------------------------------------------------------------------------------------------------------------------
COL. A                                        COL. B              COL. C              COL. D       COL. E
----------------------------------------------------------------------------------------------------------------------------------
Description                                                      Additions
                                            Balance at          Charged to          Charged to                    Balance
                                            Beginning           Costs and             Other                        at End
                                            of Period            Expense             Accounts      Deductions     of Period
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001:

Deducted from asset accounts:
Allowance for doubtful accounts              $ 2,834           $    2,288                           ($1,589)*        $    3,533
Reserve for sales returns                      2,447                   -                            ( 2,224)**              223
Reserve for inventory obsolescence             5,355                2,475                           ( 3,808)***           4,022
Deferred tax asset valuation allowance        34,141                8,277                                 -              42,418
                                            --------           ----------                        ----------          ----------
                    Total                   $ 44,777           $   13,040                           ($7,621)         $   50,196
                                            ========           ==========                        ==========          ==========
Year Ended December 31, 2000:

Deducted from asset accounts:
Allowance for doubtful accounts              $   302            $   2,793                             ($261)*        $    2,834
Reserve for sales returns                        418                2,029                                 -               2,447
 Reserve for inventory obsolescence            3,239                3,734                            (1,618)***           5,355
 Deferred tax asset valuation allowance          300               33,841                                 -              34,141
                                             -------             --------                        ----------          ----------
                      Total                  $ 4,259             $ 42,397                           ($1,879)         $   44,777
                                             =======             ========                        ==========          ==========

Year Ended December 31, 1999:

Deducted from asset accounts:
Allowance for doubtful accounts              $   198             $    194                              ($90)*        $      302
Reserve for sales returns                        401                   17                                 -                 418
Reserve for inventory obsolescence             3,362                  487                              (610)***           3,239
Deferred tax asset valuation allowance         2,966               (2,666)                                -                 300
                                             -------             --------                        ----------          ----------
                    Total                    $ 6,927              ($1,968)                            ($700)         $    4,259
                                             =======             ========                        ==========          ==========

*    Write off uncollectible accounts
**   Return of inventory
***  Write off obsolete inventory