Form 10-Q
period 2002-03-31
COMDIAL CORP
filed 2002-05-15
CIK 230131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended March 31, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the transition period from             to

Commission file number: 0-9023

COMDIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2443673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

106 Cattlemen Road, Sarasota, Florida 34232
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 922-3800

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    X            No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of latest practicable date. 9,204,824 common shares, $0.01 par value per share as of May 10, 2002.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Operations—(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	In thousands, except per share amounts
Net sales	$12,325	$18,115
Cost of goods sold	7,888	10,314

Gross profit	4,437	7,801
Operating expenses
Selling, general & administrative	5,023	8,750
Engineering, research & development	1,616	2,078
Goodwill amortization expense	—	670

Total operating expenses	6,639	11,498

Operating loss	(2,202)	(3,697)
Other expense (income)
Interest expense, net	437	687
Loss (gain) on sale of assets	3	(3,201)
Miscellaneous income, net	(2,871)	(91)

Income (loss) before income taxes	229	(1,092)
Income tax benefit	—	—

Net income (loss) before extraordinary item	229	(1,092)

Extraordinary item — gain on restructuring of liabilities, net of income tax effect	11,902	—

Net income (loss)	12,131	(1,092)

Preferred stock dividends	(34)	—

Net income (loss) applicable to common stock	$12,097	($1,092)

Earnings (loss) per share:
Basic	$1.32	($0.12)
Diluted	$1.25	($0.12)
Earnings (loss) per share applicable to common stock:
Basic	$1.31	($0.12)
Diluted	$1.25	($0.12)
Weighted average shares outstanding:
Basic	9,215	9,215
Diluted	9,706	9,215

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)	*
	In thousands, except par value
Assets
Current assets
Cash and cash equivalents	$497	$1,239
Accounts receivable (less allowance for doubtful accounts: 2002 — $3,122; 2001 — $3,533)	9,894	10,915
Inventories	6,117	9,527
Prepaid expenses and other current assets	572	759

Total current assets	17,080	22,440

Property and equipment — net	6,538	5,839
Goodwill — net	3,375	3,375
Capitalized software development costs — net	7,130	7,790
Other assets	3,900	3,648

Total assets	$38,023	$43,092

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,166	$11,266
Accrued payroll and related expenses	1,921	1,778
Other accrued liabilities	4,661	4,994
Current maturities of debt	13,517	2,596

Total current liabilities	29,265	20,634

Long-term debt	1,666	26,912
Other long-term liabilities	4,180	5,830

Total liabilities	35,111	53,376
Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10,000 liquidation preference (Authorized 1,000 shares; issued and outstanding: 2002 — 1,000; 2001 — 0)	10,000	—
Common stock, $0.01 par value (Authorized 30,000 shares; issued and outstanding: 2002 — 9,337; 2001 — 9,337)	93	93
Paid-in capital	114,492	123,427
Treasury stock, 132 shares, at cost	(1,296)	(1,296)
Accumulated deficit	(120,377)	(132,508)

Total stockholders’ equity (deficit)	2,912	(10,284)

Total liabilities and stockholders’ equity (deficit)	$38,023	$43,092

*	Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	In thousands
Cash flows from operating activities:
Net income (loss)	$12,131	($1,092)
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	1,536	2,542
Bad debt expense	4	222
Extraordinary item	(11,902)	—
Gain on lease renegotiation	(2,834)	—
Inventory provision	—	104
Loss (gain) on sale of assets	3	(3,201)
Changes in working capital components:
Accounts receivable	1,052	(4,614)
Inventory	1,370	859
Prepaid expenses and other assets	(133)	(414)
Accounts payable	(1,046)	5,257
Other liabilities	(482)	(1,892)

Net cash used in operating activities	(301)	(2,229)

Cash flows from investing activities:
Proceeds from the sale and leaseback of property	—	3,382
Capital expenditures	—	(34)
Capitalized software additions	(174)	(300)

Net cash (used in) provided by investing activities	(174)	3,048

Cash flows from financing activities:
Net repayments under revolver agreement	—	(2,904)
Principal payments under notes payable	(147)	—
Principal payments under capital lease obligations	(120)	—

Net cash used in financing activities	(267)	(2,904)

Net decrease in cash and cash equivalents	(742)	(2,085)

Cash and cash equivalents at beginning of period	1,239	2,428

Cash and cash equivalents at end of period	$497	$343

Supplemental information—Cash paid during the period for:
Interest	$471	$815

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Promissory note issued for sale and leaseback of property	$—	$8,400
Assets acquired through capital lease transactions	1,336	—
Debt converted to preferred stock	10,000	—
Warrants issued in connection with leasing arrangement	99	—
Accrued dividends on preferred stock	34	—

The accompanying notes are an integral part of these financial statements.

            COMDIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002—(Unaudited)

NOTE A.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Comdial Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Reclassifications

The Company has reclassified certain amounts for the three months ended March 31, 2001 to conform to the 2002 presentation. These and other reclassifications had no effect on operating or net income.

NOTE B.     DEBT RESTRUCTURING

In the first quarter of 2002, the Company reached agreements with certain vendors and other creditors to forgive $3.8 million in current non-bank obligations, net of fees payable to the debt management firm that the Company hired to assist with these efforts. These liabilities included amounts owed to a former distributor of the Company’s products, several component parts suppliers and a seller of industrial equipment. The gains on forgiveness of $1.8 million were recognized during the three months ended March 31, 2002 and are reported as an extraordinary item in the accompanying consolidated statements of operations.

In July 2000, the Company froze its non-qualified pension plan, the Retirement Benefit Restoration Plan (the “Plan”), thereby eliminating any further benefit accrual by employees in the Plan. During the first quarter of 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Plan. The agreements provide for aggregate monthly payments of $3,750 beginning in May, 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June, 2005, for a total aggregate payout of $0.5 million. The Agreements settled all remaining liabilities of the Company pursuant to the Plan, thus the Company terminated the Plan and recognized a gain of $1.1 million, which is included as an extraordinary item in the accompanying consolidated statements of operations.

Included in the non-bank obligations reduction is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. No gain or loss was recognized on this transaction. As of March 31, 2002, the Company had met its minimum monthly purchase requirement. Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002. As of March 31, 2002, the Company had purchased $0.1 million against the commitment.

On March 21, 2002, the Company and Relational Funding Corporation and its assignees (collectively “RFC”) reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.2 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide RFC warrants to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which have an estimated fair market value of approximately $0.1 million.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varies if the Company receives additional debt or equity, under circumstances defined in the agreement. The conversion ratio will be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash ($0.50 per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends are being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement, which will require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to preferred stock resulted in an extraordinary gain of $9.0 million since the fair value of the preferred stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. The preferred stock was issued below par and the difference has been recorded as a reduction of paid-in capital.

NOTE C.    SALE/LEASEBACK OF MANUFACTURING FACILITY

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

The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001, which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and is being amortized over three years, the term of the lease, as a reduction of rent expense. For the three months ended March 31, 2002, the Company amortized $0.2 million as a reduction of rent expense. As of March 31, 2002, the balance of the deferred gain amounts to $1.0 million.

NOTE D.    SALE OF ARRAY ASSETS

In March 2000, the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. (“ePHONE”) related to the business of its wholly-owned subsidiary, Array Telecom Corporation. Pursuant to the agreement, the Company sold certain fixed assets and products, and provided a license in certain intellectual property for a five-year term to ePHONE. The agreement also allowed ePHONE to utilize the name “Array” and provided ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company had been recognizing the gain of $1.9 million into income over a five-year period from the date of closing. Due to ePHONE filing for arbitration against the Company on October 2, 2001 and the subsequent termination of the agreement (see Note I), Comdial ceased to recognize any gain as of September 30, 2001. As of March 31, 2002, the balance of the deferred gain amounts to $1.3 million.

NOTE E.    INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2002	2001
	In thousands
Finished goods	$4,437	$5,040
Materials and supplies	1,681	4,487

Total	$6,118	$9,527

The Company provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management’s estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of March 31, 2002 and December 31, 2001, which totaled $0.1 million at both dates.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE F.    LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2002	December 31, 2001
	In thousands
Revolver (1)	$8,000	$16,500
Term Loan (1)	4,904	6,404
Capital Leases (2)	2,142	3,578
Notes Payable (3)	137	947
Promissory Note (4)	—	2,079

Total Debt	15,183	29,508
Less current maturities on debt	13,517	2,596

Total long-term debt	$1,666	$26,912

(1)
On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2003.

The First Amendment changed the schedule of principal payments on the Term Loan balance. The term note will start amortizing in September 2002 using a 36-month amortization schedule. The First Amendment also changed the applicable interest rate to an interest rate based on the Prime Rate plus a specified margin. Effective as of March 31, 2002, the interest rate is equal to the Prime Rate plus four percent. As of March 31, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

Comdial’s indebtedness to Bank of America under the Credit Agreement, as amended by the First Amendment, is secured by liens on all of Comdial’s properties and assets. The First Amendment modified the financial covenants relating to consolidated net income and contained other covenants related to consolidated net worth and cross default provisions. As of March 31, 2002, the Company was in compliance with all covenants. The First Amendment provided for the waiver of all 2001 violations and defaults.

In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varies if the Company receives additional debt or equity, under circumstances defined in the agreement. The conversion ratio will be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash ($0.50 per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends are being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement that will require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to preferred stock resulted in an extraordinary gain of $9.0 million since the fair value of the preferred stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. See Note B.

Due to the restructuring discussed above, $22.4 million due to Bank of America was excluded from current liabilities at December 31, 2001, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced”. At March 31, 2002, the principal amount due to Bank of America of $12.9 million is classified as current due to the March 31, 2003 maturity date.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)
The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide RFC warrants to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which have an estimated fair market value of approximately $0.1 million.

(3)
The Company has unsecured notes payable in the amount of $0.9 million outstanding as of December 31, 2001. The notes have interest rates ranging from 0% to 14.5%. Monthly principal and interest payments on the notes total $60,000. One of the notes has quarterly principal payments of $25,000 plus interest. Maturity dates on the notes range from December 2001 to September 2004. As of March 2002, the notes have been renegotiated to an outstanding balance of $0.1 million. See Note B. (4) On October 12, 2001, the Company signed a promissory note with one of its suppliers that converted $2.1 million in accounts payable owed to the supplier to a long-term note. In February 2002, this note was canceled. See Note B.

(4)
On October 12 2001, the Company signed a promissory note with one of its suppliers that converted $2.1 million in accounts payable owed to the supplier to a long-term note. In February 2002, this note was canceled. See Note B.

NOTE G.    EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 846,824 and 1,318,545 shares of common stock and warrants to purchase 175,000 and 0 shares of common stock for the three months ended March 31, 2002 and 2001, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,	March 31,
	2002	2001
	In thousands, except per share data
Basic:
Earnings (loss) per share before extraordinary item and preferred stock dividend	$0.02	($0.12)
Extraordinary item – gain on restructuring of liabilities, net of income tax effect	$1.29	—
Preferred stock dividend	—	—

Earnings (loss) per share applicable to common stock	$1.31	($0.12)
Weighted average number of common shares outstanding during the period	9,205	9,197
Add—Deferred shares	10	18

Weighted average number of shares used in calculation of basic earnings per common share	9,215	9,215

Diluted:
Earnings (loss) per share before extraordinary item and preferred stock dividend	$0.02	($0.12)
Extraordinary item – gain on restructuring of liabilities, net of income tax effect	$1.23	—
Preferred stock dividend	—	—

Earnings (loss) per share applicable to common stock	$1.25	($0.12)
Weighted average number of shares used in calculation of basic earnings per common share	9,215	9,215
Effect of dilutive stock options	66	—
Effect of dilutive preferred convertible stock	425	—

Weighted average number of shares used in calculation of diluted earnings per common share	9,706	9,215

During the three months ended March 31, 2002 and 2001, no stock options were exercised.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H.    SEGMENT INFORMATION

During the first three months of 2001 and 2000, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

The Company organizes its product segments to correspond with the industry background of primary business and product offerings which fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice messaging systems, and (3) computer telephony integration (“CTI”) applications and other. Each of these categories is considered a business segment, and with respect to their financial performance, the costs associated with these segments can only be quantified and identified to the gross profit level for each segment. These three product segments comprise substantially all of Comdial’s sales to the telecommunications market.

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

The following tables show segment information for the three months ended March 31, 2002 and 2001.

	March 31, 2002	March 31, 2001
	In thousands
Business Segment Net Sales
Switching	$8,669	$11,135
Messaging	3,054	4,279
CTI & Other	602	2,701

Net sales	$12,325	$18,115

	March 31, 2002	March 31, 2001
	In thousands
Business Segment Profit
Switching	$3,410	$3,845
Messaging	1,018	1,963
CTI & Other	9	1,993

Gross profit	4,437	7,801
Operating expenses	6,639	11,498
Interest expense, net	437	687
Miscellaneous income, net	(2,871)	(91)
Loss (gain) on sale of assets	3	(3,201)

Income (loss) before income taxes	$229	($1,092)

NOTE I.    COMMITMENTS AND CONTINGENT LIABILITIES

Comdial currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company believes that certain of these may have a significant impact on the Company and these claims are described below. Comdial can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows or financial condition.

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover’s state law claims against Comdial are preempted by federal law, specifically ERISA. Presently, Mr. Grover is seeking to remand the case back to state court. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15 month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation also described in Note B. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of March 31, 2002.

On September 28, 2001, Baisch & Skinner, Inc. (“Baisch”) filed suit against Comdial and a second defendant, Barron Communications, Inc. (“Barron”) in St. Louis County, Missouri, alleging multiple counts of breach of contract and breach of warranty in connection with an agreement involving the installation by Barron of a communications system at Baisch’s place of business. The suit seeks $78,000 in compensatory damages and unspecified incidental and consequential damages, interest and costs. Comdial believes it has ample defenses to the claims alleged in this matter and no amounts have been accrued. The matter is currently in the discovery phase.

On October 2, 2001, ePHONE Telecom, Inc. filed for arbitration against Comdial in Washington, DC, alleging fraud in the inducement, among other things, arising from the alleged breach of an asset purchase and software license agreement. ePHONE is seeking rescission of the agreement and a return of the full amount of $2.7 million paid to us thereunder. Comdial intends to vigorously defend itself against ePHONE’s allegations and it has filed counterclaims against ePHONE for an amount in excess of $2.0 million based on ePHONE’s failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE’s breach of the agreement and the resulting termination thereof. On March 20, 2002, ePHONE requested leave to clarify its original claim by asserting $5.0 million in compensatory damages and $5.0 million in punitive damages in addition to the damages described above. No ruling has been made on that request. Comdial believes it has ample defenses to the claims alleged against Comdial in this matter. No amounts have been accrued.

On November 2, 2001, Comdial reached a settlement of a lawsuit filed against the Company by Rates Technology Inc. (“RTI”) in the Eastern District of New York alleging that certain of its products had infringed an expired patent held by RTI. According to the settlement agreement, Comdial agreed to pay an amount not in excess of $0.5 million pursuant to a promissory note payable in quarterly installments through August 2004 in exchange for dismissal of the suit against Comdial and King Technologies, Inc. (“King”). King had been named as an additional defendant in the suit under an amendment by RTI to its initial complaint. The specific financial terms of the settlement are confidential. On February 13, 2002, Comdial reached agreement with RTI on modified payment terms under the aforementioned promissory note. The note was paid in full in the first quarter of 2002.

NOTE J.    RESTRUCTURING

In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000.

Significant terms of the restructuring plan (“the Plan”) included outsourcing the manufacturing operations, reducing the Company’s workforce and selling the headquarters and manufacturing facility. Pursuant to the Plan, 152 employees were terminated effective December 15, 2000; another 222 employees were notified as of December 28, 2000 that their positions would be eliminated in fiscal 2001. The employees to be terminated were part of the manufacturing function and related general and administrative positions in Charlottesville, Virginia. As of March 31, 2002, a total of 342 employees have been terminated as part of the Plan and the remaining 32 employees are expected to leave by June 2002.

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

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2001, the Company had a remaining obligation of $0.5 million relating to the 2000 and 2001 restructurings. During the three months ended March 31, 2002, the Company made cash severance payments of $0.4 million. As of March 31, 2002, the Company has a remaining obligation of $0.1 million related to severance and related benefits, which will be paid during 2002. These amounts are included in accrued payroll and related expenses in the accompanying March 31, 2001 condensed consolidated financial statements.

NOTE K.    GOODWILL

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”). Statement No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets will be tested for impairment, and any impairment charge resulting from the initial application of Statement No. 142 would be classified as a cumulative change in accounting principle. Statement No. 142 is effective for companies with fiscal years beginning after December 15, 2001.

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective December 31, 2001. In addition, the Company completed the transitional impairment test and determined that goodwill was not impaired. A reconciliation of previously reported net loss and loss per share for the three months ended March 31, 2001, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

	Three Months Ended March 31,
	2002	2001
	In thousands, except per share amounts
Reported net income (loss)	$12,131	($1,092)
Add: Goodwill amortization, net of tax	—	670

Adjusted net income (loss)	$12,131	($422)

Basic earnings (loss) per share:
Reported net income (loss)	$1.32	($0.12)
Goodwill amortization, net of tax	—	0.07

Adjusted net income (loss) per share—basic	$1.32	($0.05)

Diluted earnings (loss) per share:
Reported net income (loss)	$1.25	($0.12)
Goodwill amortization, net of tax	—	0.07

Adjusted net income (loss) per share—diluted	$1.25	($0.05)

COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the “Company”). This review should be read in conjunction with the condensed consolidated financial statements and accompanying notes continued herein. This analysis attempts to identify trends and material changes that occurred during the periods presented.

Due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and the Company commenced implementation during the fourth quarter of 2000. Significant terms of the Restructuring Plan included outsourcing the Company’s manufacturing operations, reducing the Company’s workforce and selling the Company’s headquarters and manufacturing facility. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. The plan was designed to achieve certain operational and financial efficiencies throughout the organization. A contingency plan was also developed to quickly react if the disaster proved to cause more serious economic effects to the company. Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Accordingly, reductions were made across several departments including sales, finance, manufacturing, engineering, and technical support. During the month of October, the Company decided that further restructuring was required. During November 2001, a third restructuring plan was announced. The Company decided to make changes to the engineering department, as well as cut expenses further in light of the events of September 11 and the effects that this event had on the sales of its products. The Company announced that it would be outsourcing the entire production and assembly work in Charlottesville. See Note J to the Condensed Consolidated Financial Statements.

Comdial is a Delaware corporation based in Sarasota, Florida. Comdial’s Common Stock is traded on the National Association of Security Dealers Automated Quotation System (“Nasdaq(R)”) in the Nasdaq SmallCap Market(R) under the symbol, “CMDL”.

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

The First Amendment changed the schedule of principal payments on the Term Loan balance. The term note will start amortizing in September 2002 using a 36-month amortization schedule. The First Amendment also changed the applicable interest rate to an interest rate based on the Prime Rate plus a specified margin. Effective as of March 31, 2002, the interest rate is equal to the Prime Rate plus four percent. As of March 31, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

Comdial's indebtedness to Bank of America under the Credit Agreement, as amended by the First Amendment, is secured by liens on all of Comdial's properties and assets. The First Amendment modified the financial covenants relating to consolidated net income and contained other covenants related to consolidated net worth and cross default provisions. As of March 31, 2002, the Company was in compliance with all covenants. The First Amendment provided for the waiver of all 2001 violations and defaults.

In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the "Preferred Stock"). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varies if the Company receives additional debt or equity, under circumstances defined in the agreement. The conversion ratio will be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America's Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash ($0.50 per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends are being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement that will require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to preferred stock resulted in an extraordinary gain of $9.0 million since the fair value of the preferred stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. See Note B.

Revenue and Earnings:

First Quarter 2002 vs. 2001

Comdial’s net sales decreased by 32% for the first quarter of 2002 to $12.3 million, compared with $18.1 million in the first quarter of 2001. The primary factors in the decrease of sales were the overall market contraction, the decrease in inventory levels at the distributors, and the elimination of the Avalon product that targeted the assisted living market.

Gross profit decreased by 43% for the first quarter of 2002 to $4.4 million, compared with $7.8 million in the first quarter of 2001 primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, decreased from 43% for the first quarter of 2001 to 36% for the same period of 2002. This decrease is primarily due to the Company initiating certain promotional pricing for its DX-80 in-skin voice mail product during the first quarter of 2002 to stimulate sales.

Selling, general and administrative expenses (“SG&A”) decreased for the first quarter of 2002 by 43% to $5.0 million, compared with $8.8 million in the first quarter of 2001. SG&A expenses, as a percentage of sales, decreased to 41% for the first quarter of 2002 compared with 48% for the same period of 2001. This decrease primarily resulted from downsizing the work force and closely controlling costs.

Engineering, research and development expenses for the first quarter of 2002 decreased by 22% to $1.6 million, compared with $2.1 million for the first quarter of 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales, increased to 13% for the first quarter of 2002 compared with 11% for the first quarter of 2001, primarily due to engineers spending more time on non-capitalizable projects associated with new products that had been put into production.

Interest expense decreased for the first quarter of 2002 by 36% to $0.4 million, compared with $0.7 million in the first quarter of 2001. This was due to lower levels of debt during 2002 due primarily to the restructuring with Bank of America.

Miscellaneous income increased from $0.1 million for the first quarter of 2001 to $2.9 million for the first quarter of 2002, primarily related to the gain on the lease restructuring with Relational Funding Corporation and its assignees (collectively “RFC”) of $2.8 million. See Note B.

During the first quarter of 2002, the Company reached agreements with Bank of America, certain vendors and other creditors to reduce its debt. In addition, the Company terminated the Retirement Benefit Restoration Plan resulting in an extraordinary gain. Based on these agreements, a gain of $11.9 million was recorded as an extraordinary item in the accompanying consolidated statements of operations. See Note B for additional description on the agreements and related gain.

The net income increased for the first quarter of 2002 to $12.1 million, compared with a net loss of $1.1 million for the same period in 2001. This increase was primarily attributable to lower selling, general and administrative expenses for the quarter and the gain on debt restructuring, offset by the reduction in sales and related gross profit.

Liquidity and Capital Resources:

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	March 31, 2002	December 31, 2001
	In Thousands
Cash and cash equivalents	$497	$1,239
Current maturities of debt	13,517	2,596
Working capital (deficiency)	(12,185)	1,806

In 1998, Comdial and Bank of America, N.A. (“Bank of America”) formerly NationsBank, N.A., entered into a credit agreement providing Comdial with a revolving credit facility and a letter of credit sub-facility. On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2003. As of March 31, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

As of March 31, 2002, the Company’s cash and cash equivalents were lower than December 31, 2001 due primarily to the timing of deposits and payments.

Inventories decreased by $3.4 million compared with December 31, 2001. Of the decrease, $2.1 million relates to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. In addition, as the Company completely transitions to outsourcing its manufacturing operation, the overall inventory levels are being reduced as Comdial no longer requires raw materials and components for production purposes.

Working capital deteriorated from December 31, 2001 by $14.0 million, primarily due to the reclassification of $12.5 million of bank debt from long-term to current.

The Company has recently experienced difficulties in fulfilling certain product orders as a result of production problems at one of its international outsourced manufacturers. The Company believes the production problems related to product quality have been resolved, however the manufacturer now needs to accelerate production to enable the Company to fulfill the sales in backlog. The Company is attempting to resolve the issues associated with obtaining the products affected by such production problems in order to fulfill future orders, however as of May 15, 2002, there is no resolution, or a projected timeline for a resolution. Until resolved and perhaps beyond that, these problems will have a negative impact on the Company’s revenues and cash flows, the extent of which is not certain at this time.

If the Company is unable to resolve these issues and increase its revenues, as originally projected, its cash flows from operations will decline and the Company may be unable to continue its operations in the near term or beyond, without obtaining additional funding from a third party. Accordingly, the Company now believes it may need to seek further refinancing of its existing credit facilities before their scheduled maturity on March 31, 2003 or obtain additional funding to meet its working capital requirements. In addition to current discussions with potential funding sources including its principal lender, the Company is currently evaluating various strategic alternatives including a potential sale of the Company.

        In 2000 and 2001, the Company has undertaken a restructuring plan in an effort to improve its operations and reduce costs. However, the Company can make no assurances that this restructuring plan will be successful in returning the Company to profitability. Any sale of equity securities or convertible debt securities if achievable, would likely result in significant additional dilution to the Company’s shareholders. There can be no assurance that additional funding will be available when required or on terms acceptable to the Company. If such additional financing or outside funding is not available to the Company when required, the Company may have to consider a possible reorganization of the Company or other protection, which could have a material adverse effect on the Company’s financial condition and results of operations.

OTHER FINANCIAL INFORMATION

During the three months ended March 31, 2002 and 2001, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

In March 2000, the Company entered into a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”), which agreement was subsequently assigned by Lucent to Avaya Inc. (“Avaya”). On April 24, 2002, the Company received notice from Avaya terminating the agreement effective December 31, 2001, and stating that the Company has failed to pay approximately $0.4 million in royalties owed under the agreement. The Company had previously advised Lucent and Avaya that it would be unable to pay royalties due under the agreement, if any, due to insufficient cash resources. The outcome of this mater is uncertain.

CURRENT PRONOUNCEMENTS

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company realized an increase in pre-tax income of $0.4 million during the first quarter of 2002 due to the cessation of amortization on the goodwill. See Note K.

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets “(SFAS No. 144”). The adoption of SFAS No. 144 had no impact on the Company’s operations.

NASDAQ REQUIREMENT

Comdial Corporation’s (the “Company”) Common Stock is quoted on the Nasdaq SmallCap Market (“Nasdaq”) under the symbol “CMDL.” In order for the Company’s Common Stock to continue to be quoted on Nasdaq, the Company must satisfy various listing maintenance standards established by Nasdaq. Among other things, the listing maintenance standards applicable to the Nasdaq SmallCap Market include:

•	Stockholders’ Equity of at least $2.5 million or a market capitalization of at least $35 million or net income (in latest fiscal year or two of the three last fiscal years) of at least $500,000;

•	Market value of public float of at least $1 million; and

•	A minimum bid price of at least $1.00 per share.

On February 6, 2002 the Company received a notice from Nasdaq regarding its listing on the SmallCap Market. The notice asserted that the Company’s Common Stock failed to maintain Nasdaq’s minimum bid price closing requirement of $1.00 as required by applicable NASD Marketplace Rule 4310(c)(4). The Company was provided a 180 calendar day “grace period” to regain compliance with the minimum bid price requirement, which period expires on August 26, 2002. Nasdaq also ruled that the Company’s Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission must evidence compliance with continued listing standards, including the minimum $2.5 million stockholders’ equity requirement.

The Company’s financial statements for fiscal year ended December 31, 2001 subsequently filed in conjunction with the Company’s Form 10-K reflected a stockholders’ equity deficit as of December 31, 2001. In follow up communications with Nasdaq, the Company was requested by Nasdaq to file a report on Form 8-K providing certain pro forma balance sheet information reflecting the recent events concerning the renegotiation and restructuring of various liabilities of the Company and the related impact on stockholders’ equity. The purpose of Nasdaq’s request was to determine whether the Company met the minimum stockholders’ equity requirement for continued listing as of December 31, 2001 after giving effect to the restructuring. While the renegotiation and restructuring were described in the Company’s Form 10-K, the unaudited pro forma consolidated condensed balance sheet information as of December 31, 2001 filed in the Form 8-K demonstrated the Company’s financial position after the restructuring as if it had occurred on such date.

On April 10, 2002, the Company received a notice from Nasdaq stating the report on Form 8-K filed by the Company had demonstrated compliance with the minimum stockholders’ equity requirement as of December 31, 2001 for continued listing on the Nasdaq SmallCap Market.

OUTSOURCING RISKS

As part of its restructuring program, Comdial outsourced substantially all of its manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States. It is expected that all manufacturing will be outsourced by the end of the second quarter of 2002. Outsourcing carries certain risks which include, but may not be limited to: the financial solvency, labor concerns and general business condition of Comdial’s outsourcing contractors, political, legal and economic conditions, language and cultural barriers, trade barriers, currency fluctuations and changes in regulatory requirements related to foreign locations, risks of fire, flood or acts of God affecting manufacturing facilities and Comdial’s ability to meet its financial obligations to our outsourcing contractors. In addition, Comdial’s outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to the Company’s dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of its outsourcing contractors could have a material adverse effect on Comdial’s business and financial results.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the statements included in or incorporated by reference into Comdial Corporation’s Securities and Exchange Commission filings, press releases and shareholder communications and other information provided periodically in writing or orally by its officers or agents, including this Form 10-Q, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, Comdial Corporation’s ability to obtain continued funding for its business, its ability to prevent continued losses and to generate sufficient operating revenue to meet its obligations to vendors, suppliers, other creditors and its employees, its ability to maintain its listing on the Nasdaq SmallCap Market, its ability to maintain compliance with the material terms and covenants of its working capital facility and its note with Bank of America, N.A., the risks associated with the outsourcing of its manufacturing requirements, including, without limitation, international risk factors and its ability to meet its payment obligations to such manufacturers, risks associated with unfavorable customer acceptance and response to its products, risks associated with potential claims against the Company that its products infringe on the intellectual property rights of any other party, unfavorable outcomes of pending litigation and the various other factors set forth from time to time in Comdial’s filings with the SEC, including but not limited to Comdial’s most recent Form 10-K. Comdial Corporation undertakes no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Company has debt obligations that are sensitive to changes in the prime lending rate. The Company estimates that an increase in interest rates of 1% would reduce income before taxes by approximately $130,000 per year.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

See Note I of the Condensed Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 2.     Changes in Securities

In March 2002, the Company issued 1,000,000 shares of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”) to Bank of America. The Preferred Stock can be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varies if the Company receives additional debt or equity, under circumstances defined in the agreement. The conversion ratio will be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash ($0.50 per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends are being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement that will require the Company to register such shares of common stock for resale in the public market upon request.

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits included herein:

(10)	Material Contracts:

10.1
First Amendment to Amended and Restated Credit Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.2
Certificate of Designation of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock dated March 6, 2002 (Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.3	Registrant’s Rights Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.4	Preferred Stock Investment Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2001)*

(b)	Reports on Form 8-K:

None.

Items not listed if not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C	omdial Corporation
(Registrant)

By	: /s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President
and Chief Financial Officer

Date:     May 15, 2002