Form 10-Q
period 2002-06-30
COMDIAL CORP
filed 2002-08-14
CIK 230131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 0-9023

COMDIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2443673 (I.R.S. Employer Identification Number)

106 Cattlemen Road, Sarasota, Florida 34232
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 922-3800

             Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             The number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 10, 2002 was 27,041,434 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                      Consolidated Statements of Operations – (Unaudited)

	Three Months Ended		Six Months Ended

In thousands, except per share amounts	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net sales	$12,959	$20,261	$25,284	$38,376
Cost of goods sold	8,422	12,346	16,310	22,660

Gross profit	4,537	7,915	8,974	15,716
Operating expenses
Selling, general & administrative	5,397	6,638	10,420	15,388
Engineering, research & development	1,431	1,570	3,047	3,648
Goodwill amortization expense	—	425	—	1,095

Total operating expenses	6,828	8,633	13,467	20,131

Operating loss	(2,291)	(718)	(4,493)	(4,415)
Other expense (income)
Interest expense, net	737	598	1,174	1,285
Loss (gain) on sale of assets	325	1,067	328	(2,134)
Miscellaneous (income) expense, net	(1,305)	383	(16,078)	292

Income (loss) before income taxes	(2,048)	(2,766)	10,083	(3,858)
Income tax (expense) benefit	—	—	—	—

Net income (loss)	(2,048)	(2,766)	10,083	(3,858)

Preferred stock dividends	(125)	—	(159)	—

Net income (loss) applicable to common stock	$(2,173)	$(2,766)	$9,924	$(3,858)
Earnings (loss) per share:
Basic	$(0.22)	$(0.30)	$1.09	$(0.42)
Diluted	$(0.22)	$(0.30)	$0.91	$(0.42)
Earnings (loss) per share applicable to common stock:
Basic	$(0.23)	$(0.30)	$1.07	$(0.42)
Diluted	$(0.23)	$(0.30)	$0.91	$(0.42)
Weighted average shares outstanding:
Basic	9,273	9,208	9,245	9,208
Diluted	9,273	9,208	11,112	9,208

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

In thousands, except par value	(Unaudited)	*

ASSETS
Current assets
Cash and cash equivalents	$1,020	$1,239
Accounts receivable (less allowance for doubtful accounts:
2002 – $1,586; 2001 – $3,533)	7,101	10,915
Inventories	4,749	9,527
Prepaid expenses and other current assets	2,847	759

Total current assets	15,717	22,440

Property and equipment - net	5,377	5,839
Goodwill - net	3,375	3,375
Capitalized software development costs – net	6,440	7,790
Other assets	3,842	3,648

Total assets	$34,751	$43,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,910	$11,266
Accrued payroll and related expenses	1,139	1,778
Other accrued liabilities	3,817	4,994
Current maturities of debt	13,373	2,596

Total current liabilities	25,239	20,634

Long-term debt	1,548	26,912
Other long-term liabilities	3,122	5,830

Total liabilities	29,909	53,376
Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10,159 liquidation preference (Authorized 1,000 shares; issued and outstanding: 2002 – 1,000; 2001 – 0)	10,000	—
Common stock, $0.01 par value (Authorized 30,000 shares; issued 2002 – 9,587; 2001 - 9,337)	96	93
Paid-in capital	118,467	123,427
Treasury stock, 132 shares, at cost	(1,296)	(1,296)
Accumulated deficit	(122,425)	(132,508)

Total stockholders’ equity (deficit)	4,842	(10,284)

Total liabilities and stockholders’ equity (deficit)	$34,751	$43,092

______________

*	Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

	Six Months Ended

In thousands	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income (loss)	$10,083	$(3,858)
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	3,044	4,239
Accretion of discount on bridge notes	143	—
Bad debt expense	107	172
Gain on liability restructuring	(12,650)	—
Gain on lease renegotiation	(2,834)	—
Common stock issued for services	64	—
Inventory provision	—	(979)
Loss (gain) on sale of assets	328	(2,134)
Changes in working capital components:
Accounts receivable	3,742	(4,889)
Inventory	2,738	1,547
Prepaid expenses and other assets	(628)	(754)
Accounts payable	(3,302)	7,734
Other liabilities	(2,543)	(3,369)

Net cash used in operating activities	(1,708)	(2,291)

Cash flows from investing activities:
Proceeds from sale of American Phone Center	—	1,400
Proceeds from sale of assets	256	12,533
Capital expenditures	(25)	(129)
Capitalized software additions	(318)	(1,040)

Net cash (used in) provided by investing activities	(87)	12,764

Cash flows from financing activities:
Proceeds from issuance of bridge notes	2,250	—
Net repayments under revolver agreement	(250)	(12,220)
Principal payments under notes payable	(184)	(133)
Principal payments under capital lease obligations	(240)	(3)

Net cash provided by (used in) financing activities	1,576	(12,356)

Net decrease in cash and cash equivalents	(219)	(1,883)

Cash and cash equivalents at beginning of period	1,239	2,428

Cash and cash equivalents at end of period	$1,020	$545

Supplemental information - Cash paid during the period for: Interest	$905	$1,276

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts payable converted to notes payable	$—	$898
Assets acquired through capital lease transactions	1,336	—
Debt converted to preferred stock	10,000	—
Warrants issued in connection with leasing arrangement	99
Warrants issued in connection with bridge financing	1,789	—
Accrued dividends on preferred stock	159	—

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002 – (Unaudited)

  NOTE A.     BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of Comdial Corporation (“the Company” or “Comdial”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

  Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

  Reclassifications

  The Company has reclassified certain amounts for the three and six months ended June 30, 2001 to conform to the 2002 presentation. These and other reclassifications had no effect on operating or net income.

  NOTE B.     BRIDGE FINANCING

  On June 21 and July 12, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000 and $750,000, respectively, pursuant to Subscription Agreements (the “Subscription Agreements”) which provide for up to $4 million of bridge financing to the Company (the “Bridge Financing”). ComVest Venture Partners, L.P.(“ComVest”) and Nickolas A. Branica, Comdial’s chief executive officer (“Branica”) purchased $1,750,000 and $500,000 of the Bridge Notes, respectively, as a part of the June 21, 2002 private placement. Proceeds of the Bridge Financing will be used for working capital and to accelerate development and delivery of Comdial’s Small and Medium Business (SMB) telephony solutions. In July, the Company issued an additional $750,000 of Bridge Notes to ComVest which will also be used for working capital. The Company’s Board of Directors obtained a fairness opinion from the investment banking firm of Raymond James & Associates, Inc. in connection with this transaction.

  Under the terms of the Bridge Financing completed through July 12, 2002, ComVest and Branica, as purchasers, have the right to convert $333,250 and $66,650 of the Bridge Notes, respectively (each representing 13.33% of the principal amount of their respective Bridge Notes), into shares of common stock at a conversion price of $0.01 per share (subject to limitation until Shareholder Approval, as described herein, is obtained). ComVest and Branica may also convert the balance of their respective Bridge Notes into common stock on different terms upon certain events of default. Pursuant to the Subscription Agreement, ComVest and Branica were granted, among other things, registration rights with respect to their shares of common stock issuable upon conversion of the Bridge Notes. ComVest may purchase up to an additional $1,000,000 of Bridge Notes, in which case ComVest would become eligible to convert additional shares at the same rates and subject to the same conditions and limitations described above.

  On July 17, 2002, ComVest and Branica exercised their rights to convert $146,555 and $29,311 of the principal balance of the Bridge Notes, into 14,655,508 and 2,931,102 shares of Comdial’s common stock, respectively, and such shares were issued by the Company.

  In connection with the Bridge Financing, ComVest received their right to designate a majority of Comdial’s board of directors, which is currently comprised of four members. ComVest has designated two directors and a third is expected to be appointed in August 2002.

  On June 7, 2002, Comdial entered into an advisory agreement with Commonwealth Associates, L.P. (“Commonwealth”) pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of the Company’s outstanding indebtedness to its senior bank lender (the “Debt Restructuring”). Commonwealth received 250,000 shares of Comdial’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 2,257,268 shares of common stock (representing 5% of our fully-diluted capital stock) with an exercise price of $0.01 per share, upon the initial closing of the Bridge Financing on June 21, 2002. The Advisory Shares were valued using the stock price on the date of issuance and were expensed immediately. The Advisory Warrants, which were valued at $1.8 million using the Black Scholes method, were recorded as deferred financing costs. The Advisory Warrants are exercisable at any time after the Company receives shareholder approval of an increase in its authorized common stock through June 21, 2007. On June 21, 2002, Commonwealth distributed a portion of the Advisory Shares (an aggregate of 225,565 shares) and the Advisory Warrants (to purchase an aggregate of 1,539,120 shares) to certain of its employees and affiliates. On July 12, 2002, and based on the terms of the Advisory Agreement, Commonwealth received Advisory Warrants to purchase an additional 544,807 shares resulting from the dilution attributable to ComVest’s purchase of $750,000 in additional Bridge Notes. Of those additional 544,807 Advisory Warrants, 543,443 were distributed to employees and affiliates of Commonwealth. Commonwealth will receive additional Advisory Warrants in the event the Company receives any additional proceeds from the Bridge Financing . Commonwealth will also receive a cash fee upon completion of the Debt Restructuring as well as fees upon the completion of any additional financings.

  The following table reflects the impact of the Bridge Financing and related transactions on the Company’s common stock as of July 12, 2002. In view of its beneficial stock ownership and its right to appoint a majority of the members of the Company’s Board of Directors, ComVest may be deemed to be the majority owner of the Company and these transactions may be considered a change in control of the Company.

	Common Stock Beneficial Ownership After Bridge Financing Transactions

	Under Current Authorization (1)	Assuming Shareholder Approval (2)

Outstanding Shares of Common Stock, including Advisory Shares held by Commonwealth, its employees and affiliates	34.96%	18.10%
Common Shares issuable to ComVest upon conversion of Bridge Notes	54.20%	63.78%
Common Shares issuable to Branica upon conversion of Bridge Notes	10.84%	12.76%
Common Shares issuable upon exercise of Advisory Warrants held by Commonwealth, its employees and affilites	—	5.36%

Total	100%	100%

______________

(1)	Represents the percentage ownership of outstanding common stock after the two closings of the Bridge Financing and assuming conversion of 13.33% of the current aggregate principal value of Bridge Notes by ComVest and Branica ($3,000,000) at $0.01 per share, on a pro rata basis (14,655,508 and 2,931,102 shares, respectively), up to the limitation imposed by the Company’s current number of authorized shares and based upon 27,041,434 outstanding shares (representing authorized shares of 30,000,000 less 2,958,566 shares previously reserved for options, existing warrants and the Company’s convertible preferred stock).

(2)	Represents the percentage ownership of outstanding common stock after the two closings of the Bridge Financing and after shareholder approval to increase the number of authorized shares to 150,000,000 and assuming full conversion of 13.33% of the current aggregate principal value of the Bridge Notes held by ComVest and Branica ($3,000,000) at $0.01 per share (representing 33,325,000 and 6,665,000 shares, respectively), full conversion of the Advisory Warrants by Commonwealth (representing 2,801,775 shares) and based upon 52,246,599 outstanding shares [which is comprised of outstanding shares held by current common shareholders (9,454,824) plus shares issuable upon full conversion of the Bridge Notes and the Advisory Warrants, and excluding shares previously reserved and shares issuable in connection with the exercise of stock options and warrants granted to Branica and Paul K. Suijk, the Company’s Senior Vice President and Chief Financial Officer, pursuant to their continued employment following the Bridge Financing (totaling in the aggregate 2,132,102 options and 1,500,000 warrant shares)].

  Prior to these transactions, the Company had 9,204,824 shares of common stock issued and outstanding, and 30,000,000 shares were authorized pursuant to its Restated Certificate of Incorporation. The Bridge Notes mature on the earlier of October 18, 2002 or the occurrence of certain events and are secured by a second lien (subordinated to the first lien of Bank of America) on all of the Company’s assets. The Company currently does not have sufficient authorized shares for full conversion of the Bridge Notes. The Company will seek to obtain shareholder approval to increase the amount of authorized common stock under its Restated Certificate of Incorporation to 150 million (“Shareholder Approval”). Upon receipt of Shareholder Approval, the maturity date of the Bridge Notes will be extended to July 12, 2003. In the event the contemplated longer term financing discussed below is unsuccessful, the maturity date of the Bridge Notes may be extended to January 16, 2003. The new authorized shares will also be allocated to parts of the proposed subsequent financing and a new stock option plan.

  In connection with the Bridge Financing, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company (totaling approximately $12.7 million), the letters of credit of $1.5 million, and 1 million shares of the Company’s Series B Alternate Rate Convertible Preferred Stock (having an aggregate liquidation preference of $10.2 million) for a total of approximately $8 million. Although there can be no assurances, it is expected that this buy-out by ComVest, which is subject to closing conditions, will be completed during 2002. In connection with its debt restructuring, Comdial will seek additional longer term financing which it expects will be in the form of a new senior bank loan and other debt or equity funding to be raised during 2002. It is anticipated that the Bridge Financing will be replaced by or convert into this subsequent longer term financing. There can be no assurance that the Company will be successful in obtaining additional financing or that the terms on which any such funding may be available will be favorable to the Company. Any such financings may be dilutive in ownership, preferences, rights or privileges to the Company’s shareholders. The completion of such financing will be subject to a number of conditions, including the Company’s ability to continue to restructure its balance sheet, including its existing accounts payable.

  As a result of its immediate convertibility into shares of common stock, the issuance of the Bridge Notes required shareholder approval under the corporate governance requirements of Nasdaq’s Marketplace Rules. The failure to obtain shareholder approval prior to the issuance of the Bridge Notes has resulted in the Company’s shares being delisted from the NASDAQ SmallCap Market®. The Company anticipates that its common stock will be quoted on the NASD’s OTC-BB. NASDAQ determined that the Company was not eligible for immediate listing on the OTC-BB because part of the delisting order related to public interest concerns regarding the substantial dilution. Accordingly, the Company's stock currently trades on the “pink-sheets.” The application to be quoted on the OTC-BB must be filed by one or more broker-dealers, and the Company must meet certain requirements, including that its filings under the Exchange Act must be current. There can be no assurance that the Company’s stock will be quoted on the NASD’s OTC-BB in the future, in which case the Company’s stock will continue to trade through the pink-sheets.

  NOTE C.     DEBT RESTRUCTURING

  In the first quarter of 2002, the Company reached agreements with certain vendors and other creditors to forgive $3.8 million in current non-bank obligations, net of fees payable to the debt management firm that the Company hired to assist with these efforts. These liabilities included amounts owed to a former distributor of the Company’s products, several component parts suppliers and a seller of industrial equipment. The gains on forgiveness of $1.8 million were recognized during the three months ended March 31, 2002 and are reported as miscellaneous income in the accompanying consolidated statements of operations.

  In July 2000, the Company froze its non-qualified pension plan, the Retirement Benefit Restoration Plan (the “Plan”), thereby eliminating any further benefit accrual by employees in the Plan. During the first quarter of 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Plan. The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June, 2005, for a total aggregate payout of $0.5 million. The Agreements settled all remaining liabilities of the Company pursuant to the Plan, thus the Company terminated the Plan and recognized a gain of $1.1 million, which is included as miscellaneous income in the accompanying consolidated statements of operations.

  Included in the non-bank obligations reduction in the first quarter of 2002 is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. No gain or loss was recognized on this transaction. As of June 30, 2002, the Company had sufficient purchase orders in process to meet its minimum commitment. Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002. As of June 30, 2002, the Company had purchased $0.5 million against the commitment.

  On March 21, 2002, the Company and Relational Funding Corporation and its assignees (collectively “RFC”) reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.2 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide warrants to RFC to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which have an estimated fair market value of approximately $0.1 million.

  On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varies if the Company receives additional debt or equity, under circumstances defined in the agreement. The conversion ratio will be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash ($0.5 million per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends are being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement, which will require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to Preferred Stock resulted in an extraordinary gain of $9.0 million since the fair value of the Preferred Stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. The Preferred Stock was issued below par and the difference has been recorded as a reduction of paid-in capital. In connection with the Bridge Financing, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company (totaling approximately $12.7 million), letters of credit of $1.5 million, and 1 million shares of the Company’s Preferred Stock (having an aggregate liquidation preference of $10.2 million) for approximately $8 million. Although there can be no assurances, it is expected that the buy-out, which is subject to closing conditions, will be completed during 2002 (see Note B).

  During the second quarter of 2002, the Company terminated certain health care and life insurance benefits for retired employees and recognized a gain of $0.7 million, which is included as miscellaneous income in the accompanying consolidated statements of operations.

  NOTE D.     SALE/LEASEBACK OF MANUFACTURING FACILITY

  In March 2001, the Company sold its Charlottesville, Virginia headquarters and manufacturing facility. The purchase price for the property was $11.4 million, all of which was collected in 2001. The Company has been leasing back a portion of the facility through August 30, 2003, for manufacturing, engineering and technical services functions. In June 2002, the Company renegotiated the lease, as the manufacturing space was no longer being utilized as the Company completed its transition to fully outsourcing all of its manufacturing operations. Under the amended lease, the Company has reduced the portion of the facility being leased from approximately 120,000 square feet to approximately 26,000 square feet, effective August 1, 2002, and has reduced the remaining lease payment obligation from $1.0 million to $0.3 million for the period August 1, 2002 through August 30, 2003.

  The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001, which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and is being amortized over three years, the term of the lease, as a reduction of rent expense. For the three and six months ended June 30, 2002, the Company amortized $0.2 million and $0.4 million, respectively, as a reduction of rent expense. As of June 30, 2002, the balance of the deferred gain amounts to $0.8 million.

NOTE E.     SALE OF ARRAY ASSETS

In March 2000, the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. (“ePHONE”) related to the business of its wholly owned subsidiary, Array Telecom Corporation. Pursuant to the agreement, the Company sold certain fixed assets and products, and provided a license in certain intellectual property for a five-year term to ePHONE. The agreement also allowed ePHONE to utilize the name “Array” and provided ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company had been recognizing the gain of $1.9 million into income over a five-year period from the date of closing. Due to ePHONE filing for arbitration against the Company on October 2, 2001 and the subsequent termination of the agreement (see Note J), Comdial ceased to recognize any amortization of the deferred gain as of September 30, 2001. As of June 30, 2002, the balance of the deferred gain amounts to $1.3 million.

NOTE F.     INVENTORIES

Inventories consist of the following:

In thousands	June 30, 2002	December 31, 2001

Finished goods	$3,799	$5,040
Materials and supplies	950	4,487

Total	$4,749	$9,527

The Company provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management’s estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of June 30, 2002 and December 31, 2001, which totaled $0.1 million on both dates.

NOTE G.     LONG-TERM DEBT

Long-term debt consists of the following:

In thousands	June 30, 2002	December 31, 2001

Revolver (1)	$8,000	$16,500
Term Loan (1)	4,654	6,404
Capital Leases (2)	2,024	3,578
Notes Payable (3)	100	947
Promissory Note (4)	—	2,079
Bridge Notes (5)	143	—

Total Debt	14,921	29,508
Less current maturities on debt	13,373	2,596

Total long-term debt	$1,548	$26,912

______________

(1)	On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2003.

The First Amendment changed the schedule of principal payments on the Term Loan balance. The term note will start amortizing in September 2002 using a 36-month amortization schedule. The First Amendment also changed the applicable interest rate to an interest rate based on the Prime Rate plus a specified margin. Effective as of March 31, 2002, the interest rate is equal to the Prime Rate plus four percent. As of June 30, 2002, Comdial had no additional availability under the Revolver or the Term Loan.

Comdial’s indebtedness to Bank of America under the Credit Agreement, as amended by the First Amendment, is secured by liens on all of Comdial’s properties and assets. The First Amendment modified the financial covenants relating to consolidated net income and contained other covenants related to consolidated net worth and cross default provisions. The First Amendment provided for the waiver of all 2001 violations and defaults. As of June 30, 2002, the Company was not in compliance with the minimum Earnings Before Interest, Tax, and Depreciation “EBITDA” covenant. Bank of America has agreed to forbear the enforcement of its rights under the First Amendment for as long as the agreement between Bank of America and ComVest is in effect (see Note B).

In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varies if the Company receives additional debt or equity, under circumstances defined in the agreement. The conversion ratio will be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elects to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash ($0.5 million per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends are being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement that will require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to Preferred Stock resulted in an extraordinary gain of $9.0 million since the fair value of the preferred stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. See Note C.

In connection with the Bridge Financing, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company (totaling approximately $12.7 million), letters of credit of $1.5 million, and 1 million shares of the Company’s Preferred Stock (having an aggregate liquidation preference of $10.2 million) for approximately $8 million. Although there can be no assurances, it is expected that the buy-out, which is subject to closing conditions, will be completed during 2002 (see Note B).

Due to the restructuring discussed above, $22.4 million due to Bank of America was excluded from current liabilities at December 31, 2001, in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced”. At June 30, 2002, the principal amount due to Bank of America of $12.7 million is classified as current due to the March 31, 2003 maturity date.

(2)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide RFC warrants to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which have an estimated fair market value of approximately $0.1 million.

(3)	The Company had unsecured notes payable in the amount of $0.9 million outstanding as of December 31, 2001. In March 2002, the notes were renegotiated to an outstanding balance of $0.1 million (see Note C). The remaining note is payable in monthly installments of approximately $12,500.

(4)	On October 12, 2001, the Company signed a promissory note with one of its suppliers that converted $2.1 million in accounts payable owed to the supplier to a long-term note. In February 2002, this note was canceled. See Note C.

(5)	As described in Note B above, on June 21 and July 12, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes in the aggregate principal amount of $2,250,000 and $750,000, respectively, pursuant to Subscription Agreements which provide for up to $4 million of bridge financing to the Company.

ComVest Venture Partners, L.P and Nickolas A. Branica, Comdial’s chief executive officer purchased $1,750,000 and $500,000 of the Bridge Notes, respectively, regarding the June 21, 2002 private placement.

Under the terms of the Bridge Financing, ComVest and Branica, as purchasers, have the right to convert $333,250 and $66,650 of the Bridge Notes, respectively (each representing 13.33% of the principal amount of their respective Bridge Notes), into shares of common stock at a conversion price of $0.01 per share (subject to limitation until Shareholder Approval, as described herein, is obtained). ComVest and Branica may also convert the balance of their respective Bridge Notes into common stock on different terms upon certain events of default. Pursuant to the Subscription Agreement, ComVest and Branica were granted, among other things, registration rights with respect to their shares of common stock issuable upon conversion of the Bridge Notes. ComVest may purchase up to an additional $1,000,000 of Bridge Notes, in which case ComVest would become eligible to convert additional shares at the same rates and subject to the same conditions and limitations described above. On July 17, 2002, ComVest and Branica exercised the right to convert $146,555 and $29,311 of the principal balance of the Bridge Notes, into 14,655,508 and 2,931,102 shares of Comdial’s common stock, respectively, and such shares were issued by the Company.

The Bridge Notes mature on the earlier of October 18, 2002 or the occurrence of certain events and are secured by a second lien (subordinated to the first lien of Bank of America) on all of the Company’s assets. The Company currently does not have sufficient authorized shares for full conversion of the Bridge Notes. The Company will seek to obtain Shareholder Approval to increase the amount of authorized common stock under its Restated Certificate of Incorporation to 150 million. Upon receipt of Shareholder Approval, the maturity date of the Bridge Notes will be extended to July 12, 2003. In the event the contemplated longer term financing discussed in Note B is unsuccessful, the maturity date of the Bridge Notes may be extended to January 16, 2003.

Because the original closing of the Bridge Notes are convertible at a price less than the market price on the closing date, they contain a beneficial conversion feature. Based on the stock price of $0.80 on the June 21, 2002 closing date, the beneficial conversion feature was valued at an amount in excess of the total proceeds received from the Bridge Note, and therefore, the entire proceeds were attributed to the feature and recorded as additional paid-in capital. The debt discount ($2,250,000 and $750,000, respectively, for the Bridge Notes issued on June 21 and July 12, 2002) is being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of June 30, 2002, $143,000 of the $2,250,000 Bridge Notes had been accreted.

NOTE H.     EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 1,151,190 and 1,233,641 shares of common stock and warrants to purchase 175,000 and 0 shares of common stock for the three months ended June 30, 2002 and 2001, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive. Unexercised options to purchase 814,524 and 1,233,641 shares of common stock and warrants to purchase 175,000 and 0 shares of common stock for the six months ended June 30, 2002 and 2001, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

  The following table discloses the quarterly information for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended

In thousands, except per share data	June 30 2002,	June 30, 2001	June 30, 2002	June 30, 2001

Basic:
Net income (loss) applicable to all shareholders	$(2,048)	$(2,766)	$10,083	$(3,858)
Preferred stock dividend	(125)	—	(159)	—

Net income (loss) applicable to common stock	$(2,173)	$(2,766)	$9,924	$(3,858)

Weighted average number of common shares outstanding during the period	9,263	9,197	9,235	9,197
Add - Deferred shares	10	11	10	11

Weighted average number of shares used in calculation of basic earnings per common share	9,273	9,208	9,245	9,208

Earnings (loss) per share before preferred stock dividend	$(0.22)	$(0.30)	$1.09	$(0.42)
Preferred stock dividend	$(0.01)	—	$(0.02)	—

Earnings (loss) per share applicable to common stock	$(0.23)	$(0.30)	$1.07	$(0.42)
Diluted:
Net income (loss)	$(2,048)	$(2,766)	$10,083	$(3,858)
Interest recognized related to convertible Bridge Notes	—	—	14	—

Net income (loss) applicable to all shareholders	$(2,048)	$(2,766)	$10,097	$(3,858)
Preferred stock dividends	$(125)	—	—	—

Net income (loss) applicable to common stock	$(2,173)	$(2,766)	$10,097	$(3,858)
Weighted average number of shares used in calculation of basic earnings per common share	9,273	9,208	9,245	9,208
Effect of dilutive stock options	—	—	48	—
Effect of dilutive preferred convertible stock	—	—	968	—
Effect of dilutive convertible Bridge Notes	—	—	851	—

Weighted average number of shares used in calculation of diluted earnings per common share	9,273	9,208	11,112	9,208

Earnings (loss) per share before preferred stock dividend	$(0.22)	$(0.30)	$0.91	$(0.42)
Preferred stock dividend	$(0.01)	—	—	—

Earnings (loss) per share applicable to common stock	$(0.23)	$(0.30)	$0.91	$(0.42)

  During the six months ended June 30, 2002 and 2001, no stock options were exercised.

  NOTE I.      SEGMENT INFORMATION

  During the first six months of 2002 and 2001, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

  The following tables show segment information for the six months ended June 30, 2002 and 2001.

(In thousands)	June 30, 2002	June 30, 2001

Business Segment Net Sales
Switching	$17,670	$24,907
Messaging	6,584	7,368
CTI & Other	1,030	6,101

Net sales	$25,284	$38,376

(In thousands)	June 30, 2002	June 30, 2001

Business Segment Profit
Switching	$6,359	$8,886
Messaging	2,614	4,451
CTI & Other	1	2,379

Gross profit	8,974	15,716
Operating expenses	13,467	20,131
Interest expense, net	1,174	1,285
Loss (gain) on sale of assets	328	(2,134)
Miscellaneous(income)expense, net	(16,078)	292

Income (loss) before income taxes	10,083	$(3,858)

  NOTE J.      COMMITMENTS AND CONTINGENT LIABILITIES

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

  On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover’s state law claims against Comdial are preempted by federal law, specifically ERISA. However, the district court granted Mr. Grover’s motion to remand the case back to state court. The case has not yet been scheduled for trial. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued.

  On October 2, 2001, ePHONE Telecom, Inc. (“ePHONE”) filed for arbitration against Comdial in Washington, DC, alleging fraud in the inducement, among other things, arising from the alleged breach of an exclusive license agreement. ePHONE is seeking rescission of the agreement and a return of the full amount of $2.7 million paid to Comdial thereunder, as well as compensatory and punitive damages totaling an additional $10.0 million. Comdial filed counterclaims against ePHONE for an amount in excess of $2.0 million based on ePHONE’s failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE’s breach of the agreement and the resulting termination thereof. The arbitration proceeding was concluded on May 31, 2002. Both parties filed post-hearing briefs and reply briefs on July 8, 2002 and July 22, 2002, respectively. A decision by the arbitration panel is expected in this matter by September 6, 2002. Comdial believes it has adequate substantive and procedural defenses against all claims made against the Company in this matter and no amounts have been accrued.

  In June 2002, the Company agreed to settle a previously reported lawsuit filed against Comdial and a second defendant, Barron Communications, Inc., by Baisch & Skinner, Inc. (“Baisch”) in St. Louis County, Missouri. The Company agreed to pay Baisch $26,000 in three installments as its part of the settlement. The final installment payment was due and paid on August 9, 2002.

  On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation also described in Note C. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of June 30, 2002.

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

  On August 12, 2002, Rates Technology Inc. (“RTI”) filed suit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement and breach of contract. The patent infringement claim is based on alleged infringement of a patent held by RTI that expired in 1998, and alleges damages in the total amount of not less than $4.5 million plus treble damages. The breach of contract claim alleges that the Company improperly disclosed the terms of a settlement agreement from a prior suit between the Company and RTI, and alleges unspecified damages of not less than $1 million. Comdial believes it has adequate substantive and procedural defenses against all claims made against the Company in this matter and no amounts have been accrued. In addition, the Company will consider any and all available counterclaims against RTI in this matter.

  NOTE K.     RESTRUCTURING

  In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. During November 2001, a third restructuring plan was announced. Reductions were made across several departments, including sales, finance, manufacturing, engineering, and technical support. As of June 30, 2002, the exit plans are complete and a total of approximately 480 employees have been terminated.

  As of December 31, 2001, the Company had a remaining obligation of $0.5 million relating to the 2000 and 2001 restructurings. During the three and six months ended June 30, 2002, the Company made cash severance payments of $0.1 and $0.5 million, respectively. As of June 30, 2002, the Company has a remaining obligation of $21,000 related to severance and related benefits, which will be paid during 2002. These amounts are included in accrued payroll and related expenses in the accompanying June 30, 2002 condensed consolidated financial statements.

  NOTE L.     CURRENT PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“CFAs No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets will be tested for impairment, and any impairment charge resulting from the initial application of SFAS No. 142 would be classified as a cumulative change in accounting principle. SFAS No. 142 is effective for companies with fiscal years beginning after December 15, 2001.

  In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 31, 2001. In addition, the Company completed the transitional impairment test and determined that goodwill was not impaired. A reconciliation of previously reported net loss and loss per share for the three and six months ended June 30, 2001, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Reported net income (loss)	$(2,048)	$(2,766)	$10,083	$(3,858)
Add: Goodwill amortization, net of tax	—	425	—	1,095

Adjusted net income (loss)	$(2,048)	$(2,341)	$10,083	$(2,763)

Basic earnings (loss) per share:
Reported net income (loss)	$(0.22)	$(0.30)	$1.09	$(0.42)
Goodwill amortization, net of tax	—	0.05	—	0.12

Adjusted net income (loss) per share - basic	$(0.22)	$(0.25)	$1.09	$(0.30)

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.22)	$(0.30)	$0.91	$(0.42)
Goodwill amortization, net of tax	—	0.05	—	0.12

Adjusted net income (loss) per share - diluted	$(0.22)	$(0.25)	$0.91	$(0.30)

  During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS No. 144”). The adoption of SFAS No. 144 had no impact on the Company’s operations.

  During the second quarter of 2002, the Company early adopted Financial Accounting Standards Board Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Statement No. 30, Reporting the Results of Operations, for classification as an extraordinary item to be reclassified. Accordingly, the extraordinary gain of $11.9 million that was reported during the first quarter of 2002 has been reclassified and is included in miscellaneous income in the accompanying financial statements.

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

In 2001, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and the Company commenced implementation during the fourth quarter of 2000. Significant terms of the Restructuring Plan included outsourcing the Company’s manufacturing operations, reducing the Company’s workforce and selling the Company’s headquarters and manufacturing facility. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. The plan was designed to achieve certain operational and financial efficiencies throughout the organization. A contingency plan was also developed to quickly react if the disaster proved to cause more serious economic effects to the company. Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Accordingly, reductions were made across several departments including sales, finance, manufacturing, engineering, and technical support. During November 2001, a third restructuring plan was announced. The Company decided to make changes to the engineering department, as well as cut expenses further in light of the events of September 11 and the effects that this event had on the sales of its products. The Company announced that it would be outsourcing the entire production and assembly work in Charlottesville. See Note J to the Condensed Consolidated Financial Statements.

Comdial is a Delaware corporation based in Sarasota, Florida.

Recent Developments

Bridge Financing

On June 21, 2002, the Company completed a private placement (the “Bridge Financing”) of $2,250,000 principal amount of 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) under an agreement which provides for up to $4,000,000 of bridge financing. Of this total, $1,750,000 of the Bridge Notes were purchased by ComVest Venture Partners, L.P. (“ComVest”) and $500,000 of the Bridge Notes were purchased by Nickolas A. Branica, the Company’s chief executive officer. On July 12, 2002 the Company issued an additional $750,000 of Bridge Notes to ComVest in connection with the Bridge Financing. The net proceeds of the Bridge Financing will be used for working capital and to accelerate development and delivery of Comdial’s Small and Medium Business (SMB) telephony solutions.

The board of directors obtained a fairness opinion from the investment banking firm of Raymond James & Associates, Inc. in connection with the Bridge Financing.

Debt Restructuring

On June 21, 2002, ComVest entered into an agreement with Comdial’s senior bank lender to purchase the bank’s approximately $12.7 million debt position, letters of credit of $1.5 million, and 1,000,000 shares of Series B Alternate Rate Convertible Preferred Stock (having an aggregate liquidation preference of $10.2 million) for a total of approximately $8.0 million. Although there can be no assurances, it is expected that this buy-out by ComVest, which is subject to closing conditions, will be completed during 2002. In connection with its debt restructuring, Comdial will seek additional longer term financing which it expects will be in the form of a new senior bank loan and other debt or equity funding to be raised during 2002. It is anticipated that the Bridge Financing will be replaced by or convert into this subsequent longer term financing. There can be no assurance that the Company will be successful in obtaining additional financing or that the terms on which any such funding may be available will be favorable to the Company. Any such financings may be dilutive in ownership, preferences, rights or privileges to the Company’s shareholders. The completion of such financing will be subject to a number of conditions, including the Company’s ability to continue to restructure its balance sheet, including its existing accounts payable.

Advisory Agreement

On June 7, 2002, Comdial entered into an advisory agreement (the “Advisory Agreement”) with Commonwealth Associates, LP (“Commonwealth”) pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of our outstanding indebtedness to our senior bank lender (the “Debt Restructuring”). Commonwealth received 250,000 shares of the Company’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 2,257,268 shares of common stock (representing 5% of Comdial’s fully-diluted capital stock) with an exercise price of $0.01 per share, upon the initial closing of the Bridge Financing on June 21, 2002. The Advisory Warrants are exercisable at any time after Comdial receives shareholder approval of an increase in its authorized common stock through June 21, 2007. On June 21, 2002, Commonwealth distributed a portion of the Advisory Shares (an aggregate of 225,565 shares) and the Advisory Warrants (to purchase an aggregate of 1,539,120 shares) to certain of its employees and affiliates.

On July 12, 2002, and based on the terms of the Advisory Agreement, Commonwealth received Advisory Warrants to purchase an additional 544,807 shares resulting from the dilution attributable to ComVest’s purchase of $750,000 in additional Bridge Notes. Of those additional 544,807 Advisory Warrants, 543,443 were distributed to employees and affiliates of Commonwealth. Commonwealth will receive additional Advisory Warrants in the event Comdial receives any additional proceeds from the Bridge Financing. Commonwealth will also receive a cash fee upon completion of the Debt Restructuring as well as fees upon the completion of any additional financings.

Pursuant to the Advisory Agreement, Commonwealth has also been engaged to assist the Company in raising additional capital in a private placement (the “Subsequent Placement”) of debt and/or equity securities and in securing a new senior lender. There can be no assurances that the Subsequent Placement will be completed, the terms on which such funding will be available or that the Company will be successful in engaging a new senior lender. Further, the completion of the Subsequent Placement and the engagement of a new senior lender will be subject to a number of conditions, including the Company’s ability to continue to restructure its balance sheet and its existing accounts payable, and may also result in significant additional dilution to existing shareholders.

Changes in the Board of Directors

In connection with the Bridge Financing, ComVest received the right to designate a majority of Comdial’s board of directors, which is currently comprised of four members. ComVest initially designated Travis Lee Provow and Joseph Wynne to fill the vacancies left by the resignations of David P. Berg and Robert P. Collins. Pursuant to the requirements of Rule 14(f)-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), ComVest’s third designee, Keith Rosenbloom, has consented to serve on the Company’s board and is expected to be appointed to the board during August 2002.

Change in Control of the Company

As a result of its purchase on June 21, 2002 of Bridge Notes in the Bridge Financing, ComVest became the beneficial owner of the 23,327,500 shares of common stock issuable upon conversion of such Bridge Notes, representing approximately 71.25% of the Company’s outstanding shares of common stock as of June 21, 2002. ComVest Management LLC (“ComVest Management”), the general partner of ComVest, may be deemed to beneficially own such shares. ComVest used $1,750,000 of working capital to acquire the Bridge Notes.

As a result of the Bridge Financing, the Advisory Agreement and related transactions that occurred on June 21, 2002, Michael S. Falk became the beneficial owner of an aggregate of 24,865,883 shares of our common stock, representing approximately 72.7% of the issued and outstanding shares of common stock of the Company as of June 21, 2002, as follows: (i) the 23,327,500 shares of common stock beneficially owned by ComVest, (ii) the 742,583 shares beneficially owned by Commonwealth, (iii) his 99,291 Advisory Shares, and (iv) the 696,509 shares issuable upon exercise of his Advisory Warrants. Mr. Falk is the Chairman and controlling equity owner of Commonwealth Associates Management Corp. (the general partner of Commonwealth and the parent company of ComVest Management) and a manager of ComVest Management. Mr. Falk received his Advisory Shares and Advisory Warrants as a distribution from Commonwealth to its employees and affiliates.

As a result of these issuances of securities and the contemplated change in the majority of the members of the board of directors, there has been a change in control of the Company.

On July 17, 2002, ComVest and Mr. Branica exercised the right to convert $146,555 and $29,311 of principal balance of the Bridge Notes, into 14,655,508 and 2,931,102 shares of Comdial’s common stock, respectively, and such shares were issued by the Company.

Revenue and Earnings:

Second Quarter 2002 vs. 2001

Comdial’s net sales decreased by 36% for the second quarter of 2002 to $13.0 million, compared with $20.3 million in the second quarter of 2001. The primary factors in the decrease of sales were the overall market contraction and the elimination of the Company’s Avalon product line that targeted the assisted living market. In addition, the Company experienced difficulties in fulfilling product orders as a result of production backlogs with its outsourced manufacturers. The production issues related to product quality at its Asian manufacturer that caused an inability to fulfill orders, as described in the Company’s first quarter 10-Q, have been resolved. The production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners is currently being worked on and is expected to be resolved during the third quarter. However, there is a risk that production issues could continue through the fourth quarter.

Gross profit decreased by 43% for the second quarter of 2002 to $4.5 million, compared with $7.9 million in the second quarter of 2001 primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, decreased from 39% for the second quarter of 2001 to 35% for the same period of 2002. This decrease is primarily due to the Company lowering prices to compete in the marketplace and the higher cost of the remaining in-house production that was not outsourced until July 2002.

Selling, general and administrative expenses (“SG&A”) decreased for the second quarter of 2002 by 19% to $5.4 million, compared with $6.6 million in the second quarter of 2001. This decrease primarily resulted from downsizing the work force and more closely controlling costs. SG&A expenses, as a percentage of sales, increased to 42% for the second quarter of 2002 compared with 33% for the same period of 2001. This increase primarily resulted from the decrease in net sales described above.

Engineering, research and development expenses for the second quarter of 2002 decreased by 9% to $1.4 million, compared with $1.6 million for the second quarter of 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales, increased to 11% for the second quarter of 2002 compared with 8% for the second quarter of 2001, primarily due to the decrease in net sales described above.

Interest expense increased for the second quarter of 2002 by 23% to $0.7 million, compared with $0.6 million in the second quarter of 2001. This was primarily due to the amortization of the deferred financing costs and the accretion of the discount on the bridge notes (see Note B), offset by lower levels of debt during 2002 due primarily to the March 2002 restructuring with Bank of America (see Note C).

Miscellaneous income increased to $1.3 million for the second quarter of 2002 from a net expense of $0.4 million for the second quarter of 2001, primarily related to the gain on the termination of certain postretirement benefits and the gain on the sale of an equity investment in a third party company that had been written down due to impaired value in 2000.

The net loss decreased for the second quarter of 2002 to $2.0 million, compared with a net loss of $2.8 million for the same period in 2001. This decrease was primarily attributable to lower selling, general and administrative expenses for the quarter and the increase in miscellaneous income, offset by the reduction in sales and related gross profit.

First Six Months of 2002 vs 2001

Comdial’s net sales decreased by 34% for the first six months of 2002 to $25.3 million, compared with $38.4 million in the first six months of 2001. The primary factors in the decrease of sales were the overall market contraction and the elimination of the Company’s Avalon product line that targeted the assisted living market. In addition, during the second quarter of 2002, the Company experienced difficulties in fulfilling product orders as a result of production backlogs with its outsourced manufacturers. The production issues related to product quality at its Asian manufacturer that caused an inability to fulfill orders, as described in the Company’s first quarter 10-Q, have been resolved. The production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners is currently being worked on and is expected to be resolved during the third quarter. However, there is a risk that production issues could continue through the fourth quarter.

Gross profit decreased by 43% for the first six months of 2002 to $9.0 million, compared with $15.7 million in the first six months of 2001 primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, decreased from 41% for the first six months of 2001 to 36% for the same period of 2002. This decrease is primarily due to the Company initiating certain promotional pricing for its DX-80 voice mail product during the first quarter of 2002 to stimulate sales, a general lowering of prices to compete in the marketplace combined with the higher cost of the remaining in-house production that was not outsourced until July 2002.

Selling, general and administrative expenses (“SG&A”) decreased for the first six months of 2002 by 32% to $10.4 million, compared with $15.4 million in the first six months of 2001. This decrease primarily resulted from downsizing the work force and more closely controlling costs. SG&A expenses, as a percentage of sales, increased to 41% for the first six months of 2002 compared with 40% for the same period of 2001. This increase primarily resulted from the decrease in net sales described above.

Engineering, research and development expenses for the first six months of 2002 decreased by 16% to $3.0 million, compared with $3.6 million for the first six months of 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales, increased to 12% for the first six months of 2002 compared with 9% for the first six months of 2001, primarily due to engineers spending more time on non-capitalizable projects associated with new products that had been put into production and the decrease in net sales described above.

Interest expense decreased for the first six months of 2002 by 9% to $1.2 million, compared with $1.3 million in the first six months of 2001. This was due to lower levels of debt during 2002 due primarily to the March 2002 restructuring with Bank of America, offset by the amortization of the deferred financing costs and the accretion of the discount on the bridge notes (See Note B).

Miscellaneous income increased to $16.1 million for the first six months of 2002 from a net expense of $0.3 million for the first six months of 2001. This increase relates primarily to the debt restructuring, including agreements reached with Bank of America, Relational Funding Corporation and its assignees, and certain other vendors and creditors. In addition, the Company terminated the Retirement Benefit Restoration Plan and other postretirement benefits. See Note C for additional description on the agreements and related gain. The increase also relates to the gain on the sale of an equity investment in a third party company that had been written down due to impaired value in 2000.

The net income increased for the first six months of 2002 to $10.1 million, compared with a net loss of $3.9 million for the same period in 2001. This increase was primarily attributable to lower selling, general and administrative expenses and the gain on debt restructuring, offset by the reduction in sales and related gross profit.

Liquidity and Capital Resources:

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	June 30, 2002	December 31, 2001

	(In Thousands)
Cash and cash equivalents	$1,020	$1,239
Current maturities of debt	13,373	2,596
Working capital (deficiency)	(9,522)	1,806

In 1998, Comdial and Bank of America, N.A. (“Bank of America”) formerly NationsBank, N.A., entered into a credit agreement providing Comdial with a revolving credit facility and a letter of credit sub-facility. On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) which reduced the Revolver commitment to $8 million, reduced the Term Loan to approximately $4.9 million and agreed to extend the $1.5 million in letters of credit until March 31, 2003. Both the Revolver and the Term Loan mature March 31, 2003. As of June 30, 2002, Comdial had no additional availability under the Revolver or the Term Loan. In addition, the Company is operating under a forbearance agreement with Bank of America with respect to a June 30, 2002 covenant violation.

As of June 30, 2002, the Company’s cash and cash equivalents were lower than December 31, 2001 due primarily to the timing of deposits and payments.

Inventories decreased by $4.8 million compared with December 31, 2001. Of the decrease, $2.1 million relates to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. In addition, as the Company completely transitions to outsourcing its manufacturing operation, the overall inventory levels are being reduced as Comdial no longer requires raw materials and components for production purposes.

Working capital deteriorated from December 31, 2001 by $11.3 million, primarily due to the reclassification of $12.5 million of bank debt from long-term to current.

During the second quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of production problems at one of its international outsourced manufacturers. The production problems related to product quality have been resolved and the manufacturer has accelerated production to enable the Company to fulfill a significant portion of the sales in backlog. The production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners is currently being worked on and is expected to be resolved during the third quarter. However, there is a risk that production issues could continue through the fourth quarter.

Over the past two years, the Company has been restructuring in an effort to improve its operations and reduce costs. However, the Company can make no assurances that its on-going restructuring efforts will be successful in returning the Company to profitability. In 2001 and 2002, the Company has renegotiated its bank credit agreements and raised additional cash via the bridge notes. In addition, the Company entered into an advisory agreement to seek further refinancings or equity infusions in 2002 which may be dilutive in ownership, preferences, rights or privileges to the Company’s shareholders. Any sale of equity securities or convertible debt securities if achievable, would likely result in significant additional dilution to the Company’s shareholders. There can be no assurance that additional funding will be available when required or on terms acceptable to the Company. If such additional financing or outside funding is not available to the Company when required, the Company may have to consider a possible reorganization of the Company or other protection, which could have a material adverse effect on the Company’s financial condition and results of operations.

OTHER FINANCIAL INFORMATION

During the three and six months ended June 30, 2002 and 2001, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

In March 2000, the Company entered into a patent license agreement with Lucent Technologies GRL Corporation (“Lucent”), which agreement was subsequently assigned by Lucent to Avaya Inc. (“Avaya”). In June 2002, the Company settled its past reported dispute with Avaya whereby Comdial retains all the rights and licenses afforded under the existing patent license agreement. Beyond resolving its past obligations, an extension to the agreement was secured under Avaya’s patents owned and controlled at any time through the extension period. An adjustment to the royalty rate was made in consideration of the additional rights granted by Avaya.

CURRENT PRONOUNCEMENTS

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company realized an increase in pre-tax income of $0.4 and $0.8 million during the three and six months ended June 30, 2002, respectively, due to the cessation of amortization on the goodwill. See Note L.

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets “(SFAS No. 144”). The adoption of SFAS No. 144 had no impact on the Company’s operations.

During the second quarter of 2002, the Company early adopted Financial Accounting Standards Board Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Statement No. 30, Reporting the Results of Operations, for classification as an extraordinary item to be reclassified. Accordingly, the extraordinary gain of $11.9 million that was reported during the first quarter of 2002 has been reclassified and is included in miscellaneous income in the accompanying financial statements.

NASDAQ DELISTING

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

As of June 30, 2002, the Company was not in compliance with certain other Nasdaq Marketplace Rules, including the requirement to obtain shareholder approval prior to issuing the Bridge Notes because the Bridge Notes are convertible into shares of common stock constituting more than 20% of the voting power of the Company’s common stock and because one of the Bridge Notes was issued to an officer and director of the Company, Nickolas A. Branica, entitling Mr. Branica to acquire stock in excess of the minimum threshold amount that an officer or director may acquire without shareholder approval.

The Company received a staff determination by letter from Nasdaq dated July 24, 2002, in which Nasdaq referred to the aforementioned issues and also indicated that the Company’s decision to forego shareholder approval in violation of Nasdaq rules and the extraordinary potential dilution to existing shareholders caused by the Bridge Financing raises “significant public interest concerns as set forth in Marketplace Rule 4300 and 4330(a)(3).” The staff determination also required that the Company respond to Nasdaq in writing by July 31, 2002, otherwise Nasdaq would rely solely on the prior record in determining whether to delist the Company based on the matters referred to in the staff determination. The Company sent a letter dated July 30, 2002 to Nasdaq in response to the staff determination, which letter responded to the matters raised in the staff determination.

The Company’s common stock was delisted from the Nasdaq SmallCap Market on August 7, 2002. The Company had received a letter from NASDAQ on August 6, 2002 that explained NASDAQ’s decision. The letter stated that the decision to delist the Company’s stock was made principally due to the Company’s failure to obtain either shareholder approval prior to closing of the Bridge Financing transaction or permission from NASDAQ to proceed with the transaction in the absence of such approval. The Bridge Financing transaction resulted in the issuance of promissory notes to ComVest and Mr. Branica that are convertible into common stock substantially in excess of the threshold ownership levels permitted without shareholder approval under the applicable NASDAQ rules. The Company anticipates that its common stock will be quoted on the NASD’s OTC-BB. NASDAQ determined that the Company was not eligible for immediate listing on the OTC-BB because part of the delisting order related to public interest concerns regarding the substantial dilution. Accordingly, the Company’s stock currently trades on the “pink-sheets.” The application to be quoted on the OTC-BB must be filed by one or more broker-dealers and the Company must meet certain requirements, including that its filings under the Exchange Act must be current. There can be no assurance that the Company’s stock will be quoted on the NASD’s OTC-BB in the future, in which case the Company’s stock will continue to trade through the pink-sheets.

OUTSOURCING RISKS

As of June 30, 2002, Comdial has outsourced all of its manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States. Outsourcing carries certain risks which include, but may not be limited to: the financial solvency, labor concerns and general business condition of Comdial’s outsourcing contractors, political, legal and economic conditions, language and cultural barriers, trade barriers, currency fluctuations and changes in regulatory requirements related to foreign locations, risks of fire, flood or acts of God affecting manufacturing facilities and Comdial’s ability to meet its financial obligations to our outsourcing contractors. In addition, Comdial’s outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to the Company’s dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of its outsourcing contractors could have a material adverse effect on Comdial’s business and financial results.

During the second quarter of 2002, the Company experienced difficulties in fulfilling product orders as a result of production backlogs with its outsourced manufacturers. The production issues related to product quality at its Asian manufacturer that caused an inability to fulfill orders, as described in the Company's first quarter 10-Q, have been resolved. The production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners is currently being worked on and is expected to be resolved during the third quarter. However, there is a risk that production issues could continue through the fourth quarter.

“SAFE HABOR” STATEMENT UNDER THE PRIVATE SECURITIES LIGITATION REFORM ACT OF 1995

Some of the statements included in or incorporated by reference into Comdial Corporation’s Securities and Exchange Commission filings, press releases and shareholder communications and other information provided periodically in writing or orally by its officers or agents, including this Form 10-Q, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including, but not limited to, Comdial Corporation’s ability to obtain continued funding for its business, its ability to prevent continued losses and to generate sufficient operating revenue to meet its obligations to vendors, suppliers, other creditors and its employees, the illiquidity of its stock as a result of its delisting on the NASDAQ SmallCap Market, its ability to maintain compliance with the material terms and covenants of its working capital facility and its note with Bank of America, N.A., the risks associated with the outsourcing of its manufacturing requirements, including, without limitation, international risk factors and its ability to meet its payment obligations to such manufacturers, risks associated with unfavorable customer acceptance and response to its products, risks associated with potential claims against the Company that its products infringe on the intellectual property rights of any other party, unfavorable outcomes of pending litigation and the various other factors set forth from time to time in Comdial’s filings with the SEC, including but not limited to Comdial’s most recent Form 10-K. Comdial Corporation undertakes no obligation to publicly update or revise the forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Comdial believes that it does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments. The Company has debt obligations that are sensitive to changes in the prime-lending rate. The Company estimates that an increase in interest rates of 1% would reduce income before taxes by approximately $127,000 per year.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note J of the Condensed Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 2.	Changes in Securities

On June 21 and July 12, 2002, the Company completed a private placement (the “Bridge Financing”) in the aggregate principal amount of $2,250,000 and $750,000, respectively, of 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) under an agreement which provides for up to $4,000,000 of bridge financing. Prior to this transaction, the Company had 9,204,824 shares of common stock issued and outstanding, and 30,000,000 shares were authorized pursuant to its Restated Certificate of Incorporation. The Company currently does not have sufficient authorized shares for full conversion of the Bridge Notes. The Company will seek to obtain shareholder approval to increase the amount of authorized common stock under its Restated Certificate of Incorporation to 150 million.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2002, Comdial held its annual meeting at its corporate headquarters in Sarasota, Florida. The following matters were voted upon:

(1)	The following directors were elected to serve a three-year term: Sanford Schlitt and David P. Berg. Shares of common stock were voted as follows:

Sanford Schlitt: For – 7,435,875 Withheld – 770,994
David P. Berg: For – 7,437,452 Withheld – 769,417

Directors whose term of office continued after the meeting are as follows: Robert P.
Collins and Nickolas A. Branica

(2)	The 2002 Stock Incentive Plan was proposed to replace the 1992 Stock Incentive Plan and 1992 Non-Employee Directors Stock Incentive Plan, which each expired according to their terms on March 5, 2002. The proposed plan included authorizing 2,500,000 shares of common stock. The 2002 Stock Incentive Plan was not approved by the shareholders. Shares of common stock were voted as follows: For – 1,531,208, Against – 2,507,344, Abstain – 40,058.

ITEM 6.	Exhibits and Reports on Form 8-K.

            (a)   Exhibits included herein:

            (4)   Instruments defining the rights of security holders:

4.1	Form of Subscription Agreement (Exhibit 4.1 to Registrant’s Form 8-K filed on July 5, 2002)*

4.2	Form of Senior Subordinated Secured Convertible Note issued by Comdial Corporation (Exhibit 4.2 to Registrant’s Form 8-K filed on July 5, 2002)*

4.3	General Security Agreement between Comdial Corporation and ComVest Venture Partners, L.P., as agent, dated June 21, 2002 (Exhibit 4.3 to Registrant’s Form 8-K filed on July 5, 2002)*

4.4	Advisory Warrant to purchase Common Stock issued by Comdial Corporation to Commonwealth Associates, LP (Exhibit 4.4 to Registrant’s Form 8-K filed on July 5, 2002)*

            (10)   Material Contracts:

10.1	Form of Lock-Up Agreement by and between officers and directors and Comdial Corporation (Exhibit 10.1 to Registrant’s Form 8-K filed on July 5, 2002)*

10.2	Form of Irrevocable Limited Proxy granted by officers and directors to ComVest Venture Partners, LP (Exhibit 10.2 to Registrant’s Form 8-K filed on July 5, 2002)*

10.3	Amendment to Employment Agreement by and between Nickolas Branica and Comdial Corporation dated June 21, 2002 (Exhibit 10.3 to Registrant’s Form 8-K filed on July 5, 2002)*

*	incorporated by reference herein.

(99) Additional Exhibits:

99.1	Certification of Nickolas A. Branica, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Paul K. Suijk, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 10, 2002, the Company filed a report on Form 8-K disclosing unaudited pro forma consolidated balance sheet information as of December 31, 2001 which reflected certain first quarter 2002 events concerning the renegotiation and restructuring of various liabilities of the Company and the related impact on the stockholders’ equity.

Items not listed if not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comdial Corporation

(Registrant)

By:	/s/ Nickolas A. Branica

Nickolas A. Branica President and Chief Executive Officer

By:	/s/ Paul K. Suijk

Paul K. Suijk Senior Vice President and Chief Financial Officer

Date: August 14, 2002