Form 10-K/A
period 2001-12-31
COMDIAL CORP
filed 2002-11-15
CIK 230131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations Data For the Years Ended December 31 In thousands, except per share amounts

                                         (As restated
                                          see Note 18)
                                             2001       2000       1999       1998        1997
                                           --------------------------------------------------------
Net sales (a)                              $76,167    $89,564   $140,757    $123,639   $ 110,819
(Loss) income before income taxes          (21,155)   (47,864)    10,033       6,295       5,218
Net (loss) income                          (21,155)   (63,264)     7,343      17,032       5,069
(Loss) Earnings per share:
Basic                                        (2.30)     (6.89)      0.82        1.93        0.58
Diluted                                      (2.30)     (6.89)      0.82        1.88        0.58
---------------------------------------------------------------------------------------------------

Selected Consolidated Balance Sheet Data (As restated
December 31,                              see Note 18)
In thousands                                 2001       2000       1999       1998        1997
-----------------------------------------------------------------------------------------------

Current assets                              $23,084    $33,152    $72,077    $50,854    $37,107
Total assets                                 43,736     71,178    133,074    108,990     79,264
Current liabilities                          20,634     41,145     23,833     19,734     21,196
Long-term debt and other
 long-term liabilities                       32,742     18,518     38,633     26,624     13,998
Stockholders' (deficit) equity               (9,640)    11,515     70,608     62,632     44,070


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

Subsequent to the issuance of Comdial's financial statements as of and for the year ended December 31, 2001, the Company's management determined that certain raw materials had been shipped and sold to an outsourcer during 2001, but the inventory shipment had not been invoiced. When the Company completed a physical inventory in December 2001, the Company charged cost of sales for the $0.6 million reduction in inventory instead of recording a receivable. Under the terms of our outsourcing arrangement, these sales were equal to the inventory cost. When the error was identified in 2002, the outsourcer agreed that the amounts are owed to the Company and has agreed to allow the Company to reduce amounts otherwise owed to the outsourcer by this $0.6 million. As a result, the financial statements as of and for the year ended December 31, 2001, have been restated from amounts previously reported to appropriately account for the sale of these raw materials (see Note 18 to the consolidated financial statements).

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

SEGMENT REPORTING

RESULTS OF OPERATIONS

Selected consolidated statements of operations for the last three years are as follows:

---------------------------------------------------------------------------------
In thousands                                         2001        2000        1999
---------------------------------------------------------------------------------
Business segment net sales:

Switching                                        $ 53,511    $ 49,545    $ 81,868
Messaging                                          15,183      28,014      38,907
CTI & Other                                         7,473      12,005      19,982
                                                 --------    --------    --------
       Net sales                                   76,167      89,564     140,757
Cost of goods sold                                 52,409      77,715      85,554
                                                 --------    --------    --------
Gross profit                                       23,758      11,849      55,203
Selling, general & administrative                  29,892      36,621      30,336
Engineering, research & development                 7,603       6,283       9,735
Goodwill amortization                               1,942       3,195       3,180
Restructuring                                         486       2,355           -
Impairment of long-lived assets                     3,224       7,425           -
Gain on disposal of assets                         (1,447)          -           -
Interest expense                                    2,759       2,902       1,633
Miscellaneous expense - net                           454         932         286
                                                 --------    --------    --------
(Loss) income before income taxes                 (21,155)    (47,864)     10,033
Income tax expense                                      -      15,400       2,690
                                                 --------    --------    --------
Net (loss) income                                $(21,155)   $(63,264)   $  7,343
                                                 ========    ========    ========

(Loss) earnings per share:
                    Basic                          $(2.30)     $(6.89)      $0.82
                                                 ========    ========    ========
---------------------------------------------------------------------------------

The following  table reflects the gross profit margins for the various  business segments of Comdial.  See Note 12 to the Consolidated  Financial  Statements for
further clarification of business segments.
                                                    2001        2000        1999
                                                 --------    --------    --------
   Business Segment:
      Switching                                  $ 14,346    $  5,646    $ 29,148
      Messaging                                     8,967      13,248      21,943
      CTI & Other                                     445      (7,045)      4,112
                                                 --------    --------    --------
       Gross profit margin                       $ 23,758    $ 11,849    $ 55,203
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

Gross profit, as a percentage of sales for 2001, was 31% compared with 13% for 2000. In 2001, gross profit increased by 101% to $23.8 million compared with $11.8 million for 2000. This increase was mostly due to outsourcing the manufacturing operations as well as specific factors that negatively impacted the year 2000. Outsourcing resulted in lower product costs due to the consolidation of the product lines so that volumes were higher and therefore production was done more efficiently and cost effectively. Also, the DX-80, which is a low-end key system and has therefore more commodity like features, is now outsourced from the Far East, which provides less expensive labor and production costs. In addition, fiscal 2000 gross profit was impacted by several negative factors: 1) reduced efficiency caused by the furloughs that Comdial initiated throughout the year to reduce inventory levels within the plant as well as the supply houses; 2) a larger provision for inventory obsolescence than 2001; 3) pursuant to its Restructuring Plan, Comdial charged $1.5 million to cost of sales for discontinued product inventory in the fourth quarter of 2000; and 4) due to the outsourcing of its manufacturing operations, Comdial recorded an additional adjustment of $2.4 million to mark down certain of its inventory to the lower of cost or market.

Switching gross margin increased from 11% in 2000 to 27% in 2001. This increase was mostly due to outsourcing the manufacturing operations as well as the absence of many of the specific factors that impacted the year 2000, as explained above.

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

Loss before income taxes, as a result of the foregoing, amounted to $21.2 million in 2001 as compared with a loss of $47.9 million before income taxes in 2000. Major factors contributing to the loss for 2001 include restructuring and asset impairments, and other factors such as increased bad debt reserves and inventory write-offs due to product discontinuance.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth Comdial's cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

--------------------------------------------------------
December 31,
In thousands                             2001      2000
--------------------------------------------------------
    Cash and cash equivalents          $1,239   $ 2,428
    Current maturities of debt          2,596    24,848
    Working capital (deficiency)        2,450    (7,993)
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

Accounts Receivable at December 31, 2001, decreased by $2.3 million compared with December 31, 2000, primarily due to the decreased level of sales during the year, as well as improved collections. Comdial also increased its bad debt reserves by $2.2 million in the fourth quarter of 2001 due to declining economic conditions affecting primarily dealers and vertical market customers for the Company's Avalon and Concierge products.

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

Working capital increased to $2.5 million at December 31, 2001 compared with a working capital deficiency of $8.0 million at December 31, 2000. This increase is primarily due to the reclassification of $22.4 million of bank debt from current to long-term. See Note 6.

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

In addition to the terms discussed above, in connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the "Preferred Stock"). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock can be converted at any time into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio will be reduced to as low as 500,000 shares of common stock in the event Comdial elects to pay down the Term Loan by up to $3 million, in connection with new investment into the Company by an outside investor. Comdial has a call option allowing it to buy out Bank of America's Preferred Stock at par value, but Bank of America has no mandatory redemption. The Preferred Stock has a 5 percent cumulative annual dividend if paid with cash or 10 percent if paid in common stock, at the election of Comdial. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends are subject to certain demand and piggyback registration rights pursuant to a registration rights agreement which will require the Company to register such shares of common stock for resale in the public market upon request.
                                       32

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

(except with respect
to Note 18, as to
which the date is
November 13, 2002)

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


/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia
April 10, 2001


-------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------
                                                                              December 31,
                                                                         (As restated
                                                                          see Note 18)
                                                                              2001         2000
In thousands, except par value
--------------------------------------------------------------------------------------------------
Assets
     Current assets
        Cash and cash equivalents                                         $   1,239    $   2,428
        Accounts receivable (less allowance for
            doubtful accounts:  2001 - $3,533; 2000 - $2,834)                11,559       13,829
        Inventories                                                           9,527       15,431
        Prepaid expenses and other current assets                               759        1,464
-------------------------------------------------------------------------------------------------
            Total current assets                                             23,084       33,152
-------------------------------------------------------------------------------------------------
     Property and equipment - net                                             5,839       18,753
     Goodwill                                                                 3,375        6,149
     Capitalized software development costs - net                             7,790        9,448
     Other assets                                                             3,648        3,676
-------------------------------------------------------------------------------------------------
            Total assets                                                  $  43,736    $  71,178
=================================================================================================

Liabilities and Stockholders' Equity (Deficit)
     Current liabilities
        Accounts payable                                                  $  11,266    $   7,522
        Accrued payroll and related expenses                                  1,778        4,391
        Accrued promotional allowances                                        2,336        1,324
        Other accrued liabilities                                             2,658        3,060
        Current maturities of debt                                            2,596       24,848
-------------------------------------------------------------------------------------------------
            Total current liabilities                                        20,634       41,145
-------------------------------------------------------------------------------------------------
     Long-term debt                                                          26,912       13,561
     Other long-term liabilities                                              5,830        4,957
-------------------------------------------------------------------------------------------------
            Total liabilities                                                53,376       59,663

     Stockholders' equity (deficit)
        Common stock, $0.01 par value
             (Authorized 30,000 shares; issued and
             outstanding: 2001 - 9,337; 2000 - 9,329)                            93           93
        Paid-in capital                                                     123,427      123,427
        Treasury stock, 132 shares, at cost                                  (1,296)      (1,296)
        Accumulated deficit                                                (131,864)    (110,709)
-------------------------------------------------------------------------------------------------
            Total stockholders' equity (deficit)                            ( 9,640)      11,515
-------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity (deficit)          $  43,736    $  71,178
=================================================================================================
       The accompanying notes are an integral part of these financial statements.


--------------------------------------------------------------------------------
Consolidated Statements of Operations
--------------------------------------------------------------------------------
                                                     Years Ended December 31,
                                              (As restated
                                               see Note 18)
                                                   2001         2000        1999
In thousands, except per share amounts
--------------------------------------------------------------------------------
Net Sales                                     $  76,167    $  89,564    $140,757
Cost of goods sold                               52,409       77,715      85,554
--------------------------------------------------------------------------------
Gross profit                                     23,758       11,849      55,203
--------------------------------------------------------------------------------

Operating expenses
     Selling, general & administrative           29,892       36,621      30,336
     Engineering, research & development          7,603        6,283       9,735
     Goodwill amortization                        1,942        3,195       3,180
     Restructuring                                  486        2,355           -
     Impairments of long-lived assets             3,224        7,425           -
--------------------------------------------------------------------------------
        Operating (loss) income                 (19,389)     (44,030)     11,952
--------------------------------------------------------------------------------

Other expense
     Interest expense                             2,759        2,902       1,633
     Gain on disposal of assets                  (1,447)           -           -
     Miscellaneous expense - net                    454          932         286
--------------------------------------------------------------------------------
(Loss) income before income taxes               (21,155)     (47,864)     10,033
Income tax expense                                    -       15,400       2,690
--------------------------------------------------------------------------------
        Net (loss) income                      ($21,155)    ($63,264)   $  7,343
================================================================================

(Loss) earnings per share:
  Basic                                          $(2.30)     $ (6.89)   $   0.82
================================================================================
  Diluted                                        $(2.30)     $ (6.89)   $   0.82
================================================================================

Weighted average common shares outstanding:
  Basic                                           9,211        9,188       8,948
  Diluted                                         9,211        9,188       8,989

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
==============================================================================================================




                                                            Treasury Stock       Receivable
                                                          -----------------      on Sale      Accumulated
In thousands                                              Shares     Amount      of Stock       Deficit      Total
-------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1999                                 (116)   $(1,087)      $(156)      $ (54,788)  $ 62,631
      Proceeds from sale of common stock
      Notes receivable                                                                6                          6
      Stock options exercised                                                                                   20
      Deferred stock compensation                                                                               47
      Incentive stock issued                                                                                    54
      Stock option compensation)                                                                                41
      Contingency stock issued for                                                                               -
         KVT acquisition                                                                                       304
         Array acquisition                                                                                     162
      Net income                                                                                  7,343      7,343
-------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                               (116)    (1,087)       (150)        (47,445)    70,608
      Proceeds from sale of common stock
         Notes receivable                                     (9)      (149)        150                          1
         Stock options exercised                                         (6)                                 2,132
      Treasury stock purchased                                (7)       (54)                                   (54)
      Deferred stock compensation                                                                               78
      Incentive stock issued                                                                                   169
      Stock option compensation expense                                                                      1,845
      Net loss                                                                                  (63,264)   (63,264)
-------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000                               (132)    (1,296)          -        (110,709)    11,515
      Stock options exercised                                                                                    8
      Deferred stock compensation                                                                               (8)
      Net loss                                                                                  (21,155)   (21,155)
-------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2001 (As restated, see Note 18)    (132)   $(1,296)      $-          $(131,864)  $ (9,640)
===================================================================================================================

               The accompanying notes are an integral part of these financial statements.



Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------
                                                                                 Years Ended December 31,
                                                                          (As restated
                                                                           see Note 18)
In thousands                                                                   2001        2000        1999
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net (loss) income                                                      $(21,155)   $(63,264)   $  7,343
    Adjustments to reconcile net (loss) income to
     operating cash flows
     Depreciation and amortization                                            8,353      11,236       9,642
     Impairments of long-lived assets                                         3,224       7,425           -
     Bad debt expense                                                         2,288       2,793         194
     Inventory obsolescence and valuation provision                           2,475       2,116         487
     Deferred taxes                                                               -      15,456       2,147
     Gain on sale of assets                                                  (1,447)          -           -
    Changes in working capital components:
     Accounts receivable                                                        (18)     23,078     (16,888)
     Inventory                                                                5,529       5,280      (1,880)
     Prepaid expenses and other assets                                          420       2,502      (5,560)
     Accounts payable                                                         5,384      (7,613)      4,101
     Other liabilities                                                       (3,392)        443       2,387
     Other equity                                                                 -       2,035         619
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used by) operating activities                    1,661       1,487       2,592
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisition cost for Array                                                    -           -          (5)
    Proceeds received from sale of ePHONE assets                                  -         648           -
    Proceeds received from sale of American Phone
       Center assets                                                          1,400           -           -
    Proceeds received from sale of property and equipment                    11,453         891           1
    Capital expenditures                                                       (294)     (5,130)     (4,953)
    Capitalized software additions                                           (2,768)     (4,400)     (4,700)
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used by) investing activities                    9,791      (7,991)     (9,657)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net (repayments) borrowings under revolver agreement                    (12,221)      5,528       7,464
    Proceeds from issuance of common stock                                        -       2,136          20
    Principal payments on notes payable                                        (389)          -           -
    Principal payments under capital lease obligations                          (31)       (649)       (101)
------------------------------------------------------------------------------------------------------------
       Net cash (used by) provided by financing activities                  (12,641)      7,015       7,383
------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (1,189)        511         318
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                2,428       1,917       1,599
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $  1,239    $  2,428    $  1,917
============================================================================================================

------------------------------------------------------------------------------------------------------------
Supplemental information - Cash paid during the year for:
    Income taxes                                                           $      -    $    508    $    503
    Interest                                                                  2,719       2,902       1,633
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-Cash Investing and Financing Activities:
    Accounts payable converted to notes payable                            $  1,640    $      -    $      -
    Assets acquired through capital lease transactions                            -       1,264       2,800
    Contingency stock issued for acquisitions                                     -           -         466
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

The following table discloses the annual EPS information for the years ended December 31, 2001, 2000 and 1999.


-------------------------------------------------------------------------------------
In thousands except per share data                         2001        2000      1999
-------------------------------------------------------------------------------------

   Basic:
   Net loss                                            ($21,155)   ($63,264)   $7,343
                                                        =======     =======    ======
   Weighted average number of common
    shares outstanding during the period                  9,201       9,170     8,934
   Add - Deferred shares                                     10          18        14
                                                        -------     -------    ------
   Weighted average number of shares used in cal-
    culation of basic earnings per common share           9,211       9,188     8,948
                                                        =======     =======     =====

   Basic EPS                                             ($2.30)     ($6.89)   $  .82
                                                        =======     =======    ======
   Diluted:
   Net loss                                            ($21,155)   ($63,264)   $7,343
                                                        =======     =======    ======

   Weighted average number of shares used in cal-
    culation of basic earnings per common share           9,211       9,188     8,948
   Effect of dilutive stock options                           -           -        41
                                                        -------     -------    ------

 Weighted average number of shares used in cal-
 culation of diluted earnings per common share            9,211       9,188     8,989
                                                        =======     =======    ======

Diluted EPS                                              ($2.30)     ($6.89)   $  .82
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
  Expected dividends                     none            none            none
--------------------------------------------------------------------------------------------

If compensation cost for Comdial's Stock Incentive Plans had been determined based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, Comdial's net income (loss) and earnings (loss) per share would have been shown in the pro forma amounts indicated below:

 --------------------------------------------------------------------------------------------
In thousands except per share amounts            2001          2000         1999

  Net (loss) income:    As reported              $(21,155)   $(63,264)      $ 7,343
                        Additional
                          Compensation
                          expense                   1,055       1,360         1,327
                        Pro forma                $(22,210)   $(64,624)      $ 6,016

  Basic (loss) earnings per share:
                        As reported              $  (2.30)   $  (6.89)      $  0.82
                        Pro forma                   (2.41)   $  (7.03)      $  0.67
  Diluted (loss) earnings per share:
                        As reported              $  (2.30)   $  (6.89)      $  0.82
                        Pro forma                   (2.41)   $  (7.03)      $  0.67
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

The following tables show segment information for the years ended December 31:

---------------------------------------------------------------------
(In thousands)                         2001         2000         1999
---------------------------------------------------------------------
Business Segment Net Sales
 Switching                        $  53,511    $  49,545     $ 81,868
 Messaging                           15,183       28,014       38,907
 CTI & Other                          7,473       12,005       19,982
                                  ---------    ---------     --------
  Net sales                       $  76,167    $  89,564     $140,757
                                  =========    =========     ========
---------------------------------------------------------------------
 (In thousands)                        2001         2000         1999
---------------------------------------------------------------------
Business Segment Profit
 Switching                        $  14,346    $   5,646     $ 29,148
 Messaging                            8,967       13,248       21,943
 CTI & Other                            445       (7,045)       4,112
                                  ---------    ---------     --------
  Gross profit                       23,758       11,849       55,203
 Operating expenses                  43,147       55,879       43,251
 Interest expense, net                2,759        2,902        1,633
 Miscellaneous expense - net            454          932          286
Gain on sale of assets              ( 1,447)           -            -
                                  ---------    ---------     --------
  Loss before income taxes         ($21,155)    ($47,864)    $ 10,033
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
----------------------------------------------------------------

In thousands except                      Third         Fourth
  per share amounts                      Quarter       Quarter
----------------------------------------------------------------
2001
    Net Sales                            $22,882       $ 14,909
    Gross profit                           7,342            700
    Goodwill amortization                    423            423
    Interest expense                         834            637
    Net loss                              (2,997)       (14,300)
    Net loss per
    common share: Basic                    (0.33)         (1.55)
                  Diluted                  (0.33)         (1.55)


----------------------------------------------------------------

2000
    Net Sales                            $24,049       $ 16,743
    Gross profit                           4,277         (5,817)
    Goodwill amortization                    799            799
    Interest expense                         745            934
    Net loss                              (5,137)       (50,946)
    Net loss per
    common share: Basic                    (0.56)         (5.53)
                  Diluted                  (0.56)         (5.53)
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

NOTE 18.  RESTATEMENT

Subsequent to the issuance of Comdial's financial statements as of and for the year ended December 31, 2001, the Company's management determined that certain raw materials had been shipped and sold to an outsourcer during 2001, but the inventory shipment had not been invoiced. When the Company completed a physical inventory in December 2001, the Company charged cost of sales for the $0.6 million reduction in inventory instead of recording a receivable. Under the terms of our outsourcing arrangement, these sales were equal to the inventory cost. When the error was identified in 2002, the outsourcer agreed that the amounts are owed to the Company and has agreed to allow the Company to reduce amounts otherwise owed to the outsourcer by this $0.6 million. As a result, the financial statements as of and for the year ended December 31, 2001, have been restated from amounts previously reported to appropriately account for the sale of these raw materials. A summary of the significant effects of the restatement is as follows:

--------------------------------------------------------------------------------
                                          As Previously
                                            Reported        As Restated
In thousands, except per share amounts
--------------------------------------------------------------------------------

For the year ended December 31, 2001:
   Cost of goods sold                        $53,053          $52,409
   Gross profit                               23,114           23,758
   Net loss                                  (21,799)         (21,155)
   Earnings per share:  basic and diluted     ($2.37)          ($2.30)

As of December 31, 2001:
   Accounts receivable                       $10,915          $11,559
   Accumulated deficit                      (132,508)        (131,864)

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

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. Audited Consolidated Financial Statements of Comdial Corporation and its Subsidiaries

            Report of Ernst & Young LLP
            Report of Deloitte & Touche LLP

            Financial Statements:
            Consolidated Balance Sheets -
              December 31, 2001 (as restated) and 2000
            Consolidated Statements of Operations -
              Years ended December 31, 2001 (as restated), 2000
              and 1999
            Consolidated Statements of Stockholders' Equity (Deficit) -
              Years ended December 31, 2001 (as restated), 2000
              and 1999
            Consolidated Statements of Cash Flows -
              Years ended  December 31, 2001 (as restated), 2000
              and 1999
            Notes to Consolidated Financial Statements -
              Years ended December 31, 2001 (as restated), 2000 and 1999


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

         10.27 First Amendment to Amended and Restated Credit Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2001.)*

         10.28 Certificate of Designation of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock dated
                  March 6, 2002 (Exhibit 10.28 to Registrant's Form 10-K for the year ended December 31, 2001.)*

         10.29 Registration Rights Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2001)*

         10.30 Preferred Stock Investment Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit
                  10.30 to Registrant's Form 10-K for the year ended December 31, 2001)*

     (21) Subsidiaries of the Registrant (Exhibit 21 to Registrant's Form 10-K for the year ended December 31, 2001)*

     (23)  Consent of Ernst and Young LLP
           Consent of Deloitte & Touche LLP

     (24) Power of Attorney (Exhibit 24 to Registrant's Form 10-K for the year ended December 31, 2001)*

* INCORPORATED BY REFERENCE HEREIN.

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

Signature                            Title                    Date
---------                            -----                    ----

        *                          Director               November 14, 2002
--------------------
Nickolas A. Branica

        *                          Director               November 14, 2002
--------------------
Sanford Schlitt


* By: /s/ Ralph R. Dyer
      -----------------
  Ralph R. Dyer, as attorney
  in fact pursuant to the power
  of attorney contained in
  Exhibit 24 to Registrant's Form 10-K
  for the year ended December 31, 2001

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