Form 10-Q
period 2002-09-30
COMDIAL CORP
filed 2002-11-15
CIK 230131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-9023

COMDIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2443673 (I.R.S. Employer Identification Number)

106 Cattlemen Road, Sarasota, Florida (Address of principal executive offices)	34232 (Zip Code)

Registrant’s telephone number, including area code: (941) 922-3800

Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 8, 2002 was 62,774,824 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Consolidated Statements of Operations - (Unaudited)

	Three Months Ended		Nine Months Ended

In thousands, except per share amounts	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	$12,480	$22,882	$37,764	$61,258
Cost of goods sold	9,035	15,540	25,345	38,200

Gross profit	3,445	7,342	12,419	23,058

Operating expenses
Selling, general & administrative	4,995	7,168	15,353	22,556
Engineering, research & development	1,170	1,530	4,217	5,178
Stock compensation expense	510	—	572	—
Restructuring	—	396	—	396
Goodwill amortization expense	—	423	—	1,518

Total operating expenses	6,675	9,517	20,142	29,648

Operating loss	(3,230)	(2,175)	(7,723)	(6,590)

Other expense (income)
Interest expense, net	5,810	834	6,984	2,119
Loss (gain) on sale of assets	89	35	417	(2,099)
Miscellaneous (income) expense, net	(7,001)	(47)	(23,079)	245

Income (loss) before income taxes	(2,128)	(2,997)	7,955	(6,855)
Income tax (expense) benefit	—	—	—	—

Net income (loss)	(2,128)	(2,997)	7,955	(6,855)

Preferred stock dividends	(125)	—	(284)	—
Gain on redemption of preferred stock	1,000	—	1,000	—

Net income (loss) applicable to common stock	($1,253)	($2,997)	$8,671	($6,855)

Earnings (loss) per share:
Basic	($0.08)	($0.33)	$0.54	($0.74)
Diluted	($0.08)	($0.33)	$0.48	($0.74)

Earnings (loss) per share applicable to common stock:
Basic	($0.05)	($0.33)	$0.59	($0.74)
Diluted	($0.05)	($0.33)	$0.52	($0.74)

Weighted average shares outstanding:
Basic	25,917	9,215	14,749	9,210
Diluted	25,917	9,215	16,707	9,210

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
In thousands, except par value	(Unaudited)	(Restated)*

Assets
Current assets
Cash and cash equivalents	$2,810	$1,239
Accounts receivable (less allowance for doubtful accounts:
2002 – $1,301; 2001 – $3,533)	8,529	11,559
Inventories	4,252	9,527
Prepaid expenses and other current assets	439	759
Deferred financing costs	5,332	—

Total current assets	21,362	23,084

Property and equipment - net	4,871	5,839
Goodwill - net	3,375	3,375
Capitalized software development costs – net	5,775	7,790
Other assets	3,844	3,648

Total assets	$39,227	$43,736

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,852	$11,266
Accrued payroll and related expenses	1,568	1,778
Other accrued liabilities	2,568	4,994
Current maturities of debt	732	2,596

Total current liabilities	11,720	20,634

Long-term debt	15,971	26,912
Other long-term liabilities	2,010	5,830

Total liabilities	29,701	53,376
Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10 per share liquidation preference (Authorized 2,000 shares; issued and outstanding: 2002 – 0; 2001 – 0)	—	—
Common stock, $0.01 par value (Authorized 150,000 shares; issued 2002 – 62,907; 2001 - 9,337)	629	93
Paid-in capital	134,102	123,427
Treasury stock, 132 shares, at cost	(1,296)	(1,296)
Accumulated deficit	(123,909)	(131,864)

Total stockholders’ equity (deficit)	9,526	(9,640)

Total liabilities and stockholders’equity (deficit)	$39,227	$43,736

*	Condensed from audited financial statements

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended

In thousands	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net income (loss)	$7,955	($6,855)
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	4,327	6,120
Accretion of discount on bridge notes	3,230	—
Bad debt expense	150	(258)
Gain on liability restructuring	(20,090)	—
Gain on lease renegotiation	(2,834)	—
Stock compensation expense	572	—
Inventory provision	392	(954)
Loss (gain) on sale of assets	417	(2,099)
Changes in working capital components:
Accounts receivable	2,915	(547)
Inventory	2,843	(1,613)
Prepaid expenses and other assets	514	(867)
Accounts payable	(2,973)	9,045
Other liabilities	(4,316)	(2,472)

Net cash used in operating activities	(6,898)	(500)

Cash flows from investing activities:
Proceeds from sale of American Phone Center	—	1,400
Proceeds from sale of assets	272	12,814
Capital expenditures	(25)	(98)
Capitalized software additions	(492)	(1,557)

Net cash (used in) provided by investing activities	(245)	12,559

Cash flows from financing activities:
Proceeds from issuance of bridge notes	4,000	—
Proceeds from issuance of private placement debt	11,075	—
Net repayments under revolver agreement	(5,750)	(12,220)
Principal payments under notes payable	(251)	(271)
Principal payments under capital lease obligations	(360)	(3)

Net cash provided by (used in) financing activities	8,714	(12,494)

Net increase (decrease) in cash and cash equivalents	1,571	(435)

Cash and cash equivalents at beginning of period	1,239	2,428

Cash and cash equivalents at end of period	$2,810	$1,993
Supplemental information - Cash paid during the period for: Interest	$1,178	$1,751

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts payable converted to notes payable	$288	$1,198
Assets acquired through capital lease transactions	1,336	—
Debt converted to preferred stock	10,000	—
Warrants issued in connection with leasing arrangement	99	—
Warrants issued in connection with bridge financing	2,001	—
Warrants issued in connection with private placement financing	3,744	—
Stock issued in connection with conversion of bridge notes	533	—

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2002 - (Unaudited)

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

Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, as restated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2001.

Reclassifications

The Company has reclassified certain amounts for the three and nine months ended September 30, 2001 to conform to the 2002 presentation. These and other reclassifications had no effect on operating or net income.

NOTE B.      FINANCINGS

On June 21, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000, pursuant to Subscription Agreements (the “Subscription Agreements”) which provided for up to $4 million of bridge financing to the Company (the “Bridge Financing”). During the third quarter of 2002, additional proceeds of $1,750,000 were received to complete the Bridge Financing. Proceeds of the Bridge Financing were to be used for working capital and to accelerate development and delivery of Comdial’s Small and Medium Business (SMB) telephony solutions. The Company’s Board of Directors obtained a fairness opinion from the investment banking firm of Raymond James & Associates, Inc. in connection with this transaction.

Under the terms of the Bridge Financing, the purchasers had the right to convert 13.33% of the principal amount of their respective Bridge Notes into shares of common stock at a conversion price of $0.01 per share. Pursuant to the Subscription Agreement, the purchasers were granted, among other things, registration rights with respect to their shares of common stock issuable upon conversion of the Bridge Notes.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.01 per share. The Company issued an aggregate of 53,320,000 shares pursuant to such conversions.

On September 27, 2002, the Company consummated a closing of approximately $12.6 million under a private placement (the “Private Placement”), including the conversion of the remaining outstanding balance of Bridge Notes of approximately $3.5 million into this new debt. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 62.7 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Placement Warrants”). The Placement Notes are due in three years and provide for quarterly interest-only payments with the entire principal due upon maturity. The Placement Warrants, which were valued at $3.1 million using the Black Scholes method, were recorded as deferred financing costs and are being amortized over the term of the Placement Notes. An aggregate of 12.5 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. Unless forfeited, the Placement Warrants vest after eighteen months and are exercisable until twenty-four months after issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $1.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $0.33 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. In addition, the common stock underlying the Placement Notes and the Placement Warrants are subject to certain registration rights.

On October 29, 2002, the Company conducted a second and final closing (the “Second Closing”) under the Private Placement. The Second Closing included the issuance of $775,000 aggregate principal amount of 7% Notes, and 3,875,000 Placement Warrants. Of the Placement Warrants issued under the Second Closing, 775,000 are subject to forfeiture, on a pro rata basis, as described above.

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 5.5 million shares of common stock at an exercise price of $0.01 per share (the “Winfield Warrants”). The Winfield Notes are due in three years and provide for quarterly interest-only payments with the entire principal due upon maturity. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes. The Winfield Notes are senior in right of payment and security to the Placement Notes, and the underlying shares of common stock are subject to certain registration rights.

As previously reported, on June 7, 2002, Comdial entered into an advisory agreement with Commonwealth Associates, L.P. (“Commonwealth”) pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of the Company’s outstanding indebtedness to its senior bank lender (the “Debt Restructuring”). Commonwealth received 250,000 shares of Comdial’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 2,257,268 shares of common stock (representing 5% of our then outstanding fully-diluted capital stock) with an exercise price of $0.01 per share, upon the initial closing of the Bridge Financing on June 21, 2002. The Advisory Shares were valued using the stock price on the date of issuance and were expensed immediately. Commonwealth received additional Advisory Warrants of 1,146,934 because Comdial received additional proceeds of $1,750,000 from the Bridge Financing during the third quarter of 2003. The Advisory Warrants, which were valued at $2.0 million in total using the Black Scholes method, were recorded as deferred financing costs and amortized over the term of the Bridge Financing. The Advisory Warrants are exercisable at any time through June 21, 2007.

Pursuant to the Advisory Agreement, Commonwealth was also engaged to assist the Company in raising additional debt and/or equity securities and in securing a new senior lender. In connection with the Private Placement and the Winfield Transaction, Commonwealth received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses, which were recorded as deferred financing costs and are being amortized over the term of the Placement Notes and Winfield Notes. Also as a result of the Private Placement and the Winfield Transaction, the Company issued additional Advisory Warrants to Commonwealth to acquire a total of 6,820,900 shares of common stock at an exercise price of $0.01 per share. These warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs and are being amortized over the term of the Placement Notes and Winfield Notes. The Company received $775,000 in new investments from the Second Closing on October 29, 2002. In connection with the Second Closing, Commonwealth received a 7% placement fee equaling approximately $55,000 and approximately $44,000 in expenses. The Company issued additional Advisory Warrants to Commonwealth to acquire 387,500 shares of common stock at an exercise price of $0.01 per share. Three representatives of Commonwealth now serve on the Board of Directors of the Company.

As previously reported, ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“BofA”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to BofA and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay BofA in full (see Note C). In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million, which was expensed immediately as a reduction of the gain on liability restructuring (see Note C). After considering the repayment of BofA, and the payment of fees and expenses, the Company received net proceeds of approximately $2.7 million (excluding the Second Closing), which will be used for working capital purposes.

Prior to these transactions, the Company had 9,204,824 shares of common stock issued and outstanding, and 30,000,000 shares were authorized pursuant to its Restated Certificate of Incorporation. On August 26, 2002, the Company obtained shareholder approval to increase the amount of authorized common stock under its Restated Certificate of Incorporation to 150 million. ComVest owns approximately 61% of the Company’s common stock and is the holder of a Placement Note in the amount of $3,166,750. Michael S. Falk, Keith Rosenbloom and Travis Lee Provow, each of whom is a director of the Company, are managers of ComVest. Michael S. Falk is Chairman and Chief Executive Officer of Commonwealth. Commonwealth is an affiliate of ComVest and the placement agent (the “Placement Agent”) for the Private Placement and the Winfield Transaction. Keith Rosenbloom, Harold Blue, T. Lee Provow and Michael S. Falk are directors of Commonwealth Associates Management Company, Inc., which is the general partner of the Placement Agent. Michael S. Falk, T. Lee Provow, and Keith Rosenbloom are also directors of Comdial. Nickolas A. Branica, the Company’s chief executive officer and a director, beneficially owns approximately 15% of the Company’s common stock and is the holder of a Placement Note in the amount of $433,350.

As a result of its immediate convertibility into shares of common stock, the issuance of the Bridge Notes required shareholder approval under the corporate governance requirements of Nasdaq’s Marketplace Rules. The failure to obtain shareholder approval prior to the issuance of the Bridge Notes resulted in the Company’s shares being delisted from the Nasdaq SmallCap Market®. The Company is attempting to have its common stock quoted on the NASD’s OTC-BB. NASDAQ determined that the Company was not eligible for immediate listing on the OTC-BB because part of the delisting order related to public interest concerns. As of September 30, 2002, the Company’s stock trades on the “pink-sheets.” The application to be quoted on the OTC-BB must be filed by one or more broker-dealers and the Company must meet certain requirements, including that its filings under the Exchange Act must be current. Certain broker-dealers have applied with the NASD to have the Company’s common stock quoted on NASD’s OTC-BB; however, to date, the Company has not been granted the right to be quoted on the OTC-BB. There can be no assurance that the Company’s stock will be quoted on the NASD’s OTC-BB in the future, in which case the Company’s stock will continue to trade through the pink-sheets.

NOTE C.      DEBT RESTRUCTURING

In the first quarter of 2002, the Company reached agreements with certain vendors and other creditors to forgive $3.8 million in current non-bank obligations, net of fees payable to the debt management firm that the Company hired to assist with these efforts. These liabilities included amounts owed to a former distributor of the Company’s products, several component parts suppliers and a seller of industrial equipment. The gains on forgiveness of $1.8 million were recognized during the three months ended March 31, 2002 and are reported as miscellaneous income in the accompanying consolidated statements of operations. Additional agreements with vendors were made during the third quarter and the related gains on forgiveness of $0.2 million are reported as miscellaneous income in the accompanying consolidated statements of operations.

In July 2000, the Company froze its non-qualified pension plan, the Retirement Benefit Restoration Plan (the “Plan”), thereby eliminating any further benefit accrual by employees in the Plan. During the first quarter of 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Plan. The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June 2005, for a total aggregate payout of $0.5 million. The Agreements settled all remaining liabilities of the Company pursuant to the Plan, thus the Company terminated the Plan and recognized a gain of $1.1 million, which is included as miscellaneous income in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

Included in the non-bank obligations reduction in the first quarter of 2002 is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. No gain or loss was recognized on this transaction. As of September 30, 2002, the Company had sufficient purchase orders in process to meet its minimum commitment. Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002. As of September 30, 2002, the Company had purchase orders in process to fulfill the commitment.

On March 21, 2002, the Company and Relational Funding Corporation and its assignees (collectively “RFC”) reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.2 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide warrants to RFC to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which warrants had an estimated fair market value of approximately $0.1 million.

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1,000,000 shares of the Preferred Stock to Bank of America. The Preferred Stock could be converted at any time on a 1 to 1.5 ratio into a maximum of 1.5 million shares of Comdial common stock. This conversion ratio varied if the Company received additional debt or equity, under circumstances defined in the agreement. The conversion ratio would be reduced to as low as 1 to 0.5, or 500,000 shares of common stock in the event Comdial elected to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial had a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America had no mandatory redemption. The Preferred Stock had a 5 percent cumulative annual dividend if paid with cash ($0.5 million per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends were being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends were subject to certain demand and piggyback registration rights pursuant to a registration rights agreement, which would require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to Preferred Stock resulted in a gain of $9.0 million since the fair value of the Preferred Stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. The Preferred Stock was issued below par and the difference was recorded as a reduction of paid-in capital. As previously reported, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction in September 2002, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay Bank of America in full. The full amount of $6.5 million paid to Bank of America was accounted for as payment of the $12.7 million debt with no proceeds considered attributable to the redemption of the Preferred Stock. In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million. The net gain on the buy-out of Bank of America is approximately $5.9 million and is included as miscellaneous income in the accompanying consolidated statement of operations. The Preferred Stock continues to be authorized with the same terms as prior to the payoff.

In addition, Comvest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled.

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

The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001, which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and is being amortized over three years, the term of the lease, as a reduction of rent expense. For the three and nine months ended September 30, 2002, the Company amortized

$0.2 million and $0.5 million, respectively, as a reduction of rent expense. As of September 30, 2002, the balance of the deferred gain amounts to $0.6 million.

NOTE E.      SALE OF ARRAY ASSETS

In March 2000, the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. (“ePHONE”) related to the business of its wholly owned subsidiary, Array Telecom Corporation. Pursuant to the agreement, the Company sold certain fixed assets and products, and provided a license in certain intellectual property for a five-year term to ePHONE. The agreement also allowed ePHONE to utilize the name “Array” and provided ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company had been recognizing the gain of $1.9 million into income over a five-year period from the date of closing. Due to ePHONE filing for arbitration against the Company on October 2, 2001 and the subsequent termination of the agreement (see Note K), Comdial had ceased to recognize any amortization of the deferred gain as of September 30, 2001. However, during August 2002, the American Arbitration Association issued an award in favor of the Company requiring ePHONE to pay the Company $1.7 million; therefore, the deferred gain of $1.3 million was recognized during the third quarter of 2002 and is included as miscellaneous income in the accompanying consolidated statements of operations. Because the Company had significant uncertainties about the collectibility of the $1.7 million award from ePHONE, none of this award amount has been recognized as income in the financial statements for the three months ended September 30, 2002. On November 13, 2002, the Company entered into a settlement agreement with ePHONE in which the Company agreed to accept $1.6 million in full satisfaction of the amounts owned by ePHONE pursuant to the award. On November 13, 2002, ePHONE made an initial $1.0 million payment under the settlement, and the remaining $0.6 million is due on or before November 20, 2002; however, there can be no assurance this remaining amount will be received. In the event ePHONE fails to make timely payment of the remaining amount, Comdial shall be entitled to collect from ePHONE the full amount due pursuant to the award, plus certain costs and attorneys’ fees, less the aggregate amount that ePHONE has paid pursuant to the settlement agreement. The $1.0 million payment received on November 13, 2002 will be included as miscellaneous income in the fourth quarter of 2002.

NOTE F.      INVENTORIES

Inventories consist of the following:

In thousands	September 30, 2002	December 31, 2001

Finished goods	$3,700	$5,040
Materials and supplies	552	4,487

Total	$4,252	$9,527

The Company provides reserves to cover product obsolescence and those reserves impact gross margins. Such reserves are dependent on management’s estimates of the recoverability of costs of all inventory, which is based on, among other things, expected obsolescence of the products. Raw material obsolescence is mitigated by the commonality of component parts and finished goods and by the low level of inventory relative to sales. Also included in inventory is the estimated amount for returns not yet received as of September 30, 2002 and December 31, 2001, which totaled $0.2 million and $0.1 million, respectively.

NOTE G.      LONG - TERM DEBT

Long-term debt consists of the following:

In thousands	September 30, 2002	December 31, 2001

Revolver (1)	$—	$16,500
Term Loan (1)	—	6,404
Capital Leases (2)	1,905	3,578
Notes Payable (3)	256	947
Promissory Note (4)	—	2,079
Private Placement Notes (5)	12,542	—
Private Placement Senior Notes (6)	2,000	—

Total Debt	16,703	29,508
Less current maturities on debt	732	2,596

Total long-term debt	$15,971	$26,912

(1)	As previously reported, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction (see Note B), ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay Bank of America in full. The full amount of $6.5 million paid to Bank of America was allocated as payment of the $12.7 million debt outstanding as of September 27, 2002. In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million. The net gain on the buy-out of Bank of America is approximately $5.9 million and is included as miscellaneous income in the accompanying consolidated statement of operations.

(2)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide RFC warrants to purchase 175,000 shares of the common stock of the Company for $0.61 per share, which had an estimated fair market value of approximately $0.1 million at the date of grant.

(3)	The Company had unsecured notes payable in the amount of $0.9 million outstanding as of December 31, 2001. In March 2002, the notes were renegotiated to an outstanding balance of $0.1 million (see Note C), of which the balance remaining is $62,000 and is payable in monthly installments of approximately $12,500. In August 2002, the Company signed an unsecured note payable of $0.3 million with one of its suppliers. The balance as of September 30, 2002 is $0.2 million and is payable in monthly installments of $12,500 from October 2002 through February 2003 and $19,829 from March 2003 through August 2003. The note bears no interest.

(4)	On October 12, 2001, the Company signed a promissory note with one of its suppliers that converted $2.1 million in accounts payable owed to the supplier to a long-term note. In February 2002, this note was canceled. See Note C.

(5)	As described in Note B above, on June 21, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000, pursuant to Subscription Agreements (the “Subscription Agreements”) which provided for up to $4 million of bridge financing to the Company (the “Bridge Financing”). During the third quarter of 2002, additional proceeds of $1,750,000 were received to complete the Bridge Financing. Under the terms of the Bridge Financing, the purchasers had the right to convert 13.33% of the principal amount of their respective Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.01 per share. Because the Bridge Notes were convertible at a price less than the market price on the closing dates, they contain a beneficial conversion feature. Based on the stock prices on the various closing dates, the amounts attributed to the feature were recorded as additional paid-in capital. The debt discount ($2.3 million for the Bridge Notes issued on June 21, 2002 and $1.3 million for the Bridge Notes issued during the third quarter of 2003) was being accreted over the term of the debt, using the effective yield method. Due to the conversion of the Bridge Notes described below, the remaining debt discount was accreted as of the conversion date of September 27, 2002. This accretion of $3.5 million and $0.1 million for the three and nine months ended September 30, 2002, respectively, is included in interest expense.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.01 per share. The Company issued an aggregate of 53,320,000 shares pursuant to such conversions.

On September 27, 2002, the Company consummated a closing of approximately $12.6 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 62.7 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Placement Warrants”). The Placement Warrants, which were valued at $3.1 million using the Black Scholes method, were recorded as deferred financing costs. An aggregate of 12.5 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $1.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $0.33 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. In addition, the common stock underlying the Placement Notes and the Placement Warrants are subject to certain registration rights.

On October 29, 2002, the Company conducted a second and final closing (the “Second Closing”) under the Private Placement. The Second Closing included the issuance of $775,000 aggregate principal amount of 7% Notes, and 3,875,000 Placement Warrants. Of the Placement Warrants issued under the Second Closing, 775,000 are subject to forfeiture, on a pro rata basis, as described above.

The Placement Notes mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended by the Company for up to one year. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 12% from the original maturity date until repayment. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp.) on substantially all of the Company’s assets.

(6)	As described in Note B above, on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 5.5 million shares of common stock at an exercise price of $0.01 per share (the “Winfield Warrants”). The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes [see (5) above] and mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended by the Company for up to one year. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The Winfield Notes are senior in right of payment and security to the Placement Notes, and the underlying shares of common stock are subject to certain registration rights.

NOTE H.      POST-RETIREMENT OBLIGATIONS

The Company has a qualified pension plan that provides benefits based on years of service and an employee’s compensation during the employment period. In September, 2000, the Company froze the plan, thereby eliminating any further benefit accrual by employees. Assets of the plan are generally invested in equities and fixed income instruments.

On December 31, 2001, the market value of the plan assets exceeded projected benefit obligations (calculated using a discount rate of 7.25%) by $1.3 million. Based on preliminary projected benefit obligations, assuming the same discount rate as in 2001, but without a full actuarial update for 2002, and further assuming that asset values as of November 1, 2002 stay the same through the end of 2002, the Company estimates that the pension plan will be underfunded by approximately $4.5 million as of December 31, 2002. If the full-year 2002 investment return remains the same and there are no other changes, then the Company will have to record a liability and related other comprehensive loss item (which is a direct decrease in equity) on the balance sheet of approximately $7.0 million. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2003.

NOTE I.      EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 3,448,265 and 1,129,533 shares of common stock and warrants to purchase 80,109,102 and 0 shares of common stock for the three months ended September 30, 2002 and 2001, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive. Unexercised options to purchase 3,097,335 and 1,129,533 shares of common stock and warrants to purchase 175,000 and 0 shares of common stock for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended

In thousands, except per share data	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Basic:
Net income (loss) applicable to all shareholders	($2,128)	($2,997)	$7,955	($6,855)
Preferred stock dividend	(125)	—	(284)	—
Gain on redemption of preferred stock	1,000	—	1,000	—

Net income (loss) applicable to common stock	($1,253)	($2,997)	$8,671	($6,855)

Weighted average number of common shares outstanding during the period	25,907	9,205	14,739	9,200
Add - Deferred shares	10	10	10	10

Weighted average number of shares used in calculation of basic earnings per common share	25,917	9,215	14,749	9,210

Earnings (loss) per share before preferred stock dividend	($0.08)	($0.33)	0.54	($0.74)
Preferred stock dividend	(0.01)	—	(0.02)	—
Gain on redemption of preferred stock	0.04	—	0.07	—

Earnings (loss) per share applicable to common stock	($0.05)	($0.33)	$0.59	($0.74)

Diluted:

Net income (loss) applicable to all shareholders	($2,128)	($2,997)	$7,955	($6,855)
Preferred stock dividends	(125)	—	(284)	—
Gain on redemption of preferred stock	1,000	—	1,000	—

Net income (loss) applicable to common stock	($1,253)	($2,997)	$8,671	($6,855)

Weighted average number of shares used in calculation of basic earnings per common share	25,917	9,215	14,749	9,210
Effect of dilutive stock options	—	—	25	—
Effect of dilutive warrants	—	—	1,933	—

Weighted average number of shares used in calculation of diluted earnings per common share	25,917	9,215	16,707	9,210

Earnings (loss) per share before preferred stock dividend	($0.08)	($0.33)	0.48	($0.74)
Preferred stock dividend	(0.01)	—	(0.02)	—
Gain on redemption of preferred stock	0.04	—	0.06	—

Earnings (loss) per share applicable to common stock	($0.05)	($0.33)	$0.52	($0.74)

During the nine months ended September 30, 2002 and 2001, no stock options were exercised.

NOTE J.      SEGMENT INFORMATION

During the first nine months of 2002 and 2001, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the nine months ended September 30, 2002 and 2001.

(In thousands)	September 30, 2002	September 30, 2001

Business Segment Net Sales
Switching	$26,257	$41,774
Messaging	10,251	11,631
CTI & Other	1,256	7,853

Net sales	$37,764	$61,258

(In thousands)	September 30, 2002	September 30, 2001

Business Segment Profit
Switching	$8,563	$13,361
Messaging	3,935	6,940
CTI & Other	(79)	2,757

Gross profit	12,419	23,058
Operating expenses	20,142	29,648
Interest expense, net	6,984	2,119
Loss (gain) on sale of assets	417	(2,099)
Miscellaneous (income) expense, net	(23,079)	245

Income (loss) before income taxes	$7,955	($6,855)

NOTE K.      COMMITMENTS AND CONTINGENT LIABILITIES

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

On October 2, 2001, ePHONE Telecom, Inc. (“ePHONE”) filed for arbitration against Comdial in Washington, DC, alleging fraud in the inducement, among other things, arising from the alleged breach of an exclusive license agreement. ePHONE was seeking rescission of the agreement and a return of the full amount of $2.7 million paid to Comdial thereunder, as well as compensatory and punitive damages totaling an additional $10.0 million. Comdial filed counterclaims against ePHONE for an amount in excess of $2.0 million based on ePHONE’s failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE’s breach of the agreement and the resulting termination thereof. On August 27, 2002, the American Arbitration Association (the “AAA”) issued an award in favor of the Company. The AAA denied all claims made in the arbitration by ePHONE and ordered ePHONE to pay the Company approximately $1.7 million on the Company’s counterclaim. In addition, the AAA ruled that ePHONE is responsible for payment of all of the administrative fees and expenses of the AAA, plus the compensation of the three arbitrators who presided over the arbitration and must reimburse the Company approximately $38,000 in fees previously advanced to the AAA by the Company. On November 1, 2002, the state court in Alexandria, Virginia confirmed the award upon a motion by the Company. Because the Company had significant uncertainties about the collectibility of the $1.7 million award from ePHONE, none of this award amount has been recognized as income in the financial statements for the three months ended September 30, 2002. On November 13, 2002, the Company entered into a settlement agreement with ePHONE in which the Company agreed to accept $1.6 million in full satisfaction of the amounts owed by ePHONE pursuant to the award. On November 13, 2002, ePHONE made an initial $1.0 million payment under the settlement, and the remaining $0.6 million is due on or before November 20, 2002; however there can be no assurance this remaining amount will be received. In the event ePHONE fails to make timely payment of the remaining amount, Comdial shall be entitled to collect from ePHONE the full amount due pursuant to the award, plus certain costs and attorneys’ fees, less the aggregate amount that ePHONE has paid pursuant to the settlement agreement.

In June 2002, the Company agreed to settle a previously reported lawsuit filed against Comdial and a second defendant, Barron Communications, Inc., by Baisch & Skinner, Inc. (“Baisch”) in St. Louis County, Missouri. The Company agreed to pay Baisch $26,000 in three installments as its part of the settlement. The final installment payment was due and paid on August 9, 2002.

On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation also described in Note C. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of September 30, 2002.

On November 2, 2001, Comdial reached a settlement of a lawsuit filed against the Company by Rates Technology Inc. (“RTI”) in the Eastern District of New York alleging that certain of its products had infringed an expired patent held by RTI. The specific financial terms of the settlement are confidential, but are not material to the Company’s statement of operations. The settlement was paid in full in the first quarter of 2002.

On August 12, 2002, Rates Technology Inc. (“RTI”) filed suit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement and breach of contract. On August 22, 2002, the Company reached a settlement with RTI and the amount was paid in full during the third quarter of 2002. The specific financial terms of the settlement are confidential, but are not material to the Company’s statement of operations.

NOTE L.      RESTRUCTURING

In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. During November 2001, a third restructuring plan was announced. Reductions were made across several departments, including sales, finance, manufacturing, engineering, and technical support. As of June 30, 2002, the exit plans were complete and a total of approximately 480 employees have been terminated.

As of December 31, 2001, the Company had a remaining obligation of $0.5 million relating to the 2000 and 2001 restructurings. During the three and nine months ended September 30, 2002, the Company made cash severance payments of $0 and $0.5 million, respectively. As of September 30, 2002, the Company had no remaining obligation related to the 2000 and 2001 restructurings.

NOTE M.      RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets will be tested for impairment, and any impairment charge resulting from the initial application of SFAS No. 142 would be classified as a cumulative change in accounting principle. SFAS No. 142 is effective for companies with fiscal years beginning after December 15, 2001.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 31, 2001. In addition, the Company completed the transitional impairment test and determined that goodwill was not impaired. A reconciliation of previously reported net loss and loss per share for the three and nine months ended September 30, 2001, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Reported net income (loss)	($2,128)	($2,997)	$7,955	($6,855)
Add: Goodwill amortization, net of tax	—	423	—	1,518

Adjusted net income (loss)	($2,128)	($2,574)	$7,955	($5,337)

Basic earnings (loss) per share:
Reported net income (loss)	($0.08)	($0.33)	$0.54	($0.74)
Goodwill amortization, net of tax	—	0.05	—	0.16

Adjusted net income (loss) per share - basic	($0.08)	($0.28)	$0.54	($0.58)

Diluted earnings (loss) per share:
Reported net income (loss)	($0.08)	($0.33)	$0.48	($0.74)
Goodwill amortization, net of tax	—	0.05	—	0.16

Adjusted net income (loss) per share - diluted	($0.08)	($0.28)	$0.48	($0.58)

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

In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, and implementation commenced during the fourth quarter of 2000. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. During November 2001, a third restructuring plan was announced. Reductions were made across several departments, including sales, finance, manufacturing, engineering, and technical support. As of June 30, 2002, the exit plans were complete and a total of approximately 480 employees have been terminated.

Comdial is a Delaware corporation based in Sarasota, Florida.

Recent Developments

Bridge Financing

As previously disclosed in the Company’s Reports on Form 8-K dated July 5, 2002, July 24, 2002, August 27, 2002, September 20, 2002 and October 2, 2002, the Company conducted closings on its private placement of 7% senior subordinated secured convertible promissor–y notes (the “Bridge Notes”) in the aggregate principal amount of $4,000,000 (the “Bridge Financing”). Net proceeds from the Bridge Financing after payment of legal, accounting and related expenses were approximately $3,470,000. The board of directors obtained a fairness opinion from the investment banking firm of Raymond James & Associates, Inc. in connection with the Bridge Financing.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes into shares of common stock at a conversion price of $0.01 per share. The Company issued an aggregate of 53,320,000 shares pursuant to such conversions.

Private Placement

On September 27, 2002, the Company consummated a closing of approximately $12.6 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 62.7 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Placement Warrants”). An aggregate of 12.5 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $1.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $0.33 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. In addition, the common stock underlying the Placement Notes and the Placement Warrants are subject to certain registration rights.

On October 29, 2002, the Company conducted a second and final closing (the “Second Closing”) under the Private Placement. The Second Closing included the issuance of $775,000 aggregate principal amount of 7% Notes, and 3,875,000 Placement Warrants. Of the Placement Warrants issued under the Second Closing, 775,000 are subject to forfeiture, on a pro rata basis, as described above.

The Company received $775,000 in new investments from the Second Closing. In connection with the Second Closing, Commonwealth Associates, L.P. (“Commonwealth”) received a 7% placement fee equaling approximately $55,000 and approximately $44,000 in expenses. Pursuant to the terms of the previously disclosed placement agency agreement between the Company and Commonwealth, the Company issued warrants to Commonwealth to acquire 387,500 shares of common stock at an exercise price of $0.01 per share. The net proceeds of the Second Closing were approximately $662,000, which will be used for working capital purposes.

Winfield Transaction

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 5.5 million shares of common stock at an exercise price of $0.01 per share (the “Winfield Warrants”). The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes. The Winfield Notes are senior in right of payment and security to the Placement Notes, and the underlying shares of common stock are subject to certain registration rights.

The Company received approximately $11.1 million in new investments in the Private Placement and the Winfield Transaction. In connection with the Private Placement (including the conversion of the Bridge Notes) and the Winfield Transaction, Commonwealth received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses. The net proceeds of the Private Placement and the Winfield Transaction was approximately $9.7 million.

Debt Restructuring

As previously reported, ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“BofA”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to BofA and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay BofA in full. In connection with this debt restructuring, Commonwealth received an advisory fee of $500,000. Following the repayment of BofA, and the payment of fees and expenses, the Company received net proceeds of approximately $2.7 million, which will be used for working capital purposes.

In addition, Comvest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled.

Advisory Agreement

As previously reported, on June 7, 2002, Comdial entered into an advisory agreement (the “Advisory Agreement”) with Commonwealth Associates, L.P. (“Commonwealth”) pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of our outstanding indebtedness to our senior bank lender (the “Debt Restructuring”). Commonwealth received 250,000 shares of the Company’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 2,257,268 shares of common stock (representing 5% of Comdial’s then outstanding fully-diluted capital stock) with an exercise price of $0.01 per share, upon the closing of the Bridge Financing on June 21, 2002. The Advisory Warrants are exercisable through June 21, 2007.

Commonwealth received additional Advisory Warrants of 1,146,934 as Comdial received additional proceeds of $1,750,000 from the Bridge Financing during the third quarter. Commonwealth also received a cash fee of $0.5 million upon completion of the Debt Restructuring, as described above.

Pursuant to the Advisory Agreement, Commonwealth was also engaged to assist the Company in raising additional debt and/or equity securities and in securing a new senior lender. In connection with the Private Placement and the Winfield Transaction, Commonwealth received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses. Also as a result of the Private Placement and the Winfield Transaction, the Company issued warrants to Commonwealth to acquire 6,270,900 and 550,000 shares, respectively, of common stock at an exercise price of $0.01 per share.

The Company received $775,000 in new investments from the Second Closing on October 29, 2002. In connection with the Second Closing, Commonwealth received a 7% placement fee equaling approximately $55,000 and approximately $44,000 in expenses. The Company issued warrants to Commonwealth to acquire 387,500 shares of common stock at an exercise price of $0.01 per share.

Changes in the Board of Directors

In connection with the Bridge Financing, ComVest received the right to designate a majority of Comdial’s board of directors (the “Board”), which was then comprised of four members. ComVest initially designated Travis Lee Provow and Joseph Wynne to fill the vacancies left by the resignations of David P. Berg and Robert P. Collins. On August 13, 2002, ComVest’s third designee, Keith Rosenbloom, was appointed to the Board.

On October 3, 2002, Michael S. Falk was named to the Company’s Board of Directors, and Travis Lee Provow was named Chairman of the Board, replacing Nickolas A. Branica, the Company’s CEO who was serving as interim Chairman and who will remain on the Board as a director. On such date, Edwin W. Cooperman was appointed to be a director of the Company and Joseph P. Wynne resigned from the Board. Currently, the Board is comprised of six members, three of which were designated by ComVest.

Increase in Authorized Capital

On September 27, 2002 but effective November 7, 2002, the Board and the holders of a majority of the outstanding shares of common stock approved an increase in the Company’s authorized shares of common stock to 500,000,000 in order to reserve a sufficient number of shares to provide for conversion of the Placement Notes and the Winfield Note, assuming a minimum conversion price of $.05.

Change in Control of the Company

As a result of the issuances of securities in connection with the financings described above and the change in the majority of the members of the board of directors, there has been a change in control of the Company.

ComVest owns approximately 61% of the Company’s common stock and is the holder of a Placement Note in the amount of $3,166,750. Michael S. Falk, Keith Rosenbloom and Travis Lee Provow are managers of ComVest. Michael S. Falk is Chairman and Chief Executive Officer of Commonwealth. Commonwealth is an affiliate of ComVest and the placement agent (the “Placement Agent”) for the Private Placement and the Winfield Transaction. Keith Rosenbloom, Harold Blue, T. Lee Provow and Michael S. Falk are directors of Commonwealth Associates Management Company, Inc., which is the general partner of the Placement Agent. Michael S. Falk, T. Lee Provow, and Keith Rosenbloom are also directors of Comdial.

Nickolas A. Branica, the Company’s chief executive officer and a director, beneficially owns approximately 15% of the Company’s common stock and is the holder of a Placement Note in the amount of $433,350.

Revenue and Earnings:

Third Quarter 2002 vs. 2001

Comdial’s net sales decreased by 45% for the third quarter of 2002 to $12.5 million, compared with $22.9 million in the third quarter of 2001. The primary factors in the decrease of sales were the overall market contraction and the elimination of the Company’s Avalon product line that targeted the assisted living market. In addition, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners. The problem is currently being addressed and is expected to be resolved during the fourth quarter. However, there is a risk that such production issues could continue.

Gross profit decreased by 53% for the third quarter of 2002 to $3.4 million, compared with $7.3 million in the third quarter of 2001. Gross profit, as a percentage of sales, decreased from 32% for the third quarter of 2001 to 28% for the same period of 2002. During the third quarter of 2002, the Company charged $0.4 million to cost of sales for inventory obsolescence and $0.6 million to cost of sales resulting from physical inventory discrepancies.

Selling, general and administrative expenses (“SG&A”) decreased for the third quarter of 2002 by 30% to $5.0 million, compared with $7.2 million in the third quarter of 2001. This decrease primarily resulted from downsizing the work force and more closely controlling costs. SG&A expenses, as a percentage of sales, increased to 40% for the third quarter of 2002 compared with 31% for the same period of 2001. This increase primarily resulted from the decrease in net sales described above.

Engineering, research and development expenses for the third quarter of 2002 decreased by 24% to $1.2 million, compared with $1.5 million for the third quarter of 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales, increased to 9% for the third quarter of 2002 compared with 7% for the third quarter of 2001, primarily due to the decrease in net sales described above.

In connection with the Bridge Financing described in Note B, warrants to purchase 1,500,000 shares of common stock were issued to two executive officers of the Company. The warrants are exercisable at $0.01 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date.

Interest expense increased for the third quarter of 2002 by 597% to $5.8 million, compared with $0.8 million in the third quarter of 2001. This was primarily due to the amortization of the deferred financing costs and the accretion of the discount on the bridge notes (see Note B), offset by lower levels of debt during 2002 due primarily to the March 2002 restructuring with Bank of America (see Note C).

Miscellaneous income increased to $7.0 million for the third quarter of 2002,compared with $0.1 million for the third quarter of 2001, primarily related to the gain on the extinguishment of the outstanding indebtedness owed by the Company to Bank of America and the redemption of the 1 million shares of Preferred Stock held by Bank of America (see Note C). In addition, the Company recognized a previously deferred gain on the sale of Array assets of $1.3 million (see Note E).

The net loss decreased for the third quarter of 2002 to $2.1 million, compared with a net loss of $3.0 million for the same period in 2001. This decrease was primarily attributable to lower selling, general and administrative expenses for the quarter and the increase in miscellaneous income, offset by the reduction in sales and related gross profit.

First Nine Months of 2002 vs 2001

Comdial’s net sales decreased by 38% for the first nine months of 2002 to $37.8 million, compared with $61.3 million in the first nine months of 2001. The primary factors in the decrease of sales were the overall market contraction and the elimination of the Company’s Avalon product line that targeted the assisted living market. In addition, during the second quarter of 2002, the Company experienced difficulties in fulfilling product orders as a result of production backlogs with its outsourced manufacturers. The production issues related to product quality at its Asian manufacturer that caused an inability to fulfill orders, as described in the Company’s first quarter 10-Q, have been resolved. During the third quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners. The problem is currently being addressed and is expected to be resolved during the fourth quarter. However, there is a risk that such production issues could continue.

Gross profit decreased by 46% for the first nine months of 2002 to $12.4 million, compared with $23.1 million in the first nine months of 2001 primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, decreased from 38% for the first nine months of 2001 to 33% for the same period of 2002. This decrease is primarily due to the Company initiating certain promotional pricing for its DX-80 voice mail product during the first quarter of 2002 to stimulate sales, a general lowering of prices to compete in the marketplace combined with the higher cost of the remaining in-house production that was not outsourced until July 2002. During the third quarter of 2002, the Company charged $0.4 million to cost of sales for inventory obsolescence and $0.6 million to cost of sales resulting from physical inventory discrepancies.

Selling, general and administrative expenses (“SG&A”) decreased for the first nine months of 2002 by 32% to $15.4 million, compared with $22.6 million in the first nine months of 2001. This decrease primarily resulted from downsizing the work force and more closely controlling costs. SG&A expenses, as a percentage of sales, increased to 41% for the first nine months of 2002 compared with 37% for the same period of 2001. This increase primarily resulted from the decrease in net sales described above.

Engineering, research and development expenses for the first nine months of 2002 decreased by 19% to $4.2 million, compared with $5.2 million for the first nine months of 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales, increased to 11% for the first nine months of 2002 compared with 9% for the first nine months of 2001, primarily due to the decrease in net sales described above.

In connection with the Bridge Financing described in Note B, warrants to purchase 1,500,000 shares of common stock were issued to two executive officers of the Company. The warrants are exercisable at $0.01 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date. In addition, Commonwealth received 250,000 shares of the Company’s common stock upon signing of the Advisory Agreement on June 7, 2002. Expense of $0.1 million was recorded based on the stock price on that date.

Interest expense increased for the first nine months of 2002 by 230% to $7.0 million, compared with $2.1 million in the first nine months of 2001. This was primarily due to the amortization of the deferred financing costs and the accretion of the discount on the bridge notes (see Note B), offset by lower levels of debt during 2002 due primarily to the March 2002 restructuring with Bank of America (see Note C).

Miscellaneous income increased to $23.1 million for the first nine months of 2002 from a net expense of $0.2 million for the first nine months of 2001. This increase relates primarily to the debt restructuring, including agreements reached with Bank of America, Relational Funding Corporation and its assignees, and certain other vendors and creditors. In addition, the Company terminated the Retirement Benefit Restoration Plan and other postretirement benefits. See Note C for additional description on the agreements and related gain. The increase also relates to the gain on the sale of an equity investment in a third party company that had been written down due to impaired value in 2000. In addition, the Company recognized a gain on the extinguishment of the outstanding indebtedness owed by the Company to Bank of America and the redemption of the 1 million shares of Preferred Stock held by Bank of America (see Note C). The Company also recognized a previously deferred gain on the sale of Array assets of $1.3 million (see Note E).

The net income increased for the first nine months of 2002 to $8.0 million, compared with a net loss of $6.9 million for the same period in 2001. This increase was primarily attributable to lower selling, general and administrative expenses and the gain on debt restructuring, offset by the reduction in sales and related gross profit.

Liquidity and Capital Resources:

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	September 30, 2002	December 31, 2001
		(restated)

	(In Thousands)
Cash and cash equivalents	$2,810	$1,239
Current maturities of debt	732	2,596
Working capital	9,642	2,450

The Company believes its current cash levels and cash flows from operations will be adequate to fund operations and meet its debt service requirements for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will need to seek additional financing. There can be no assurance that additional funding will be available when required or on terms acceptable to the Company. If such additional financing is not available to the Company when required, it could have a material adverse effect on the Company’s financial condition and results of operations.

As of September 30, 2002, the Company’s cash and cash equivalents were higher than December 31, 2001 by $1.6 million and working capital improved by $7.2 million due primarily to the private placement financing (see Note B).

Inventories decreased by $5.3 million compared with December 31, 2001. Of the decrease, $2.1 million relates to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. In addition, as the Company completely transitioned to outsourcing its manufacturing operation, the overall inventory levels were reduced as Comdial no longer requires raw materials and components for production purposes.

During the third quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners. The problem is currently being addressed and is expected to be resolved during the fourth quarter. However, there is a risk that production issues could continue through the first quarter of 2003.

OTHER FINANCIAL INFORMATION

During the three and nine months ended September 30, 2002 and 2001, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

RECENT PRONOUNCEMENTS

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company realized an increase in pre-tax income of $0.4 and $1.2 million during the three and nine months ended September 30, 2002, respectively, due to the cessation of amortization on the goodwill. See Note M.

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

NASDAQ DELISTING

The Company’s common stock was delisted from the Nasdaq SmallCap Market on August 7, 2002.The Company had received a letter from Nasdaq on August 6, 2002 that explained Nasdaq’s decision. The letter stated that the decision to delist the Company’s stock was made principally due to the Company’s failure to obtain either shareholder approval prior to closing of the Bridge Financing transaction or permission from Nasdaq to proceed with the transaction in the absence of such approval. The Bridge Financing transaction resulted in the issuance of promissory notes to ComVest and Mr. Branica that are convertible into common stock substantially in excess of the threshold ownership levels permitted without shareholder approval under the applicable NASDAQ rules. The Company is attempting to have its common stock quoted on the NASD’s OTC-BB. NASDAQ determined that the Company was not eligible for immediate listing on the OTC-BB because part of the delisting order related to public interest concerns. Accordingly, the Company’s stock currently trades on the “pink-sheets.”The application to be quoted on the OTC-BB must be filed by one or more broker-dealers and the Company must meet certain requirements, including that its filings under the Exchange Act must be current. Certain broker-dealers have applied with the NASD to have the Company’s common stock quoted on NASD’s OTC-BB; however, to date, the Company has not been granted the right to be quoted on the OTC-BB. There can be no assurance that the Company’s stock will be quoted on the NASD’s OTC-BB in the future, in which case the Company’s stock will continue to trade through the pink-sheets.

OUTSOURCING RISKS

During 2002, Comdial outsourced all of its manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States. Outsourcing carries certain risks which include, but may not be limited to: the financial solvency, labor concerns and general business condition of Comdial’s outsourcing contractors, political, legal and economic conditions, language and cultural barriers transportation problems, including, but not limited to, labor unrest, acts of terrorism affecting shippers, trade barriers, currency fluctuations and changes in regulatory requirements related to foreign locations, risks of fire, flood or acts of God affecting manufacturing facilities and Comdial’s ability to meet its financial obligations to our outsourcing contractors. As an example of the foregoing, the Company was adversely affected by the recently concluded port strike that resulted in the temporary closure of certain ports on the West Coast of the United States. In addition, Comdial’s outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to the

Company’s dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of its outsourcing contractors could have a material adverse effect on Comdial’s business and financial results.

During the third quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners. The problem is currently being addressed and is expected to be resolved during the fourth quarter. However, there is a risk that production issues could continue through the first quarter of 2003.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d–14(c)) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note K of the Condensed Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 2.	Changes in Securities

On August 26, 2002, at the Company’s special meeting of shareholders, the Company received shareholder approval to amend and restate the Company’s Certificate of Incorporation to increase the authorized number of shares of capital stock from 32,000,000 to 152,000,000 shares, consisting of 150,000,000 shares of common stock and 2,000,000 shares of preferred stock. On September 27, 2002 but effective November 7, 2002, the Board and the holders of a majority of the outstanding shares of common stock approved an increase in the Company’s authorized shares of common stock to 500,000,000 in order to reserve a sufficient number of shares to provide for conversion of the Placement Notes and the Winfield Note, assuming a minimum conversion price of $.05.

On August 15, September 9, September 25, and September 26, 2002, the Company closed on additional sales of $475,000, $475,000, $25,000, and $25,000, respectively, to complete the Bridge Note financings, which commenced on June 21, 2002. These financings, together with the previously disclosed bridge financings of $3,000,000, which closed on June 21 and July 12, 2002, brought the total bridge financings to $4,000,000. On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes into shares of common stock at a conversion price of $0.01 per share. The Company issued an aggregate of 53,320,000 shares pursuant to such conversions.

On September 27, 2002 and October 29, 2002, the Company consummated a closing of approximately $12.5 million and $775,000, respectively, under the private placement. This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 62.7 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Placement Warrants”). An aggregate of 12.5 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $1.00 for 20 consecutive trading days. The initial convertible price of the Placement Notes is $0.33 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults.

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 5.5 million shares of common stock at an exercise price of $0.01 per share (the “Winfield Warrants”). The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes.

Pursuant to the terms of the previously disclosed advisory agreement between the Company and Commonwealth Associates, LP (“Commonwealth”), and as a result of the closings of the Bridge Notes and the Private Placement, the Company issued warrants to Commonwealth to acquire 3,404,202 shares of common stock at an exercise price of $0.01 per shares. Pursuant to the terms of a placement agency agreement and as a result of the Private Placement and the Winfield Transaction the Company issued warrants to Commonwealth to acquire 6,270,900 and 550,000 shares, respectively, of common stock at an exercise price of $0.01 per share.

As previously reported, ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“BofA”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to BofA and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay BofA in full.

The issuances described above were intended to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

ITEM 4.	Submission Matters to a Vote of Security Holders

On August 26, 2002, at the Company’s special meeting of shareholders held at its corporate headquarters in Sarasota, Florida, the Company received shareholder approval for all of the proposals presented. Of a total of 27,041,434 outstanding shares of common stock of the Company as of the record date of July 19, 2002, 25,351,813 shares (93.7% of the number outstanding) were represented at the meeting by proxy, including 281,271 shares that were voted by proxies submitted by shareholders at the meeting. 1,689,621 shares were not represented at the meeting.

The shares voted regarding Proposal No. 1, to approve an amendment to the Company’s Restated Certificate of Incorporation authorizing the issuance of up to 150 million shares of common stock (from 30 million under the prior authorization) were as follows:

For	23,945,995
Against	1,381,762
Abstain	24,056

Proposal No. 2, to approve an amendment to the Company’s Restated Certificate of Incorporation authorizing the Board of Directors of the Company at its discretion to effect a reverse stock split in the ratio of one-for-five (1:5), one-for-seven (1:7), one-for-ten (1:10) or one-for-fifteen (1:15), was also passed. Each of the foregoing ratios was presented as a separate proposal and voted on separately as items 2a, 2b, 2c and 2d, respectively. In addition, item 2e proposed authorization for the Board to abandon any reverse stock split if warranted in the Board’s discretion. The shares voted regarding Proposal No. 2 were as follows:

	2a	2b	2c	2d	2e
For	24,522,525	24,446,317	24,560,006	24,460,987	24,732,266
Against	603,184	667,393	615,900	436,726	446,494
Abstain	160,425	174,424	172,907	172,829	107,434

The shares voted regarding Proposal No. 3, to approve an amendment to the Company’s Restated Certificate of Incorporation permitting shareholder action to be taken by written consent without a meeting were as follows:

For	19,907,524
Against	455,941
Abstain	254,350
Broker non-votes	4,733,998

The shares voted regarding Proposal No. 4, to approve an amendment to the Company’s Restated Certificate of Incorporation providing for approval by majority vote of all actions submitted to shareholders other than the election of directors, which requires a plurality under Delaware law were as follows:

For	20,030,824
Against	558,048
Abstain	28,493
Broker non-votes	4,733,998

The shares voted regarding Proposal No. 5, to approve the adoption of the Company’s proposed 2002 Employee and Non-Employee Director Stock Incentive Plan were as follows:

For	18,937,607
Against	1,644,301
Abstain	35,907
Broker non-votes	4,733,998

The shares voted regarding Proposal No. 6, to ratify the Company’s bridge financing private placement that was initially closed on June 21, 2002 were as follows:

For	19,464,634
Against	1,093,565
Abstain	59,616
Broker non-votes	4,733,998

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits included herein:

(3)	Articles of incorporation and bylaws:

3.1	Form of Amended and Restated Certificate of Incorporation filed on August 27, 2002

3.2	Form of Amended and Restated Certificate of Incorporation filed on November 7, 2002

(4)	Instruments defining the rights of security holders:

4.1	Form of Subscription Agreement (Exhibit 4.1 to Registrant’s Form 8-K filed On October 1, 2002)*

4.2	Form of 7% Senior Subordinated Secured Convertible Note (Exhibit 4.2 to Registrant’s Form 8-K filed on October 1, 2002)*

4.3	Form of Warrant (Exhibit 4.3 to Registrant’s Form 8-K filed on October 1, 2002)*

4.4	Form of Warrant, with forfeiture provision (Exhibit 4.4 to Registrant’s Form 8-K filed on October 1, 2002)*

4.5	General Security Agreement (Exhibit 4.5 to Registrant’s Form 8-K filed on October 1, 2002)*

4.6	Form of Winfield Subscription Agreement (Exhibit 4.6 to Registrant’s Form 8-K filed on October 1, 2002)*

4.7	Form of Winfield 12% Senior Subordinated Secured Convertible Note (Exhibit 4.7 to Registrant’s Form 8-K filed on October 1, 2002)*

4.8	Form of Winfield Warrant (Exhibit 4.8 to Registrant’s Form 8-K filed on October 1, 2002)*

4.9	Winfield General Security Agreement (Exhibit 4.9 to Registrant’s Form 8-K filed on October 1, 2002)*

4.10	Form of Advisory Warrant (Exhibit 4.10 to Registrant’s Form 8-K filed on October 1, 2002)*

* incorporated by reference herein.

(99)	Additional Exhibits:

99.1	Certification of Nickolas A. Branica, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Paul K. Suijk, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Nickolas A. Branica, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Paul K. Suijk, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 5, 2002, the Company filed a report on Form 8-K disclosing the terms of the bridge financing, with the initial closing held on June 21, 2002.

On July 24, 2002, the Company filed a report on Form 8-K disclosing an additional sale of Bridge Notes in connection with the bridge financing.

On August 1, 2002, the Company filed a report on Form 8-K disclosing its receipt of and response to a Staff Determination Letter regarding its listing on the SmallCap Market, as a result of the Company’s non-compliance with Nasdaq Marketplace Rules, requiring shareholder approval prior to commencement of the private placement.

On August 7, 2002, the Company filed a report on Form 8-K disclosing that it was advised that the Listing Qualifications Panel rendered its decision to delist the Company’s securities from the Nasdaq Stock Market, effective August 7, 2002.

On August 27, 2002, the Company filed a report on Form 8-K disclosing an additional sale of Bridge Notes in connection with the bridge financing, the settlement of a patent infringement claim, and the results of the shareholder meeting held on August 26, 2002.

On September 5, 2002, the Company filed a report on Form 8-K, disclosing the decision by the American Arbitration Association in the arbitration between the Company and ePHONE Telecom, Inc. (“ePHONE”), whereby ePHONE was ordered to pay the Company $1,730,903 on the Company’s counterclaim.

On September 19, 2002, the Company filed a report on Form 8-K disclosing an additional sale of Bridge Notes in connection with the bridge financing.

Items not listed if not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comdial Corporation (Registrant)
By:	/s/ NICKOLAS A. BRANICA

Nickolas A. Branica President and Chief Executive Officer

By:	/s/ PAUL K. SUIJK

Paul K. Suijk Senior Vice President and Chief Financial Officer Date: November 14, 2002