Form 10-Q/A
period 2002-09-30
COMDIAL CORP
filed 2003-03-13
CIK 230131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The shares voted regarding Proposal No. 6, to ratify the Company’s bridge financing private placement that was initially closed on June 21, 2002 were as follows:

For	19,464,634
Against	1,093,565
Abstain	59,616
Broker non-votes	4,733,998

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits included herein:

(3)	Articles of incorporation and bylaws:

3.1	Form of Amended and Restated Certificate of Incorporation filed on August 27, 2002

3.2	Form of Amended and Restated Certificate of Incorporation filed on November 7, 2002

(4)	Instruments defining the rights of security holders:

4.1	Form of Subscription Agreement (Exhibit 4.1 to Registrant’s Form 8-K filed On October 1, 2002)*

4.2	Form of 7% Senior Subordinated Secured Convertible Note (Exhibit 4.2 to Registrant’s Form 8-K filed on October 1, 2002)*

4.3	Form of Warrant (Exhibit 4.3 to Registrant’s Form 8-K filed on October 1, 2002)*

4.4	Form of Warrant, with forfeiture provision (Exhibit 4.4 to Registrant’s Form 8-K filed on October 1, 2002)*

4.5	General Security Agreement (Exhibit 4.5 to Registrant’s Form 8-K filed on October 1, 2002)*

4.6	Form of Winfield Subscription Agreement (Exhibit 4.6 to Registrant’s Form 8-K filed on October 1, 2002)*

4.7	Form of Winfield 12% Senior Subordinated Secured Convertible Note (Exhibit 4.7 to Registrant’s Form 8-K filed on October 1, 2002)*

4.8	Form of Winfield Warrant (Exhibit 4.8 to Registrant’s Form 8-K filed on October 1, 2002)*

4.9	Winfield General Security Agreement (Exhibit 4.9 to Registrant’s Form 8-K filed on October 1, 2002)*

4.10	Form of Advisory Warrant (Exhibit 4.10 to Registrant’s Form 8-K filed on October 1, 2002)*

* incorporated by reference herein.

(99)	Additional Exhibits:

99.1	Certification of Nickolas A. Branica, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kenneth M. Clinebell, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

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

Comdial Corporation (Registrant)
By:	/s/ NICKOLAS A. BRANICA

Nickolas A. Branica President and Chief Executive Officer

By:	/s/ KENNETH M. CLINEBELL

Kenneth M. Clinebell Senior Vice President and Chief Financial Officer Date: March 13, 2003

CERTIFICATIONS

         In connection with the Quarterly Report on Form 10-Q of Comdial Corporation (the “Company”) for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Nickolas A. Branica, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

         (1)      I have reviewed this quarterly report on Form 10-Q of Comdial Corporation;

         (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3)      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report; and

         (4)      The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5)      The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

         (6)      The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 13, 2003	By:	/s/ NICKOLAS A. BRANICA

Nickolas A. Branica President and Chief Executive Officer

CERTIFICATIONS

         In connection with the Quarterly Report on Form 10-Q of Comdial Corporation (the “Company”) for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

         (1)      I have reviewed this quarterly report on Form 10-Q of Comdial Corporation;

         (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3)      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report; and

         (4)      The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5)      The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

         (6)      The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 13, 2003	By:	/s/ KENNETH M. CLINEBELL

Kenneth M. Clinebell Senior Vice President and Chief Financial Officer