Form 10-K
period 2002-12-31
COMDIAL CORP
filed 2003-03-27
CIK 230131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 0-9023

COMDIAL CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF (INCORPORATION OR ORGANIZATION)	94-2443673 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

106 CATTLEMEN ROAD SARASOTA, FLORIDA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	34232 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (941)554-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF CLASS COMMON STOCK (PAR VALUE $0.01 EACH)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2003, was approximately $4,682,985 (See Item 5). The number of shares of Common Stock outstanding as of March 13, 2003, was 8,514,518.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Comdial’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference under Part I, Item 5 and Part III of this Form 10-K. Portions of Comdial’s Schedule 14C definitive information statement dated October 22, 2002 and Comdial’s Schedule 14C definitive information statement dated December 6, 2002, are incorporated by reference under Part I, Item 4 of this Form 10-K.

PART I

ITEM 1.         BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Comdial (the “Company”) is a Delaware corporation based in Sarasota, Florida. Comdial was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982 when it acquired General Dynamics Telephone Systems Center, Inc. (formerly known as Stromberg-Carlson Telephone Systems, Inc.), a wholly owned subsidiary of General Dynamics Corporation. Comdial’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “CMDZ”.

Comdial(R) designs and markets sophisticated voice communications solutions for small to mid-sized offices. Comdial’s products consist of business telephone systems, unified and voice messaging, call processing, and computer telephony integration solutions. Comdial currently has an installed base of approximately 375,000 telephone systems, 4 million telephones and 80,000 messaging systems.

As part of our restructuring program, we have outsourced substantially all of our manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States.

Industry Background

Comdial’s primary business and product offerings fall into three categories: (1) voice switching systems, (2) voice messaging systems, and (3) computer telephony integration (“CTI”) applications that incorporate voice messaging and voice processing products with advanced computer technologies and/or Internet applications. All of these businesses are focused on small- to medium-sized offices, are highly competitive and are influenced by trends and events in technology, regulation and the general economy.

Voice Switching Systems

Comdial produces and markets digital voice switching systems known as key/hybrid systems. Historically, voice-switching systems were categorized as either key/hybrid systems or Private Branch Exchanges (“PBXs”). Key/hybrid systems are typically purchased by small- to medium-sized offices of small to large organizations with 3 to 500 employees per location or branch office, while larger businesses with more than 500 employees in one location typically purchase PBXs. However, design advances in key/hybrid systems and PBXs in recent years have blurred the distinction between the two systems. As key/hybrid systems continue to evolve, they increasingly encroach on the domain of the traditional PBXs, and vice versa.

A basic business telephone system consists of: (a) a central switching unit, (b) telephone instruments, (c) associated wiring and connection hardware, (d) system software, and (e) adjunct devices such as facsimile machines and voice processing systems. Voice switching systems are measured in terms of “ports”. A port is an access point on the switch to an outside trunk or terminal device. Examples of terminal devices include telephones, facsimile machines, modems, and voice mail ports. Examples of trunks include standard business lines and digital lines such as ISDN and T-1, as well as other types of circuits provided by a telephone company or an alternative service provider. With the proliferation of modems, facsimile machines, and voice mail systems, the demand for port capacity in key/hybrid systems has grown.

Due to the voice and data convergence phenomenon, data access to Internet Protocol (IP) networks and the Internet as a type of access point is becoming increasingly important in voice switching systems. As part of this technology change the emergence of IP-based terminal devices such as IP telephones are becoming an important component in the Company’s product portfolio. Data access points are available for trunks, terminal devices and networking. The Company accomplishes this with an IP media board that supports voice over IP (VoIP) protocols. The Company has developed an IP telephone, which is currently manufactured by one of its outsourcing partners.

The key/hybrid segment of the voice switching market, as reported by Phillips Infotech (InfoTrack for Enterprise Communications, Third Quarter 2002 Report), was forecasted at 244,000 system shipments in 2002, representing a 3.8 percent decline from 2001. For the nine months ended September 30, 2002 actual system shipments in this segment declined by 8 percent. During this same period, Comdial key/hybrid shipments increased by 6 percent to 10,900 systems, resulting in a market share of 6.2 percent in such period—a 15 percent increase versus same year-to-date period in 2001. The Company was ranked seventh in market share behind Avaya, Panasonic Company, Inter-tel, NEC, Nortel, and Toshiba during the period. Year-end data for 2002 is not yet available.

In 2001, there were 253,000 key/hybrid system shipments industry-wide, which was off by 24.6 percent versus 2000. Comdial’s 2001 system shipments of 13,800 units remained approximately flat year over year vs. 2000. During the first six months of 2001 Comdial suffered a 12.6 percent decrease in shipments vs. 2000, however, in the second half of the year, the Company increased units shipped by 14.3 percent over the second half of 2000. In 2001, Comdial increased its market share by approximately 31.9 percent from approximately 4.1 percent to 5.5 percent and was again ranked seventh behind Avaya, Panasonic Company, Nortel, NEC, Inter-tel, and Toshiba, according to the Phillips Infotech, Enterprise Communications Fourth Quarter 2001 Report.

The domestic demand for traditional key/hybrid switching systems, as projected by Phillips Infotech, is expected to increase 3 percent, increase 1.1 percent, and decrease 9.9 percent in 2003, 2004, and 2005, respectively. Per the same firm, the key/hybrid market end-user spending is projected at approximately $1.39 billion, $1.39 billion, and $1.22 billion in 2003, 2004, and 2005, respectively.

The IP PBX switching market in terms of line shipments, a market that Comdial introduced new products to in late 2001, is expected to grow 47.8 percent, 39 percent, and 31.7 percent in 2003, 2004, and 2005, respectively. This projected growth translates into end-user spending of approximately $1.33 billion, $1.77 billion, and $2.36 billion in 2003, 2004, and 2005, respectively.

The year 2002 and 2003 projected declines in the key/hybrid and PBX markets are primarily due to the adoption of IP PBX systems. In 2001, Comdial gained market share in the key/hybrid market and started selling in the emerging IP PBX segment. The Company believes it is well positioned to compete effectively in both markets. The Company’s FX IITM product is classified as a converged IP telephony system and provides customers with the option of deploying circuit switched and/or packet switched solutions. The FX II is Comdial’s key entry to the projected high growth IP PBX market.

Voice Messaging Systems

Comdial voice processing products service a broad range of customer applications ranging in size from 2 to 64 ports. Most Comdial sales are in the 2 to 8 port range, corresponding with the needs of small to mid-size offices that are Comdial’s primary markets. iNTerchange™, in combination with Corporate Office, Comdial’s mid- market offering, and Debut®, its entry-level product, constitute a complete range of voice processing solutions.

As the market for voice processing systems has matured, a new variation known as “unified messaging” (“UM”) has evolved. UM provides a means of storing voice and fax messages along side email messages in a single location (such as the “inbox” associated with Microsoft® Outlook® in-box). UM enables a system user to play voice mail messages (using the sound capabilities of their PC) at the same time the user is picking up their email messages. The user can also annotate, store and forward voice messages in the same manner as e-mail messages. UM also allows the user to listen to voice messages via the telephone and also listen to e-mail messages via the telephone through the use of text-to-speech software. The UM “in-box” is a multimedia store for voice, fax and e-mail messages. In 1999, Comdial introduced iNTerchange, its unified messaging (UM) system combining voice mail, fax, and e-mail. Comdial’s iNTerchange UM system is available in several sizes and integrates with Microsoft Exchange and other popular e-mail servers.

In terms of voice messaging systems shipped, for the first half of 2002 (year-end 2002 figures have not yet been released), the Company was ranked seventh with 4.7 percent market share behind Avaya, Nortel, Active Voice, Panasonic, Toshiba, and 3COM. However, in the 5-8 port segment, Comdial ranked third with 14.6 percent—up from 7.9 percent in 2001. In 2001, Comdial was ranked fourth with 5.1 percent market share behind Avaya, Nortel, and Panasonic.

The voice messaging market end-user spending, according to Phillips Infotech, is estimated at $2.2 billion, down from $2.3 billion in 2001. While system shipments are expected to grow about 5 percent annually, revenue is projected to remain flat over the next three years due to lower prices.

Computer Telephony Integration Solutions

Comdial has also developed sophisticated desktop software applications designed to run in a Microsoft Windows®/Outlook environment. Examples of these applications include Impact Attendant™ , Impact Group™, and Impact Call™. All of these applications enable a PC user to visually monitor and control (transfer, hold, etc.) phone calls. The call control capabilities of these desktop applications are enabled by Comdial’s “Enterprise” CTI link and WideOpen Office®, a server based program. The market for CTI products is very diverse and difficult to quantify. Most of Comdial’s CTI sales derive from sales of the Company’s switching and/or voice messaging products.

Strategy

Comdial seeks to expand sales and profits by:

1.        Focusing on its core competencies in building feature-rich, competitively-priced business communications solutions for small to mid-sized offices;

2.        Leveraging its IP communications expertise to deliver advanced IP telephony products providing migration options for its installed base;

3.        Growing its middle-market channel by supporting it with new marketing programs;

4.        Adding recurring revenue opportunities by offering bundled solutions to users, which integrate Comdial hardware and software products with various service offerings.

Product Offerings

Comdial currently offers complete business communication solutions consisting of bundled platforms, traditional and converged switching systems, desktop and portable phones, voice and unified messaging systems, and computer telephony integration software.

Converged Telephony Platform

In 2002, Comdial introduced the Converged Telephony Platform™ package to bring about awareness of Comdial’s suite of products. This product strategy was aimed at increasing average selling prices by promoting the advantages of the FX II and Interchange solution set. The Platform combines the features of Comdial’s FX II Business Communications System, Interchange Unified Messaging, and the Impact Attendant CTI application. The Converged Telephony Platform received an Internet Telephony “2002 Product of the Year” award.

Switching

The Company’s switching products consists of its business phone systems (FX II, DX-80, DSU), telephones (SCS and Impact), and other switching-related products.

FX II Business Communications System

Introduced in the first quarter of 2001, the FX II, a rackable switch that is expandable to 560 ports, is Comdial’s most current switching platform. It can function as a key hybrid or PBX and offers more scalability and configurability than any of Comdial’s other switching platforms. The FX II is expandable to 5 cabinets. FX II supports fiber connectivity, IP networking, and IP telephones. The FX II is intended to bridge legacy circuit-switched telephony with packet-switched telephony. The rack mount design is intended to provide a more convenient installation option.

As noted above, the FX II supports fiber connectivity, which provides a fiber optic link between cabinets for installation environments that can benefit from multiple cabinets in the same application, but which may be separated by up to 2,500 meters. Typical applications for fiber connectivity are campus environments and multi-level buildings.

The FX II’s T-1 & PRI IP networking capabilities allow multiple locations to share one numbering plan and feature transparency. By utilizing the TCP-IP protocol, users are able to use less expensive carrier options like frame relay to connect their locations. The same IP connection that is used for voice can also be used for data, thus potentially providing additional cost savings. The FX II IP networking option enables the use of different voice compression algorithms to fit different user applications and bandwidth requirements.

DX-80 Small Business Phone System

Also, introduced in the first quarter of 2001, the DX-80 is a new OEM key system. At a maximum of 16 trunks and 48 digital phones, the DX-80 provides the same capacity as the DSU, but also is intended to provide a more advanced feature set (including an internal voice processing capability) at a lower cost to the end user. The lower cost of the DX-80 is intended to allow Comdial to increase sales into the traditional key system market.

DSU II Small Business Phone System

The DSU II system, originally introduced in 1990, has been the most important of Comdial’s key system offerings. In 2003, the DSU II will be gradually phased out in favor of the DX-80 and the FX II.

Phones

Comdial provides two lines of digital telephones for use with the FX and DSU II: the Impact SCS and Impact Classic. Impact SCS is the newest of these and is positioned as the premium offering. It provides advantages such as a larger screen LCD and full-duplex transmission. The SCS line is offered only to Comdial Diamond, Platinum and Gold dealers; the Classic line is available to all dealers, regardless of level. The DX-80 utilizes its own digital telephone and is also available to all dealers.

In the third quarter of 2001, Comdial released, iPrimo SCS, an IP version of the SCS digital feature phone for use with FX II. The IP phone enables remote workers to use an IP connection to an FX II switch with access to many of the same desktop features available on an SCS phone. As with IP networking, the IP phone will allow businesses to utilize their WAN data networks to carry corporate voice traffic, thereby potentially reducing costs associated with their circuit switched voice networks.

In early 2002, Comdial released its second-generation wireless phone, Scout II. The Scout II wireless office phone offers a smaller and lighter form-factor coupled with longer range when compared with prior Comdial offerings.

The Scout II wireless telephone is exclusively designed for use with Comdial business phone systems and is intended for use when a land-line phone is not unavailable. The Scout II utilizes a Digital Spread Spectrum 900MHz frequency.

Messaging

Comdial’s messaging products includes unified call processing systems (Interchange) and voice mail systems (Debut and Corporate Office).

Interchange Unified Messaging with Enhanced Customer Service

Interchange, a unified call processing system, provides voice mail, auto attendant, interactive voice response, and unified messaging and is intended for use in small to mid-sized offices. Interchange is intended to provide a communications bridge between PC networks and over 110 popular telephone systems, creating a completely integrated communications solution. When combined with a Comdial business phone system, Interchange includes Enhanced Customer Service (ECS), which provides customers with certain call center functionality at no additional cost.

Interchange’s architecture supports voice mail or unified messaging on a mailbox-by-mailbox basis. Unified messaging is intended to allow users to access and manage all their voice, fax, and email messages from the convenience of a single desktop inbox. Interchange users are able to use any telephone to listen to emails, reply to them with voice mails, and print faxes to a nearby fax machine (subject to the purchase of available options such as fax capability). Interchange’s notification feature notifies users via mobile phone or pager when messages arrive. Interchange supports local and remote email servers including Microsoft Exchange, Lotus Notes, and Novell Group Wise. For customers that use an application service provider for messaging services, Interchange enables companies to enjoy unified messaging without the added costs and maintenance of an in-house email server.

Voice Messaging Systems

Comdial offers a number of voice messaging systems such as Debut( and Corporate Office(. These products are scaleable and serve the needs of businesses from very small (2-ports) to large (64-ports). The products provide standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mailboxes. Available features include fax tone detection, IVR (interactive voice response to user touch-tone commands), and Visual Call Management (desktop tools to manage call traffic and customize an individual’s messaging environment). Comdial’s voice messaging systems are available in several form-factors including: wall-mount, floor, and rack-mount chassis.

Computer Telephony Integration (CTI)

CTI applications include a hospitality offering (Concierge), an automated call distribution system (Quick Q), and a soft-phone attendant console (Impact Attendant).

QuickQ( ACD

QuickQ is Comdial’s automatic call distribution (“ACD”) offering. Quick Q is a server based application intended to control call flow in the FX II and record call history for the purpose of producing ACD supervisor and management reports and real-time displays (on telephone LCDs and reader-boards) of call traffic.

Concierge

Concierge, introduced in 1996, is a computer telephony product designed for hospitality applications. The Concierge consists of a FX II multi-line administration telephone and special hospitality software. The FX II is linked to a computer running the Concierge application via Comdial’s Enterprise software. Concierge is intended to enable hotel personnel to administer guest check-in/check-out and other hotel activities from a PC or specially programmed Impact LCD telephones. Concierge serves hotel properties that have up to approximately 400 rooms. Additionally, Concierge is intended for integration with certain widely used third party property management systems.

Impact Attendant CTI Console

The Impact Attendant application is a Windows-based, multitasking attendant console. This application is intended to allow attendants to view the status of all calls and extensions for a business or workgroup from any desktop PC. Using a mouse or keyboard, attendants are able to initiate calls to extensions or external numbers or transfer, park, or place incoming calls on hold through the user-interface.

Product Development/New Products

Comdial currently has a number of new products and product enhancements at various phases, many of which are scheduled for release during 2003. Key product initiatives include the following:

•         Mercury, code name for Comdial’s next generation IP PBX, is intended to be a cost-effective, standards-based, pure-IP PBX platform for small and medium-sized businesses. It is intended to support both native-IP and traditional telephony, unified messaging, multimedia routing, and CTI applications. Derived from the Comdial FX II system, Mercury utilizes FX II’s functionality. This offering will be priced comparably to traditional systems.

•         Vantage, code name for Comdial’s long term next generation IP PBX platform, is intended to become the new software code base for future Comdial systems and is currently in the evaluation stage.

•         Interchange 11.1 is intended to provide cost-effective scalability for its ECS call center feature; QuickQ enhancements are intended to address open customer requests; and new contact center features are intended to enable multimedia queuing and routing.

•         Point-To-Multi Point IP networking intended to enhance Comdial’s IP networking functionality by reducing the amount of hardware required and thus lowering the cost of the system and increasing Comdial’s competitiveness.

•         DX-80 Corporate Office hard drive voice mail option is intended to improve the performance of, and add certain features to, the current offering.

•         DX-80 VoIP options are intended to facilitate entry into the low-end IP Telephony space.

•         Scout III is Comdial’s latest portable phone is intended to increase cost effectiveness.

•         On-going cost reduction plans for existing products.

Product Distribution

The majority of Comdial’s products are sold to the end-user through a network of Comdial authorized dealers. The Company has authorized dealers in every major metropolitan area in the U.S. These dealers purchase Comdial products from Comdial-authorized distributors. Use of the distributors enables Comdial to minimize receivables credit risk, sales administration and inventory. The distributors also make Comdial products widely available on a same-day or next- day basis. Comdial dealers benefit from having multiple sources from which they can obtain product on short notice, which keeps down the cost of the product to dealers and minimizes the need for dealers to maintain their own inventory.

Strategic Alliances

Comdial plans to continue to evaluate strategic alliances where it can either generate more customers or enhance its product lines and utilize its distribution power through the dealer channel.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During the fiscal years ended December 31, 2002, 2001 and 2000, substantially all of Comdial’s sales, net income (loss), and identifiable net assets were attributable to the telecommunications industry. Additional information is included in Note 14 to the consolidated financial statements.

Product Sales Information

The following table presents certain relevant information concerning Comdial’s business segments for the periods indicated:

	Years Ended December 31,

In thousands	2002	2001	2000

Business segment net sales:
Switching	$36,892	$53,511	$49,545
Messaging	13,240	15,183	28,014
CTI & Other	1,589	7,473	12,005

Net sales	$51,721	$76,167	$89,564

NARRATIVE DESCRIPTION OF BUSINESS

Products

Since 2001, Comdial has strategically changed its product portfolio to fewer product stock keeping units (SKUs). The new portfolio represents, in management’s opinion, the most efficient and scalable product lineup offered by Comdial to date. Reducing the number of similar products and focusing on increasing volume and lowering product cost, is intended to stabilize profit margins in the future. We believe this also enhances the Company’s competitive position. This strategic product shift was a key benefit of the Company’s restructuring.

Comdial offers a variety of communications products, including switching products, messaging systems, CTI solutions and other software applications. Comdial’s telecommunications products meet the requirements of three agencies: (1) the Federal Communications Commission (“FCC”), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission (“OSHA”) to produce safety standards, and (3) a nationally recognized test laboratory that performs product evaluations. Selected products are also registered with the Canadian government and are Canadian safety certified.

Sales and Marketing

Comdial markets its products through both direct and indirect channels. Indirect channels include both one-tiered and two-tier distribution. Comdial’s primary channel of distribution to U.S. and Canadian markets is through three wholesale distributors, which in turn, resell to hundreds of independent dealers.

Three supply houses collectively accounted for more than 89% of Comdial’s net sales. These are ALLTEL Supply, Inc. (“ALLTEL”), Graybar Electric Company, Inc. (“Graybar”), and Sprint North Supply, Inc. (“North Supply”). In 2002, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $10.0 million (19%), $26.1 million (50%), and $10.3 million (20%), respectively.

In 2002, Comdial established four classes of dealers that purchase Comdial’s products from distributors for sale to end-users. These are Diamond, Platinum, Gold and Associate. Comdial offers special marketing programs for Diamond, Platinum, and Gold dealers, including exclusive access to certain products, market development funds and product credits related to dealer purchase levels, a measure of territorial protection, toll free assistance, and training. All recognized dealers have sales quotas, and Comdial’s sales department monitors their performance against these targets.

Comdial supports its existing dealers and seeks to attract new dealers through its web site, direct selling efforts, joint sales activities with distributors, and other new dealer recruitment tactics.

Comdial has defined geographic sales territories, each of which include a regional sales manager (“RSM”) who is responsible for recruiting new dealers, as well as managing existing dealers. Dealers are supported through a team of dedicated inside sales representatives, direct mail, and local product seminars often organized by distributors. To stimulate demand, each RSM makes joint sales calls with dealers to end-users and trains dealer sales personnel in product benefits. Product specialists at Comdial are available to help engineer complex configurations and solve technical problems.

Comdial’s dealers sell Comdial’s products to end-users and provide after-sale support. Comdial maintains a technical staff for dealer technical support. Comdial also generally provides a limited warranty on elements of its products up to a maximum of 24 months.

Other indirect channels include OEM relationships, international sales, and dealer direct sales for specific products. International sales for 2002 and 2001 were less than 1% of total Company net sales. International sales for 2000 were approximately 1.8% of total Company net sales.

In recent years, Comdial initiated its National Accounts marketing program to market its products to large multi-location end-users. The branch offices and retail outlets that employ 5-500 employees are a good fit with Comdial’s product line. The program is intended to allow end-users to contract with one entity (Comdial or a designated partner) for sales, while achieving local installations and maintenance from Comdial’s network of independent dealers. This program is also a key delivery vehicle for sophisticated computer telephony solutions that often require advanced custom integration and superior knowledge and understanding of end-user communications and business objectives. The National Accounts marketing program allows Comdial to work directly with end-users with the intention of providing the optimal combination of Comdial and, if necessary, third party products, to meet the end-users’ needs. Comdial employs dedicated personnel to close National Accounts’ contracts, and utilizes its regional sales managers and dealer network to identify prospects.

Engineering, Research and Development

Comdial believes that it must continue to introduce new products and enhance existing products to maintain a competitive position in the marketplace. Comdial’s engineering department, working in collaboration with the marketing and manufacturing departments, is responsible for design of new products and enhancements. Significant amounts of engineering expenditures are dedicated to new product development, with the balance used for cost reductions and performance enhancements to existing products. Comdial strives to ensure research and development resources are spent on projects that provide the best return and have the most strategic value. This may at times mean utilizing resources outside the Company on a contract basis or partnering with other companies to bring products and/or features faster to the market place.

Research and development costs for the fiscal years ended 2002, 2001 and 2000 comprise the majority of engineering, research, and development costs, which were $5.3 million, $7.6 million and $6.3 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

Some of the costs associated with the development of product software have been capitalized as incurred. The accounting for such software follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86. The amounts capitalized in 2002, 2001 and 2000 were $0.7, $2.8 million and $4.4 million, respectively. The amortization expense of capitalized software development costs in 2002, 2001 and 2000 were $3.1 million, $3.1 million and $3.3 million, respectively.

Manufacturing and Quality Control

Comdial has streamlined its product offerings in 2000, 2001 and 2002 by eliminating products and models that were redundant and/or low volume, thereby simplifying outsourcing and reducing the associated risk. This action also has the added benefit of concentrating more volume on the remaining models, which is expected to have a positive effect on cost, efficiency and quality. By December 31, 2002, Comdial had completed substantially all of its outsourcing objectives. The Company believes that outsourcing the manufacturing of its products will return benefits in the form of lower costs, higher margins and competitively priced products. While 2001 and 2002 were predominantly restructuring years for the Company, the outsourcing of the majority of its products has already resulted in significant benefits to the Company. The Company has experienced certain disruptions in its supply chain during this process, including some related to defective component parts. The Company believes it has substantially resolved those problems.

Competition

The market for Comdial’s switching and voice-processing products is highly competitive. Comdial competes with over 25 suppliers of small business telephone systems, many of which have significantly greater resources. Examples are Avaya, Nortel Networks, Cisco, 3Com, NEC, Inter-Tel, Vodavi, Panasonic, and Toshiba Corporation. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability, and price. Comdial believes that it competes favorably in its market with respect to the performance, features, reliability, distribution capability, and price of its systems, as well as the level of service and support that Comdial provides. In marketing its telephone systems, Comdial also emphasizes system expandability, quality, and high technology features including the IP and CTI capabilities of its products.

Comdial expects that competition will continue to be intense in the markets it serves, and there can be no assurance that Comdial will be able to continue to compete successfully in the marketplace or that Comdial will be able to maintain its current dealer network.

Backlog

In 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from its own manufacturing in Virginia to the outsourcing partners plus a backlog that had been built up with one of the United States outsourcing partners. These problems have been addressed by changing outsourcing partners, although the Company hasn’t completely resolved its backlog situation. Also in 2002, one principal outsource manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. As a result, we were forced to terminate our relationship with that manufacturer and transition that work to other contractors. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance; this action is still pending. While we believe these problems with these contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future. As of December 31, 2002, the backlog was approximately $4.3 million. Prior to 2002, the Company has not had significant backlog.

Intellectual Property

From time to time, Comdial has been subject to proceedings or claims alleging infringement by Comdial of intellectual property rights of third parties. Such matters have required Comdial to expend significant sums in litigation and/or in licensing fees. Moreover, such claims could result in significant damages being assessed against the Company, and/or the requirement to develop non-infringing technology, or acquire additional licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on Comdial’s business. Moreover, Comdial relies upon copyright, trademark, patents and trade secret protection to protect Comdial’s proprietary rights in its products and processes. There can be no assurance that these protections will be adequate to deter misappropriation of Comdial’s technologies or independent third-party development of potentially infringing technologies.

The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among industry participants. As noted above, Comdial itself has received claims of patent infringement from several parties seeking substantial sums and has been sued in federal court for patent infringement. In response to prior infringement claims, Comdial has pursued settlement and/or has obtained nonexclusive licenses entitling Comdial to utilize certain patented technologies or processes that are widely licensed and used in the telecommunications manufacturing industry. These licenses will either expire at the end of the patent license or the end of an agreed-to period. Currently, Comdial is negotiating with certain parties concerning the licensing of patented technologies.

Employees

As of December 31, 2002, Comdial, including subsidiaries, had 149 full-time employees, of whom 5 were engaged in light assembly and testing, 36 in product development (including engineering, product management and technical publications), 54 in sales and marketing (including customer service and support), and 54 in finance, general management and administration.

Website Access to Reports

The Company makes available free of charge through its internet site, via a link to the EDGAR database of the Securities and Exchange Commission (“SEC”), its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. In addition, you may read and copy any reports, statements, or other information that we file at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this prospectus, are forward-looking statements that are subject to risks and uncertainties. These forward- looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may”, “will”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Some of the risks and uncertainties include, but are not limited to:

•         any inability to stem continued operating losses and to generate positive cash flow;

•         any adverse impact of competitors’ products;

•         delays in development of highly complex products;

•         lower than anticipated product demand and lack of market acceptance;

•         adverse market fluctuations caused by general economic conditions;

•         any negative impact resulting from the outsourcing of manufacturing and the continued risks associated with outsourcing;

•         any lack of success of our restructuring plans;

•         any inability to renegotiate on favorable terms or otherwise meet our obligations to suppliers and other creditors;

•         unfavorable outcomes in any pending or threatened litigation;

•         any inability to form or maintain key strategic alliances;

•         our inability to raise capital when needed;

•         any continued reductions in our liquidity and working capital;

•         any negative impact resulting from our downsizing of our workforce;

•         unanticipated liabilities or expenses;

•         the availability and pricing of parts and components;

•         other risks detailed from time to time in our filings with the Securities and Exchange Commission.

These risks could cause our actual results for 2003 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. We undertake no obligation to publicly update or revise the forward-looking statements made in this prospectus to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Outsourcing Risks

As part of our restructuring program, we have outsourced substantially all of our manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States. Outsourcing, particularly with international manufacturers, carries certain risks, which include, but may not be limited to:

•         the outsourcing contractors’ ability to manufacture products that meet our technical specification and that have minimal defects;

•         the outsourcing contractors’ ability to honor their product warranties;

•         the financial solvency, labor concerns and general business condition of our outsourcing contractors;

•         unexpected changes in regulatory requirements;

•         inadequate protection of intellectual property in foreign countries; and

•         political and economic conditions in overseas locations;

•         risks of fire, flood or acts of God affecting manufacturing facilities; and

•         our ability to meet our financial obligations to our outsourcing contractors.

In addition, our outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In calendar 2002, we experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product have caused a significant shortfall in product inventory, and has lead to our inability to meet product orders, negatively impacting sales and revenues. In addition, the Company was adversely affected by the recently concluded port strike that resulted in the temporary closure of certain ports on the West Coast of the United States.

During the third quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners. These problems have been addressed, although the Company hasn’t completely resolved its backlog situation. Also in 2002, we were forced to terminate our relationship with a principal outsource manufacturer and transition that work to other contractors. The terminated manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance. While these problems with these contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

ITEM 2.         PROPERTIES

The Company leases approximately 60,000 square feet of office and warehouse space in Sarasota, Florida, which serves as its corporate headquarters. This lease expires in January 2010.

The Company also leases 26,000 square feet of light industrial space in Charlottesville, Virginia for use by its engineering and technical services functions. The building was previously owned by the Company, but was sold to a third party in 2001. The lease expires in August 2003.

ITEM 3.         LEGAL PROCEEDINGS

Comdial currently and from time to time is involved in litigations arising in the ordinary course of its business. Those that the Company believes may have a significant impact on it are described below. Comdial can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows or financial condition.

In separate suits filed against the Company and Allegheny Voice & Data, Inc. (“Allegheny”) in Kanawha County, West Virginia in November and December 2002, Federal Insurance Company of Warren New Jersey as Subrogee of Rubin Brothers, LLC and Allstate Insurance Company as Subrogee of Kathryn Standsfield & Rebecca Hayes D/B/A Geraniums, Inc., and Erie Insurance Property and Casualty Company and Alex Franklin, Ltd., allege that a telecommunications system sold by Comdial and installed by Allegheny caused a fire resulting in damage to a commercial building. The suits seek damages against Comdial in excess of $770,000. The Company believes its equipment was not the cause of the fire, and has denied all of the substantive claims made against it in this matter. These cases have been consolidated upon a motion filed by the Company.

On November 13, 2002, the Company entered into a settlement agreement with ePHONE Telecom, Inc. (“ePHONE”) in which the Company agreed to accept $1.6 million in full satisfaction of the amounts owed by ePHONE pursuant to an arbitration award handed down in the Company’s favor. Subsequently in November 2002, ePHONE made payment under the settlement in full amount of $1.6 million. ePHONE filed for arbitration against the Company with the American Arbitration Association (the “AAA”) in Washington, DC on October 16, 2001 alleging fraud in the inducement, among other things, arising from the alleged breach of an exclusive license agreement. ePHONE was seeking rescission of the agreement and a return of the full amount of $2.7 million paid to Comdial there under, as well as compensatory and punitive damages. Comdial filed counterclaims against ePHONE based on ePHONE’s failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE’s breach of the agreement. On August 27, 2002, the AAA issued its award in which it denied all claims made by ePHONE and ordered ePHONE to pay the Company approximately $1.7 million on the Company’s counterclaim, plus reimbursement for certain expenses paid by the Company. In November 2002, ePHONE paid the full amount required.

In November 2002, the Company filed a demand for arbitration with the American Arbitration Association against Boundless Manufacturing Services, Inc. (“Boundless”). Among other things, the Company contends that Boundless breached its contractual obligations to the Company by failing to meet the Company’s orders for the delivery of products manufactured by Boundless. The Company’s demand seeks damages in excess of $6.0 million. On February 6, 2003, Boundless responded to the Company’s demand by denying substantially all of the Company’s claims and asserting counterclaims totaling approximately $8.2 million, including approximately $0.8 million in past due invoiced amounts. The Company believes that Boundless’ claims are substantially without merit and that it has adequate substantive and procedural defenses against such claims. On March 13, 2003, Boundless announced that it has filed for protection pursuant to Ch. 11 of the U.S. Bankruptcy Code. This filing will result in an immediate stay of the arbitration matter. It is not known at this time whether this filing will have any long-term impact on the arbitration, or whether the arbitration will eventually proceed.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover’s state law claims against Comdial are preempted by federal law, specifically ERISA. However, the district court granted Mr. Grover’s motion to remand the case back to state court. Subsequently, in February 2003, the case was removed to federal court once again on notice from the Company. Mr. Grover has moved to have the case remanded to state court, and this motion has been taken under advisement by the federal court. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter.

On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation also described in Note 3. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of December 31, 2002.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information is incorporated by reference from Comdial’s Schedule 14C definitive information statement dated October 22, 2002 and Comdial’s Schedule 14C definitive information statement dated December 6, 2002.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 13, 2003 there were 930 record holders of Comdial’s common stock.

Quarterly Common Stock Information

Beginning January 29, 2003, our common stock is listed on the Over the Counter Bulletin Board under the symbol CMDZ. From August 7, 2002 until January 29, 2003, our common stock was traded on the Pink Sheets Electronic Quotation System. Previously, our common stock was traded on the Nasdaq SmallCap Market, under the symbol CMDL, until the Company was delisted in the third quarter of 2002.

The following table sets forth, for each quarterly period in 2001, and the first two quarters of 2002, the high and low closing stock prices during the quarter in the over-the-counter market for Comdial’s Common Stock, as reported by the National Association of Security Dealers Automated Quotation System (“Nasdaq”). For the third and fourth quarters of 2002, the high and low stock prices are based on the bid quotations as reported by the Pink Sheets Electronic Quotation System. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

	2002		2001

Fiscal Quarters	High	Low	High	Low

First Quarter	$9.60	$5.40	$35.55	$15.90
Second Quarter	12.00	3.75	20.10	11.85
Third Quarter	5.85	0.75	15.75	9.15
Fourth Quarter	3.75	0.01	9.00	4.20

Comdial has never paid a dividend on its common stock and its Board of Directors currently does not intend to change the policy of not paying cash dividends on common stock. In connection with the financings described in the Recent Developments section of Item 7 below, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” of Comdial’s definitive proxy statement for the annual meetnig of stockholders.

Recent Sales of Unregistered Securities.

Comdial has not sold any securities, registered or otherwise, within the past year, except as set forth below.

Private Placement

On September 27 and October 29, 2002, the Company consummated closings of a total of approximately $15.3 million under the Private Placement. This included the issuance of approximately $13.3 million aggregate principal amount of 7% subordinated secured convertible promissory notes (the "7% Notes") and $2.0 million aggregate principal amount of 12% subordinated secured convertible promissory notes (the "12% Notes"), and warrants to purchase an aggregate of 4.8 million shares of the Company's common stock at an exercise price of $0.15 per share (the "Placement Warrants"). 3.8 million of the Placement Warrants have been converted into 3.6 million shares of common stock in a series of cashless exchanges. Of the remaining Placement Warrants, 0.9 million are subject to forfeiture, on a pro rata basis, if the 7% Notes are repaid during the first eighteen months following their issuance. These 0.9 million warrants will become exercisable on 3/27/04. All warrants will expire on 9/27/04. The 7% Notes and the 12% Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the 7% Notes and the 12% Notes is $4.95 per share. The conversion price is subject to downward adjustment in the event of certain defaults.

On June 20, July 12, August 15, September 9, September 25 and September 26, 2002, the Company conducted closings on its private placement of 7% senior subordinated secured convertible promissory notes (each a "Bridge Note" and collectively the "Bridge Notes") in the aggregate principal amount of $4.0 million pursuant to Subscription Agreements which provide for up to that amount of bridge financing to the Company (the "Bridge Financing"). On September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes into shares of common stock at a conversion price of $0.15 per share, resulting in the issuance of a total of 3.6 million unregistered shares.

Pursuant to a placement agency agreement, and in connection with the Private Placement, the Company issued warrants to acquire a total of 0.5 million shares of common stock at an exercise price of $0.15 per share, to Commonwealth. Further, the Company issued 16,667 unregistered shares to Commonwealth pursuant to an advisory agreement entered into on June 7, 2002 and as compensation for Commonwealth's services in advance of the Bridge Financing. Also, Commonwealth received warrants to acquire 0.2 million shares of common stock at an exercise price of $0.15 per share as compensation pursuant to said advisory agreement and for its services in connection with the Bridge Financing. Commonwealth distributed the majority of the above described warrants to certain affiliates, and as of the date hereof, 0.7 million of those warrants have been converted into 0.6 million unregistered shares of common stock in a series of cashless exchanges. The remaining 37,647 shares are fully exercisable and expire between June 21 - July 12, 2007.

Employment Agreements

On June 21, 2002, and in connection with an amendment to his employment agreement with the Company, Nickolas A. Branica was issued warrants to acquire 55,000 shares of the Company's common stock at an exercise price of $0.15, exercisable at any time on or before June 21, 2007. Mr. Branica subsequently converted all of said warrants into 52,800 restricted shares in a cashless exchange. Also on June 21, 2002, and in connection with an amendment to the terms of his continued employment with the Company, Paul K. Suijk was issued warrants to acquire 45,000 shares of the Company's common stock at an exercise price of $0.15, exercisable at any time on or before June 21, 2007.

Lease Agreement Renegotiation

On March 21, 2002, the Company issued warrants to acquire a total of 11,667 shares of Common Stock to four companies: Relational Funding Corp. (1,797 warrants), National City Bank of Kentucky (1,066 warrants), Key Corporate Capital, Inc. (560 warrants) and U.S. Bancorp Equipment Finance, Inc. (8,246 warrants). These warrants were issued pursuant to an amendment to a lease agreement between the Company and these companies whereby the Company agreed to issue the warrants and other consideration in exchange for a substantial reduction in the amounts owed pursuant to the lease. The lease agreement provides for the use by the Company of certain equipment and software. Prior to the amendment, the Company was obligated to pay these four companies a total of $75,000 per month through December 2006. Pursuant to the amendment, the total monthly rental payment was reduced to $39,621 through June 2003 and to $25,282 from July 2003 through December 2006, subject to certain conditions. These warrants are fully exercisable and expire on March 21, 2012.

Preferred Stock

On March 6, 2002, the Company issued 1 million shares of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to Bank of America, N.A. ("Bank of America") in exchange for the cancellation of $10 million of outstanding debt owed to Bank of America by the Company. The Preferred Stock carried a cumulative quarterly dividend payable in cash at 5% per annum, or in shares of common stock payable at the rate of 10% per annum. The Preferred Stock was convertible, in whole or in part, at any time at the rate of 1.5 unregistered shares of common stock for each share of Preferred Stock, or a maximum total of 100,000 unregistered shares. The conversion ratio was to have been reduced if the Company issued new shares of common stock to an investor and used a portion of the proceeds to reduce the principal balance of its term loan held by Bank of America by an amount between $1 million and $3 million, such that, if the Company paid Bank of America $3 million, the conversion ratio would have been reduced to one-half (0.5) of one share of common stock for each share of Preferred Stock.

In June 2002, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and the Preferred Stock. ComVest assigned its right to purchase the debts and the Preferred Stock to the Company, and the Company used some of the proceeds of the Private Placement to repay Bank of America all amounts owed, subject to a substantial negotiated discount. ComVest and the Company had previously agreed that the Preferred Stock would be cancelled upon completion of such transaction.

Stock Options

The Company has issued stock options to its employees and non-employee directors pursuant to its 1992 Stock Incentive Plan (referred to in the table below as the "Employees' 1992 SO"), its 1992 Non-Employee Directors Stock Incentive Plan (the "Non-Employee Director's NQ SO"), and its 2002 Employee and Non-Employee Director Stock Incentive Plan (the "2002 Empl/Non-Empl/Dir SO") as follows:

EXPIRATION DATE	PLAN NAME	NUMBER OF SHARES UNDERLYING OPTIONS	EXERCISE PRICE	EXPIRATION DATE
1/15/2002	Employees’ 1992 SO	1,334	$5.70	1/15/2012
3/1/2002	Employees’ 1992 SO	9,004	$7.95	3/1/2012
3/1/2002	Non-Employee Director’s NQ SO	667	$7.95	3/1/2012
6/21/2002	2002 Empl/Non-Empl/Dir SO	33,334	$12.00	6/21/2012
6/24/2002	2002 Empl/Non-Empl/Dir SO	24,827	$6.15	6/24/2012
7/15/2002	2002 Empl/Non-Empl/Dir SO	83,981	$5.70	7/15/2012
8/15/2002	2002 Empl/Non-Empl/Dir SO	9,399	$0.75	8/15/2012
9/11/2002	2002 Empl/Non-Empl/Dir SO	12,665	$2.25	9/11/2012
9/27/2002	2002 Empl/Non-Empl/Dir SO	668	$0.75	9/27/2012
9/30/2002	2002 Empl/Non-Empl/Dir SO	668	$0.75	9/30/2012
11/15/2002	2002 Empl/Non-Empl/Dir SO	80,000	$1.80	11/15/2012
12/4/2002	2002 Empl/Non-Empl/Dir SO	601,666	$0.98	12/4/2012
12/18/2002	2002 Empl/Non-Empl/Dir SO	125,000	$0.98	12/18/2012
	TOTAL	983,213

In addition to the foregoing, on November 18, 2002, the Company issued options to acquire 166,667 shares of common stock outside of any stock option plan, to Travis L. Provow, as part of Mr. Provow's employment agreement. Mr. Provow serves as the Company's Chairman of the Executive Committee, in addition to being Chairman of the Board of Directors. 66,667 of these options are currently exercisable, with the remaining options becoming exercisable in installments of 33.33% on the first through the third anniversaries of the grant date. The options will expire on November 18, 2012.

There were no underwriters involved in connection with any transaction set forth above. Each of the issuances of securities described above was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there-under as a transaction not involving any public offering. In each of the above transactions, the recipients of securities represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued.

ITEM 6.         SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations Data For the Years Ended December 31:

In thousands, except per share amounts	2002	2001	2000	1999	1998

Net sales	$51,721	$76,167	$89,564	$140,757	123,639
Income (loss) before income taxes	6,486	(21,155)	(47,864)	10,033	6,295
Net income (loss)	6,486	(21,155)	(63,264)	7,343	17,032
Earnings (loss) per share:
Basic	3.23	(34.45)	(103.20)	12.30	28.86
Diluted	2.79	(34.45)	(103.20)	12.26	28.15

Selected Consolidated Balance Sheet Data December 31,

In thousands	2002	2001	2000	1999	1998

Current assets	$19,154	$23,084	$33,152	$72,077	$50,854
Total assets	40,620	43,736	71,178	133,074	108,990
Current liabilities	13,290	20,634	41,145	23,833	19,734
Long-term debt and other long-term liabilities	26,991	32,742	18,518	38,633	26,624
Stockholders’ equity (deficit)	339	(9,640)	11,515	70,608	62,632

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (“Comdial”). This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented.

ITEM 7.         MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions (see Note 1 to the audited consolidated financial statements included elsewhere herein). Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and the AICPA Statement of Position No. 97-2, as amended, on “Software Revenue Recognition.” Certain of our sales have multiple elements, such as product and installation, and we allocate the revenues using the relative fair values of the elements and recognize them separately. We allow certain of our customers to return unsold product when they meet Company-established criteria as outlined in the Company’s trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products, which are recorded as inventories, are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

Rebates and Incentives

We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase rebates and incentive offerings possibly resulting in incremental reduction of revenue at the time the incentive is offered.

Warranty

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. As of 2002, we are using a third party contractor to perform much of this warranty. Our outsource manufacturing partners are now responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

Allowance for Doubtful Accounts

We provide allowances for doubtful accounts for estimated losses from the inability of our customers to satisfy their accounts as originally contemplated at the time of sale. We calculate these allowances based on the detailed review of certain individual customer accounts, historical rates and our estimation of the overall economic conditions affecting our customer base. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

We measure our inventories at lower of cost or market. For those items that we manufacture, cost is determined using standards that we believe approximate first-in, first-out (FIFO) method including material, labor and overhead. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand, or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we establish a valuation allowance. As of December 31, 2002 and 2001, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Long-lived Assets, including Goodwill and Other Intangibles

In 2001 and prior, in accordance with Statement of Financial Accounting Standards No. 121, Impairment of Long-Lived Assets and Other Assets to Be Disposed of (“SFAS No. 121”), the Company reviewed long lived assets, including goodwill, for impairment whenever events or changes in circumstance indicated that the carrying amount of an asset might not be recoverable. If the review were to indicate that the carrying value of the long-lived assets were impaired, the carrying value was then reduced in accordance with SFAS No. 121.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We adopted SFAS No. 144 effective January 1, 2002. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rater than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on an annual basis, and any impairment charge resulting from the initial application of SFAS 142 is classified as a cumulative change in accounting principle. The Company adopted SFAS No. 142 and discontinued the amortization of goodwill effective January 1, 2002 and completed the transitional impairment test, determining that goodwill was not impaired. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company performed its annual impairment review for 2002 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment.

Retirement and Other Postretirement Benefit Plans

Prior to the fourth quarter 2000, we provided a defined pension benefit to our employees. In the fourth quarter of 2000, we froze this plan. We accrue benefit obligations based on an independent actuarial valuation. This valuation has a number of variables, not only to estimate our benefit obligation, but also to provide us with minimum funding requirements for the retirement plan. The actuarial estimates include the expected rate of return on the retirement plan assets, the rate of compensation increases to eligible employees and the interest rate used to discount estimated future payments to retirement participants. Differences in actual experience as compared to these estimates or future changes in these estimates could require us to make changes to these benefit accruals or recognize under funding in our pension plan.

On December 31, 2002, the projected benefit obligations (calculated using a discount rate of 7.25%) exceeded the market value of the plan assets (adjusted for accruals) by $8.2 million. Accordingly, the Company recorded a liability and related other comprehensive loss item (as a direct decrease in stockholders’ equity) on the accompanying consolidated balance sheet of $8.2 million, net of tax benefits of $0. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2003.

Commitments and Contingencies

Management’s current assessment of the claims that have been asserted against the Company is based on our review of the claim, our defenses and consultation with certain of our external legal counsel. Changes in this assessment could result as more information is obtained or as management decides that a settlement is more advantageous to the Company than a protracted legal process. These changes in our estimates of the outcome could require us to make changes in our conclusions or our accruals for these contingencies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-K, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2003 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth in Part I above.

Recent Developments

Bridge Financing

During 2002, the Company conducted closings on its private placement of 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $4,000,000 (the “Bridge Financing”). Net proceeds from the Bridge Financing after payment of legal, accounting and related expenses were approximately $3,470,000. The board of directors obtained a fairness opinion from the investment banking firm of Raymond James & Associates, Inc. in connection with the Bridge Financing.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes into shares of common stock at a conversion price of $0.15 per share. The Company issued an aggregate of 3,554,667 shares pursuant to such conversions.

Private Placement

On September 27, 2002, the Company consummated a closing of approximately $12.6 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.2 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”). An aggregate of approximately 833,000 of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. In addition, the common stock underlying the Placement Notes and the Placement Warrants are subject to certain registration rights. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

On October 29, 2002, the Company conducted a second and final closing (the “Second Closing”) under the Private Placement. The Second Closing included the issuance of $775,000 aggregate principal amount of 7% Notes, and approximately 258,000 Placement Warrants. Of the Placement Warrants issued under the Second Closing, approximately 52,000 are subject to forfeiture, on a pro rata basis, as described above.

Winfield Transaction

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase approximately 370,000 shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”). The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes. The Winfield Notes are senior in right of payment and security to the Placement Notes, and the underlying shares of common stock are subject to certain registration rights. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

The Company received approximately $11.3 million in new investments in the Private Placement and the Winfield Transaction. Together with the $4 million invested pursuant to the Bridge Financing, the total of new investments was $15.3 million. In connection with the Private Placement (including the conversion of the Bridge Notes) and the Winfield Transaction, Commonwealth Associates, L.P. (“Commonwealth”) received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses. The net proceeds of the Private Placement and the Winfield Transaction was approximately $9.7 million, bringing the total net proceeds, including the approximately $3.5 million in net proceeds from the Bridge Financing, to approximately $13.2 million.

Senior Debt Restructuring

ComVest, an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“Bank of America”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million) (the “Preferred Stock”). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and the Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to purchase the debt and to reacquire the Preferred Stock from Bank of America. In connection with this debt restructuring, Commonwealth received an advisory fee of $500,000. Following the payment to Bank of America, and the payment of fees and expenses, the Company received net proceeds of approximately $2.7 million, which were used for working capital purposes.

In addition, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with Bank of America concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. Commonwealth was paid a fee of $30,000 for its services in arranging the deposit by ComVest. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”), pursuant to which the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to Bank of America directing Bank of America to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled.

Advisory Agreement

On June 7, 2002, Comdial entered into an advisory agreement (the “Advisory Agreement”) with Commonwealth pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of our outstanding indebtedness to our senior bank lender (the “Debt Restructuring”). Commonwealth received 16,667 shares of the Company’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 150,485 shares of common stock (representing 5% of Comdial’s then outstanding fully-diluted capital stock) with an exercise price of $0.15 per share, upon the closing of the Bridge Financing on June 21, 2002. The Advisory Warrants are exercisable through June 21, 2007.

Commonwealth received additional Advisory Warrants of 76,463 as Comdial received additional proceeds of $1,750,000 from the Bridge Financing during the third quarter of 2002. Commonwealth also received the cash fee of $500,000 upon completion of the Debt Restructuring, as described above.

Pursuant to the Advisory Agreement, Commonwealth was also engaged to assist the Company in raising additional debt and/or equity securities, and in connection with the Private Placement and the Winfield Transaction, Commonwealth received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses. Also as a result of the Private Placement and the Winfield Transaction, the Company issued warrants to Commonwealth to acquire 418,060 and 36,667 shares, respectively, of common stock at an exercise price of $0.15 per share.

The Company received $775,000 in new investments from the Second Closing on October 29, 2002. In connection with the Second Closing, Commonwealth received a 7% placement fee equaling approximately $55,000 and approximately $44,000 in expenses. The Company issued warrants to Commonwealth to acquire 25,833 shares of common stock at an exercise price of $0.15 per share.

Changes in the Board of Directors

In connection with the Bridge Financing, ComVest received the right to designate a majority of Comdial’s board of directors (the “Board”), which was then comprised of four members. ComVest initially designated Travis Lee Provow and Joseph Wynne to fill the vacancies left by the resignations of David P. Berg and Robert P. Collins. On August 13, 2002, ComVest’s third designee, Keith M. Rosenbloom, was appointed to the Board.

On October 3, 2002, Michael S. Falk was named to the Company’s Board of Directors, and Travis Lee Provow was named Chairman of the Board, replacing Nickolas A. Branica, the Company’s CEO who was serving as interim Chairman and who remained on the Board as a director. On such date, Edwin M. Cooperman was appointed to be a director of the Company and Joseph P. Wynne resigned from the Board. Pursuant to the terms of the Private Placement, the investors in the placement were given the right to designate one member of the Board. On December 18, 2002, Alan Kessman was appointed to the Board as such member. Mr. Kessman is not affiliated with Commonwealth, however he serves as managing partner of P.S. Capital, LLC, which made a $50,000 investment in the Second Closing. Currently, the Board is comprised of seven members, three of whom were designated by ComVest (Messrs. Provow, Falk and Rosenbloom), Mr. Kessman, as designee of the Private Placement investors, and Messrs. Branica, Schlitt and Cooperman.

Reverse Stock Split

Effective November 26, 2002, the Company effectuated a reverse stock split at a ratio of one share for every fifteen shares of the Company’s common stock. As a part of the reverse stock split, the Company retired all Treasury Stock. All share and per share data have been adjusted to give retroactive effect to the reverse stock split. There was no change in the par value per share of $0.01.

Adjustment to Authorized Capital

On December 6, 2002, the Board and the holders of a majority of the outstanding shares of Common Stock approved an adjustment in the Company’s authorized shares of Common Stock to 60,000,000 in order to adjust the number of shares outstanding in light of the reverse stock split. Such adjustment became effective on December 26, 2002.

Change in Control of the Company

As a result of the issuances of securities in connection with the financings described above and the change in the majority of the members of the Board, there has been a change in control of the Company.

ComVest beneficially owns approximately 27% of the Company’s common stock and is the holder of a Placement Note in the amount of $3,166,750. Michael S. Falk, T. Lee Provow and Keith M. Rosenbloom are managers of ComVest. Michael S. Falk is chairman and chief executive officer of Commonwealth. Commonwealth is an affiliate of ComVest and the placement agent for the Private Placement and the Winfield Transaction. Keith Rosenbloom, T. Lee Provow and Michael S. Falk are directors of Commonwealth Associates Management Company, Inc., which is the general partner of Commonwealth. Michael S. Falk, T. Lee Provow, and Keith Rosenbloom are also directors of Comdial.

Nickolas A. Branica, the Company’s chief executive officer and a director, beneficially owns approximately 7% of the Company’s common stock and is the holder of a Placement Note in the amount of $433,350.

Alan Kessman, a director of Comdial, is a managing partner of PS Capital, LLC which is the beneficial owner of 16,134 shares of the Company’s common stock, or less than 1% of the share outstanding, which it acquired pursuant to its $50,000 investment in the Private Placement.

SEGMENT REPORTING

RESULTS OF OPERATIONS

Selected consolidated statements of operations for the last three years are as follows:

In thousands	2002	2001	2000

Business segment net sales:

Switching	$36,892	$53,511	$49,545
Messaging	13,240	15,183	28,014
CTI & Other	1,589	7,473	12,005

Net sales	51,721	76,167	89,564
Cost of goods sold	34,505	52,409	77,715

Gross profit	17,216	23,758	11,849
Selling, general & administrative	20,572	29,892	36,621
Engineering, research & development	5,292	7,603	6,283
Stock compensation expense	460	—	—
Goodwill amortization	—	1,942	3,195
Restructuring	—	486	2,355
Impairments of long-lived assets	962	3,224	7,425
Loss (gain) on disposal of assets	350	(1,447)	—
Interest expense	7,803	2,759	2,902
Gain on senior debt restructurings	(14,883)	—	—
Gain on other liability restructurings	(3,848)	—	—
Gain on lease renegotiation	(2,834)	—	—
Gain from arbitration award	(2,942)	—	—
Miscellaneous (income) expense - net	(202)	454	932

Income (loss) before income taxes	6,486	(21,155)	(47,864)
Income tax expense	—	—	15,400

Net income (loss)	$6,486	$(21,155)	$(63,264)

Earnings (loss) per share:
Basic	$3.23	$(34.45)	$(103.20)

Diluted	$2.79	$(34.45)	$(103.20)

The following table reflects the gross profit margins for the various business segments of Comdial. See Note 14 to the Consolidated Financial Statements for further clarification of business segments.

	2002	2001	2000

Business Segment:
Switching	$12,077	$14,346	$5,646
Messaging	5,069	8,967	13,248
CTI & Other	70	445	(7,045)

Gross profit margin	$17,216	$23,758	$11,849

2002 COMPARED TO 2001

Net sales for 2002 decreased by 32% to $51.7 million, compared with $76.2 million in 2001. The primary factors in the decrease of sales were the overall market contraction and the elimination of the Company’s Avalon product line that targeted the assisted living market. In 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from its own manufacturing in Virginia to the outsourcing partners plus a backlog that had been built up with one of the United States outsourcing partners. These problems have been addressed by changing outsourcing partners, although the Company hasn’t completely resolved its backlog situation. Also in 2002, one principal outsource manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. As a result, we were forced to terminate our relationship with that manufacturer and transition that work to other contractors. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance; this action is still pending. While we believe these problems with these contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

Gross profit decreased by 28% in 2002 to $17.2 million, compared with $23.8 million in 2001, primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, increased from 31% in 2001 to 33% for 2002. This increase is primarily due to the Company fully outsourcing manufacturing during 2002, which lowered costs. In addition, the product obsolescence provisions described below had a higher negative impact in 2001 than in 2002.

Comdial records provisions related to product obsolescence of its products, which are charged against gross profit. For the years 2002 and 2001, provisions for obsolescence totaled $0.9 million and $2.5 million, respectively. The provision for obsolescence and valuation for 2001 was higher primarily due to increased product discontinuance. Another factor that caused the inventory obsolescence provision to be higher in 2001 was the decision to completely outsource manufacturing, which rendered some raw materials and components obsolete. Future reserves will be dependent on management’s estimates of the recoverability of inventory costs and shifts in product demands.

Comdial records accruals related to potential warranty claims that may result from product warranty, which are charged against gross profit. In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. As of 2002, we are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. In 2002, we increased the warranty accrual by $0.2 million. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

Comdial charged $0.5 million to cost of sales resulting from physical inventory discrepancies in 2002 compared with $0.4 million of such charges in 2001.

Selling, general and administrative expenses (“SG&A”) decreased in 2002 by 31% to $20.6 million compared with $30.0 million for 2001. This decrease primarily resulted from downsizing the work force and more closely controlling costs. In addition, Comdial recorded bad debt expense in 2001 of $2.3 million compared with $0.4 million in 2002. SG&A expenses, as a percentage of sales for 2002, increased to 40% compared with 39% for 2001. This increase primarily resulted from the decrease in net sales described above.

Engineering, research and development expenses decreased in 2001 by 30% to $5.3 million compared with $7.6 million for 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales for 2002, remained similar to 2001 at 10%.

In connection with the Bridge Financing described above in Recent Developments, warrants to purchase 100,000 shares of common stock were issued to two executive officers of the Company. The warrants are exercisable at $0.15 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date. In addition, Commonwealth received 16,667 shares of the Company’s common stock upon signing of the Advisory Agreement on June 7, 2002. Expense of $0.1 million was recorded based on the stock price on that date. Previously, directors could elect to defer receipt of their performance based stock options; however, in 2002, the Company settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $0.1 million related thereto. There were no stock based compensation awards in 2001.

Restructuring – There were no new restructuring plans implemented in 2002.

Impairments of Long-Lived Assets - In accordance with SFAS No. 144 in 2002 and SFAS No. 121 in 2001, the Company evaluates long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In light of the restructuring and the initiative to outsource manufacturing, the Company identified certain of its fixed assets related to its manufacturing operations, purchased software, capitalized software development costs, and the goodwill related to its purchase of Array as assets that were impaired. This was based on an analysis of discounted and undiscounted (as applicable) cash flows that were no longer deemed adequate to support the value of the assets associated with the business. The impairments, included in Impairments of Long-Lived Assets on the consolidated income statement are discussed below:

Property and Equipment Impairment - As a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets were sold or otherwise disposed of in 2002. The Company’s projected undiscounted cash flows related to those assets were less than the net book value of the assets associated with the business. Such analysis resulted in impairment loss of fixed assets in the amount of $0.2 million for 2002 and $1.0 million for 2001.

Capitalized Software Impairment - As part of Comdial’s decision to outsource manufacturing and reduce the number of product lines to a more appropriate level, certain capitalized software development costs were impaired. Capitalized software development costs relating to product lines that are to be discontinued were considered impaired due to the Company’s inability to realize any future benefit from these assets. The impairment loss of capitalized software amounted to $0.7 million in 2002 and $1.4 million in 2001.

Goodwill Impairment - Comdial sold the majority of the assets of Array Telecom Corp. to ePHONE Telecom, Inc. and simultaneously entered into a licensing agreement with ePHONE on March 31, 2000. In October 2001, ePHONE filed for arbitration against the Company alleging fraud in the inducement, among other things, and seeking return of the $2.7 million paid to Comdial plus additional compensatory and punitive damages. The Company filed counterclaims against ePHONE, claiming that ePHONE had not paid the minimum royalties due under the license agreement. Additionally, Comdial was seeking $1.9 million in lost revenue based on the termination of the license agreement brought about by ePHONE’s breach. While the arbitration proceeding was pending, Comdial concluded the remaining goodwill was impaired and recognized a loss of $0.8 million in 2001.

Interest expense increased in 2002 by 183% to $7.8 million compared with $2.8 million in 2001. This was primarily due to the amortization of the deferred financing costs and the accretion of the discount on the Bridge Notes (see Note 2), offset by lower levels of debt during most of 2002 due primarily to the March 2002 restructuring with Bank of America (see Note 3).

During 2002, Comdial restructured its senior debt with Bank of America and recorded a gain of $14.9 million (see Note 2 to consolidated financial statements). In addition, the Company restructured liabilities with certain other vendors and creditors, including terminating the Retirement Benefit Restoration Plan and other postretirement benefits; the Company recorded a gain of $3.8 million on these restructurings. The Company also renegotiated its leases with Relational Funding Corporation and its assignees and recorded a gain of $2.8 million. See Note 3 to consolidated financial statements for additional description on these restructurings and related gains. The Company also recognized a previously deferred gain on the sale of Array assets to ePHONE of $1.3 million and a gain of $1.6 million on a settlement with ePHONE (see Note 4 to consolidated financial statements) resulting from an arbitration award.

Income before income taxes, as a result of the foregoing, amounted to $6.5 million in 2002 as compared with a loss of $21.2 million before income taxes in 2001. The major factor contributing to the income in 2002 is the debt restructurings discussed above. Major factors contributing to the loss for 2001 include restructuring and asset impairments, and other factors such as increased bad debt reserves and inventory write-offs due to product discontinuance.

No income tax provision has been recognized in 2002 or 2001 due to the cumulative losses for tax purposes, as prescribed by SFAS No. 109, “Accounting for Income Taxes” (see Note 9 to the Consolidated Financial Statements).

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

Messaging sales decreased 46%, from $28.0 million in 2000 to $15.2 million in 2001. The Company believes there are three major reasons why messaging revenues declined from last year. The Company was compelled to lower prices due to extreme competitive pressure on messaging prices across the product line to compete in the marketplace. The Company also introduced a new low cost switching platform, the DX-80. The in-skin voice mail in the DX-80 is priced less than some of Comdial’s other voice mail systems due to the lower overall costs of the platform. Lastly, the Company has sold a significant portion of its messaging products to customers who had non-Comdial switching platforms. Recently, other switch platform manufacturers have released their own versions of voice mail and this has reduced the opportunities for Comdial to sell its messaging systems on the non-Comdial platforms.

CTI and Other sales decreased 38% from $12.0 million to $7.5 million. This decrease is primarily attributable to Comdial’s decision to exit the assisted living market, previously served by its Avalon product.

Comdial records provisions related to product obsolescence of its products, which are charged against gross profit. For the years 2001 and 2000, provisions for obsolescence totaled $2.5 million and $3.7 million, respectively. The reserve for obsolescence and valuation for 2000 was higher primarily due to increased product discontinuance. Another factor that caused the inventory obsolescence provision to be higher in 2000 was the decision to reduce the number of phone models and key systems, which rendered some raw materials and components obsolete. Future reserves will be dependent on management’s estimates of the recoverability of inventory costs and shifts in product demands.

Gross profit, as a percentage of sales for 2001, was 31% compared with 13% for 2000. In 2001, gross profit increased by 101% to $23.8 million compared with $11.8 million for 2000. This increase was mostly due to outsourcing the manufacturing operations as well as specific factors that negatively impacted the year 2000. Outsourcing resulted in lower product costs due to the consolidation of the product lines so that volumes were higher and therefore production was done more efficiently and cost effectively. Also, the DX-80, which is a low-end key system and has therefore more commodity-like features, is now outsourced from the Far East, which provides less expensive labor and production costs. In addition, fiscal 2000 gross profit was impacted by several negative factors: 1) reduced efficiency caused by the furloughs that Comdial initiated throughout the year to reduce inventory levels within the plant as well as the supply houses; 2) a larger provision for inventory obsolescence than 2001; 3) pursuant to its Restructuring Plan, Comdial charged $1.5 million to cost of sales for discontinued product inventory in the fourth quarter of 2000; and 4) due to the outsourcing of its manufacturing operations, Comdial recorded an additional adjustment of $2.4 million to mark down certain of its inventory to the lower of cost or market.

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

Selling, general and administrative expenses (“SG&A”) decreased in 2001 by 18% to $29.9 million compared with $36.6 million for 2000. SG&A expenses, as a percentage of sales for 2001, decreased to 39% compared with 41% for 2000. This decrease resulted from downsizing the work force and relocating the headquarters from Charlottesville to Sarasota. The consolidation of administrative, information technology, finance and sales and marketing functions created a more efficient use of corporate infrastructure and eliminated redundant costs.

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

Restructuring expense was $0.4 million for 2001. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. Significant terms of the second plan included downsizing the workforce in both the Sarasota and Charlottesville locations. Thirty employees in total were terminated. During the month of October 2001, it became clear to management that further restructuring was required and the Company implemented a further contingency plan. During November 2001, it was announced that the Company would eliminate more than 75 positions between November 2001 and April 2002. As of December 31, 2001, the Company has a remaining obligation of $0.5 million related to severance and related benefits that will be paid out in 2002.

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

Impairments of Long-Lived Assets - In accordance with SFAS No. 121, “Impairment of Long-Lived Assets and Other Assets to Be Disposed of”, the Company evaluates long lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In light of the restructuring and the initiative to outsource manufacturing, the Company identified certain of its fixed assets related to its manufacturing operations, purchased software, capitalized software development costs, and the goodwill related to its purchase of Array as assets that were impaired. This was based on an analysis of discounted and undiscounted (as applicable) cash flows that were no longer deemed adequate to support the value of the assets associated with the business. The impairments, included in Impairments of Long-Lived Assets on the consolidated income statement are discussed below:

Property and Equipment Impairment - As a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets are expected to be sold or otherwise disposed of in 2002. The Company’s projected undiscounted cash flows related to those assets are less than the net book value of the assets associated with the business. Such analysis resulted in impairment loss of fixed assets in the amount of $1.0 million for 2001 and $0.3 million for 2000.

Capitalized Software Impairment - As part of Comdial’s decision to outsource manufacturing and reduce the number of product lines to a more appropriate level, certain capitalized software development costs were impaired. Capitalized software development costs relating to product lines that are to be discontinued were considered impaired due to the Company’s inability to realize any future benefit from these assets. The impairment loss of capitalized software amounted to $1.4 million in 2001 and $0.4 million in 2000.

Goodwill Impairment - Comdial sold the majority of the assets of Array Telecom Corp. to ePHONE Telecom, Inc. and entered into a licensing agreement with ePHONE on March 31, 2000. In light of the sale, Comdial performed an impairment analysis on the projected cash flows of the remaining assets in 2000 and determined that the goodwill associated with the Array assets was impaired. The impairment of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of the goodwill associated with the business. Comdial recorded an impairment write-off of $2.8 million related to goodwill in 2000. In addition, in October 2001, ePHONE filed for arbitration against the Company alleging fraud in the inducement, among other things, and seeking return of the $2.7 million paid to Comdial plus additional compensatory and punitive damages. The Company has filed counterclaims against ePHONE, claiming that ePHONE has not paid us the minimum royalties due under the license agreement, having paid just $0.09 million of $0.2 million due for the period prior to May 2001 and none of the $0.1 million in quarterly royalty payments due commencing in May 2001. Additionally, Comdial is seeking $1.9 million in lost revenue based on the termination of the license agreement brought about by ePHONE’s breach. While the arbitration proceeding is pending, Comdial concluded the remaining goodwill was impaired and recognized a loss of $0.8 million in 2001. Comdial continues to defer certain gains totaling $1.3 million at December 31, 2001 from the sale of the assets in 2000, pending resolution of the arbitration.

Loss before income taxes, as a result of the foregoing, amounted to $21.2 million in 2001 as compared with a loss of $47.9 million before income taxes in 2000. Major factors contributing to the loss for 2001 include restructuring and asset impairments, and other factors such as increased bad debt reserves and inventory write-offs due to product discontinuance.

Income tax expense for 2001 was $0 compared with $15.4 million for 2000. The tax expense recognized in 2000 was primarily due to the provision for a full valuation allowance of $34.1 million against the deferred tax assets (see Note 9 to the Consolidated Financial Statements). No income tax benefit has been recognized in 2001 due to the cumulative losses for tax purposes, as prescribed by SFAS No. 109, “Accounting for Income Taxes”.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

December 31, In thousands	2002	2001

Cash and cash equivalents	$3,166	$1,239
Current maturities of debt	644	2,596
Working capital	5,864	2,450

In late 2002, majority control of the Company's stock ownership changed. Since then, changes have been made in the management team and in operations in efforts to increase sales, improve gross margins and further control other expenses so that the Company can achieve profitability. In addition, in March 2003, management obtained a letter of intent for a $5 million asset-backed financing, which it intends to pursue further, although there are no assurances that this financing will be executed. The accompanying financial statements have been prepared on the going concern basis. Management believes that its cash flow from operations, combined with cash and working capital on hand, will be sufficient to allow the Company to meet its operating expenses, debt service and capital expenditure requirements for at least the next year. However, if sales levels and/or gross margins decline, other operating expenses increase, or other matters arise, management could be required to undertake an alternative plan to potentially include further restructuring or changes in the business, or seek additional debt or equity financing.

In connection with the debt restructuring discussed above, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America to the Company, and entered into the Pledge Agreement with Bank of America concerning the disposition of the deposited funds. As security for the deposit, the Company entered into the Reimbursement Agreement with ComVest, and issued the Revolving Note to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into the Amendment to the Reimbursement Agreement, pursuant to which the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to Bank of America directing Bank of America to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. As of December 31, 2002, the $1.5 million remains on deposit with Bank of America as collateral for the two letters of credit, and is recorded in prepaid expenses and other current assets in the accompanying balance sheet.

As of December 31, 2002, the Company’s cash and cash equivalents were higher than December 31, 2001 by $1.9 million and working capital improved by $3.4 million due primarily to the private placement financing (see Note 2 to the consolidated financial statements included herein).

Accounts Receivable at December 31, 2002, decreased by $3.3 million compared with December 31, 2001, primarily due to the decreased level of sales during the year, as well as improved collections. The allowance for doubtful accounts on trade receivables was $0.7 million on gross trade receivables of $9.0 million at December 31, 2002. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on gross receivables as of December 31, 2002.

Inventory at December 31, 2002 decreased by $3.4 million compared with December 31, 2001, due in part to additional reserves for discontinued product lines and obsolescence of $0.5 million. Of the decrease, $2.1 million relates to a promissory note that was canceled by a supplier in 2002 upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. In addition, as the Company completely transitioned to outsourcing its manufacturing operation, the overall inventory levels were reduced as Comdial no longer requires raw materials and components for production purposes.

Deferred financing costs at December 31, 2002, increased by $5.6 million due to recording the warrants issued in connection with certain 2002 financing transactions (See Note 2 to the consolidated financial statements included herein). The warrants were valued using the Black Scholes method.

Capitalized software development costs decreased by $3.1 million primarily due to current year amortization of capitalized assets and the write-off of $0.7 million of capitalized software development and contract research and development.

Cash expenditures for capital additions for 2002, 2001 and 2000 amounted to $0.04 million, $0.2 million and $2.6 million, respectively. Management anticipates that approximately $0.3 million will be spent on capital additions and $0.7 million will be spent on software development activities during 2003, which are expected to be funded by cash generated from operations.

Accounts payable at December 31, 2002, decreased by $2.9 million when compared to December 31, 2001. This decrease was primarily due to using proceeds from the private placement financings to pay vendors.

OTHER FINANCIAL INFORMATION

During fiscal years 2002, 2001 and 2000, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

As a part of the Company’s 2002 financial restructuring and 2003 business planning process, management identified certain assets that were no longer core to the Company’s future strategic direction and hence were written off. Additionally, management also identified certain areas that required additional provisions based on updated operational information, including data associated with the Company’s outsourced manufacturers. Consequently, during the fourth quarter of 2002, the Company recorded the following adjustments, which are reflected in the 2002 consolidated financial statements:

Asset write-offs:

• Property and equipment	$0.2 million
• Capitalized software development cost	$0.6 million
• Other	$0.3 million

Additional provisions:

• Bad debts	$0.5 million
• Inventory obsolescence	$0.5 million
• Warranty reserve	$0.2 million
• Other	$0.5 million

Additionally, during the fourth quarter of 2002, the Company recorded a $8.2 million increase to its pension obligation liability, which did not affect the net income for 2002. See Note 12.

During February 2003, the Company discovered that approximately $0.6 million and $0.1 million of unauthorized disbursements were made from the pension plan during 2002 and 2003, respectively, by a former employee of Comdial. The Company believes it has adequate insurance coverage to protect the pension plan against these losses, but there can be no assurance that the plan will completely recover the losses. Management believes that this matter will not have a material adverse financial impact on the Company. No amounts have been accrued in the Company’s financial statements for any losses.

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. SFAS No. 146 includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated (“EITF No. 94-3”) – nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the period in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including product warranties and loan guarantees such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted by the Company. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company’s operations.

NASDAQ Delisting

The Company’s common stock was delisted from the Nasdaq SmallCap Market on August 7, 2002. The Company received a letter from Nasdaq on August 6, 2002 stating that the decision to delist the Company’s stock was made principally due to the Company’s failure to obtain either shareholder approval prior to closing of the bridge financing transaction entered into in June 2002 or permission from Nasdaq to proceed with the transaction in the absence of such approval. The Bridge Financing resulted in the issuance of promissory notes to ComVest and Mr. Branica that converted into common stock substantially in excess of the threshold ownership levels permitted without shareholder approval under the applicable NASDAQ rules. Beginning January 29, 2003, the Company’s common stock began to be quoted on the NASD’s OTC-BB.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Comdial believes that it does not have any material exposure to market risk associated with interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk, or other market risks.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of Comdial Corporation:

We have audited the accompanying consolidated balance sheets of Comdial Corporation (“the Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdial Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 18 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Assets,” which resulted in the cessation of the amortization of goodwill.

/s/ ERNST & YOUNG LLP
Tampa, Florida March 18, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Comdial Corporation
Charlottesville, Virginia

We have audited the consolidated balance sheet of Comdial Corporation and subsidiaries (“Comdial”) as of December 31, 2000, and the related accompanying consolidated statements of operations, stockholders' equity, and cash flows for the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of Comdial's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Comdial Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Richmond, Virginia April 10, 2001

Consolidated Balance Sheets

	December 31,

In thousands, except par value	2002	2001

Assets
Current assets
Cash and cash equivalents	$3,166	$1,239
Accounts receivable (less allowance for doubtful accounts: 2002 - $700; 2001 - $3,533)	8,284	11,559
Inventories	6,083	9,527
Prepaid expenses and other current assets	1,621	759

Total current assets	19,154	23,084

Property and equipment - net	4,194	5,839
Goodwill	3,375	3,375
Capitalized software development costs - net	4,729	7,790
Deferred financing costs - net	5,603	—
Other assets	3,565	3,648

Total assets	$40,620	$43,736

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,396	$11,266
Accrued payroll and related expenses	1,310	1,778
Accrued promotional allowances	1,252	2,336
Other accrued liabilities	1,688	2,658
Current maturities of long-term debt	644	2,596

Total current liabilities	13,290	20,634

Long-term debt	9,604	26,912
Long-term debt to related parties	7,012	—
Pension obligations	8,241	—
Other long-term liabilities	2,134	5,830

Total liabilities	40,281	53,376

Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10 per share liquidation preference (Authorized 2,000 shares; issued and outstanding: 2002 – 0; 2001 – 0	—	—
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding: 2002 – 8,515; 2001 – 622	671	93
Paid-in capital	133,287	123,427
Treasury stock, 2002 – 0 shares; 2001 - 9 shares, at cost	—	(1,296)
Accumulated deficit	(125,378)	(131,864)
Accumulated other comprehensive loss - pension obligations	(8,241)	—

Total stockholders’ equity (deficit)	339	(9,640)

Total liabilities and stockholders’ equity (deficit)	$40,620	$43,736

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

	Years Ended December 31,

In thousands, except per share amounts	2002	2001	2000

Net Sales	$51,721	$76,167	$89,564
Cost of goods sold	34,505	52,409	77,715

Gross profit	17,216	23,758	11,849

Operating expenses
Selling, general & administrative	20,572	29,892	36,621
Engineering, research & development	5,292	7,603	6,283
Stock compensation expense	460	—	—
Goodwill amortization	—	1,942	3,195
Restructuring	—	486	2,355
Impairments of long-lived assets	962	3,224	7,425

Operating loss	(10,070)	(19,389)	(44,030)

Other expense (income)
Interest expense	7,803	2,759	2,902
Loss (gain) on disposal of assets	350	(1,447)	—
Gain on senior debt restructurings	(14,883)	—	—
Gain on other liability restructurings	(3,848)	—	—
Gain on lease renegotiation	(2,834)	—	—
Gain from arbitration award	(2,942)	—	—
Miscellaneous (income) expense - net	(202)	454	932

Income (loss) before income taxes	6,486	(21,155)	(47,864)
Income tax expense	—	—	15,400

Net income (loss)	6,486	(21,155)	(63,264)

Preferred stock dividends	(284)	—	—
Gain on redemption of preferred stock	1,000	—	—

Net income (loss) applicable to common stock	$7,202	($21,155)	($63,264)

Earnings (loss) per share:
Basic	$3.23	($34.45)	($103.20)
Diluted	$2.79	($34.45)	($103.20)

Earnings (loss) per share applicable to common stock:
Basic	$3.59	($34.45)	($103.20)
Diluted	$3.10	($34.45)	($103.20)

Weighted average common shares outstanding:
Basic	2,006	614	613
Diluted	2,325	614	613

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Deferred Stock Incentive		Paid-in

In thousands	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance at January 1, 2000	—	$—	604	$91	1	$131	$119,068
Proceeds from sale of common stock
Notes receivable
Stock options exercised			17	2			2,136
Treasury stock purchased
Deferred stock compensation						78
Incentive stock issued			1				169
Stock option compensation expense							1,845
Net loss

Balance at December 31, 2000	—	—	622	93	1	209	123,218
Stock options exercised							8
Deferred stock compensation						(8)
Net loss

Balance at December 31, 2001	—	—	622	93	1	201	123,226
Issuance of common stock			17	3			59
Issuance of warrants							6,994
Issuance of convertible notes							3,545
Issuance of preferred stock	67	10,000					(9,000)
Dividends on preferred stock							(284)
Conversion of notes to equity			3,556	533
Redemption of preferred stock	(67)	(10,000)					10,000
Retirement of treasury shares			(9)	(1)			(1,295)
Warrants exercised			4,329	43			(43)
Retirement of deferred stock					(1)	(201)	85
Net income
Minimum pension liability adjustment

Balance at December 31, 2002	—	$—	8,515	$671	—	$—	$133,287

	Treasury Stock		Receivable on Sale of Stock	Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total

In thousands	Shares	Amount

Balance at January 1, 2000	(8)	$(1,087)	$(150)	$(47,445)	—	—	$70,608
Proceeds from sale of common stock
Notes receivable	(1)	(149)	150				1
Stock options exercised		(6)					2,132
Treasury stock purchased		(54)					(54)
Deferred stock compensation							78
Incentive stock issued							169
Stock option compensation expense							1,845
Net loss				(63,264)		—	(63,264)

Balance at December 31, 2000	(9)	(1,296)	—	(110,709)	—	—	11,515
Stock options exercised							8
Deferred stock compensation							(8)
Net loss				(21,155)			(21,155)

Balance at December 31, 2001	(9)	(1,296)	—	(131,864)	—	—	(9,640)
Issuance of common stock							62
Issuance of warrants							6,994
Issuance of convertible notes							3,545
Issuance of preferred stock							1,000
Dividends on preferred stock							(284)
Conversion of notes to equity							533
Redemption of preferred stock							—
Retirement of treasury shares	9	1,296					—
Warrants exercised							—
Retirement of deferred stock							(116)
Net income				6,486	6,486		6,486
Minimum pension liability adjustment					(8,241)	(8,241)	(8,241)

					$(1,755)

Balance at December 31, 2002	—	$—	$—	$(125,378)		$(8,241)	$339

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$6,486	$(21,155)	$(63,264)
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	5,563	8,353	11,236
Impairments of long-lived assets	962	3,224	7,425
Accretion of discount on bridge notes	3,230	—	—
Gain on debt and other liability restructuring	(20,146)	—	—
Gain on lease renegotiation	(2,834)	—	—
Stock compensation expense	460	—	—
Bad debt expense	636	2,288	2,793
Inventory obsolescence and valuation provision	937	2,475	2,116
Deferred taxes	—	—	15,456
Loss (gain) on sale of assets	350	(1,447)	—
Changes in working capital components:
Accounts receivable	2,674	(18)	23,078
Inventory	467	5,529	5,280
Prepaid expenses and other assets	(195)	420	2,502
Accounts payable	(1,377)	5,384	(7,613)
Other liabilities	(4,078)	(3,392)	443
Other equity	—	—	2,035

Net cash (used in) provided by operating activities	(6,865)	1,661	1,487

Cash flows from investing activities:
Proceeds received from sale of ePHONE assets	—	—	648
Proceeds received from sale of American Phone Center assets	—	1,400	—
Proceeds received from sale of property and equipment	279	11,453	891
Capital expenditures	(39)	(294)	(5,130)
Capitalized software additions	(719)	(2,768)	(4,400)

Net cash (used in) provided by investing activities	(479)	9,791	(7,991)

Cash flows from financing activities:
Proceeds from issuance of bridge notes	525	—	—
Proceeds from issuance of bridge notes to related parties	3,475	—	—
Proceeds from issuance of private placement debt	7,850	—	—
Proceeds from issuance of private placement debt to related parties	4,000	—	—
Net (repayments) borrowings under revolver agreement	(5,750)	(12,221)	5,528
Proceeds from issuance of common stock	—	—	2,136
Principal payments on notes payable	(349)	(389)	—
Principal payments under capital lease obligations	(480)	(31)	(649)

Net cash provided by (used in) financing activities	9,271	(12,641)	7,015

Net increase (decrease) in cash and cash equivalents	1,927	(1,189)	511

Cash and cash equivalents at beginning of year	1,239	2,428	1,917

Cash and cash equivalents at end of year	$3,166	$1,239	$2,428

Supplemental information - Cash paid during the year for:
Income taxes	$—	$—	$508
Interest	1,209	2,719	2,902
Interest to related parties	51	—	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts payable converted to notes payable	$288	$1,640	$—
Debt cancelled upon return of inventory to supplier	2,040	—	—
Assets acquired through capital lease transactions	1,336	—	1,264
Debt converted to preferred stock	10,000	—	—
Redemption of preferred stock	1,000	—	—
Warrants issued in connection with leasing arrangement	99	—	—
Warrants issued in connection with bridge financing	653	—	—
Warrants issued to related parties in connection with bridge financing	1,348	—
Warrants issued in connection with private placement financing	2,160	—	—
Warrants issued to related parties in connection with private placement financing	2,223	—	—
Stock issued in connection with conversion of bridge notes	133	—
Stock issued to related parties in connection with conversion of bridge notes	400	—	—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comdial is a United States (“U.S.”) based developer and distributor of business communication systems. Comdial’s principal end-user customers are small to mid-sized offices throughout the US and certain international markets. The distribution network consists of major distributors and direct sales to dealers, national account customers and government entities. Beginning in fiscal 2001, the Company outsourced the majority of its manufacturing operations to four suppliers.

In late 2002, majority control of the Company’s stock ownership changed. Since then, changes have been made in the management team and in operations in efforts to increase sales, improve gross margins and further control other expenses so that the Company can achieve profitability. In addition, in March 2003, management obtained a letter of intent for a $5 million asset-backed financing, which it intends to pursue further, although there are no assurances that this financing will be executed. The accompanying financial statements have been prepared on the going concern basis. Management believes that its cash flow from operations, combined with cash and working capital on hand, will be sufficient to allow the Company to meet its operating expenses, debt service and capital expenditure requirements for at least the next year. However, if sales levels and/or gross margins decline, other operating expenses increase, or other matters arise, management could be required to undertake an alternative plan to potentially include further restructuring or changes in the business, or seek additional debt or equity financing.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Comdial Corporation and its subsidiaries (together, “Comdial” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and for the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, inventory obsolescence, warranty accruals, allowance for product returns, intangible asset impairment valuations and lives, employee benefit plans, and the valuation of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

CASH AND CASH EQUIVALENTS

Cash equivalents are defined as short-term liquid investments with maturities, at the time of purchase, of less than 90 days that are readily convertible into cash.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value or the amount the Company expects to collect on gross customer trade receivables. The Company establishes general reserves of varying percentages based on the aging categories of the receivables. The Company also establishes specific reserves for receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. Comdial does not generally require collateral for receivables and does not charge interest on overdue receivables.

The Company generates a significant amount of net sales from three distributors, ALLTEL Supply, Inc., Graybar Electric Company, Inc., and Sprint/North Supply Inc. During the three years ended December 31, 2002, 2001 and 2000, 89%, 65% and 62%, respectively, of the Company’s net sales were generated from these three companies. If any one of these companies either decides to stop selling our products or experiences significant financial difficulties that negatively impact their ability to sell our products, Comdial could potentially experience significant declines to net sales and cash flow performance.

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

The estimated useful lives of the Company’s property and equipment are as follows:

Buildings	30 years
Land Improvements	15 years
Machinery and Equipment	7 years
Computer Hardware Equipment and Tooling	5 years
Leasehold Improvements	5 years
Computer Software for Internal Use	5 years

GOODWILL

The cost in excess of the fair value of net assets of businesses acquired (goodwill) was amortized in 2001 and prior years over periods ranging from 2 to 10 years. Effective January 1, 2002, the Company ceased amortizing goodwill, pursuant to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. At December 31, 2002 and 2001, the Company had goodwill of $3.4 million, net of accumulated amortization of $14.0 million. The Company recognized amortization expense of $0, $1.9 million and $3.2 million in 2002, 2001 and 2000, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Comdial incurs costs associated with the development of software related to Comdial’s various products, including development performed by outside contract engineers. The Company accounts for such software costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs capitalized in accordance with SFAS No. 86 are amortized using the straight-line method over their useful lives, which are estimated by the Company to be three years. The total amount of unamortized software development costs is $4.7 million and $7.8 million, respectively, at December 31, 2002 and 2001. Accumulated amortization of software development costs is $9.5 million and $8.6 million, respectively, at December 31, 2002 and 2001. Total software development costs of $0.7 million, $2.8 million and $4.4 million were capitalized in the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of capitalized software development costs of $3.1 million, $3.1 million and $3.3 million was recorded in the years ended December 31, 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs for the fiscal years ended 2002, 2001 and 2000, comprise the majority of engineering, research, and development costs, which were $5.3 million, $7.6 million and $6.3 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

DEFERRED FINANCING COSTS

In connection with the Bridge Financing, Comdial issued 0.2 million warrants. These warrants, which were valued at $2.0 million using the Black Scholes method, and $0.4 million of legal and professional fees were recorded as deferred financing costs and amortized over the term of the Bridge Notes. In connection with the Private Placement, Comdial issued 5.3 million warrants. These warrants, which were valued at $4.4 million using the Black Scholes method, and $1.8 million of legal and professional were recorded as deferred financing costs and amortized over the term of the Private Placement Notes. See Note 2. During 2002, $2.9 million was amortized and is included in interest expense in the consolidated statements of operations.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), The Company reviews long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value.

During 2002, 2001 and 2000, as a result of the Company’s restructuring, discontinuance of certain of its product lines, and the initiative to outsource manufacturing, the Company identified certain long-lived assets that were impaired. In addition, a portion of the Company’s goodwill was deemed impaired. See Note 17.

FUTURE AMORTIZATION EXPENSE OF INTANGIBLE ASSETS

The estimated amortization expense of intangible assets included in the balance sheet as of December 31, 2002, for each of the following five years is as follows:

Year Ending December 31, In thousands	Amortization Expense

2003	$4,675
2004	$3,994
2005	$1,945
2006	$96
2007	$—

POSTRETIREMENT BENEFITS OTHER THAN PENSION

Prior to terminating the benefits in June 2002, Comdial accrued estimated costs relating to postretirement health care and life insurance benefits. In 2002, Comdial recognized expense of $3,500 compared to income of $0 and $12,000 during 2001 and 2000, respectively. See Note 12.

REVENUE RECOGNITION

The Company recognizes revenue using the guidance from Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” and AICPA Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is both fixed and determinable and (4) collectibility is reasonably assured. Certain of Comdial’s sales have multiple elements, such as product and installation, and the Company allocates the revenues from these contracts to the elements and recognizes them separately. Generally, the Company recognizes revenues based on their respective fair values on product sales at the time of shipment. The Company accrues a provision for estimated returns concurrent with revenue recognition and classifies certain sales rebates and incentives to its dealers and distributors as a reduction of revenue. Comdial recognizes service revenue upon completion of the repairs or installation.

The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

ADVERTISING COSTS

Costs related to advertising are generally expensed as incurred. Advertising expense was $0.8 million, $1.2 million and $1.0 million in 2002, 2001 and 2000, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company’s stock-based employee compensation plans are described more fully in Note 13. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

In thousands except per share amounts	2002	2001	2000

Net income (loss): As reported	$6,486	$(21,155)	$(63,264)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	776	1,055	1,360
Pro forma	$5,710	$(22,210)	$(64,624)
Basic earnings (loss) per share:
As reported	$3.23	$(34.45)	$(103.20)
Pro forma	$2.85	$(36.17)	$(105.42)
Diluted earnings (loss) per share:
As reported	$2.79	$(34.45)	$(103.20)
Pro forma	$2.46	$(36.17)	$(105.42)

Until March 2001, the 1992 Stock Incentive Plan (the “Incentive Plan”) had features that permitted option recipients to tender shares as partial or full consideration of the exercise price, which caused the Incentive Plan to be classified as a variable plan. Under variable plan accounting, compensation expense is measured, as of each reporting date, as the amount by which the quoted market price of the shares of the Company’s stock covered by the option grant exceeds the exercise price; compensation expense is recognized over the option’s vesting period. Changes, either increases or decreases, in the quoted market price of the Company’s shares between the date of grant and the date of exercise result in a change in the measure of compensation expense. After the March 2001 amendment, the Incentive Plan became a fixed plan.

The other option plans are accounted for as fixed plans. Accordingly, no compensation cost has been recognized for the Company’s fixed stock option plans other than the performance based options that are part of the plan for the Company’s directors.

The Company recognized compensation expense in the amount of $0 and $847,000 for its variable stock option plan for the years ended December 31, 2001 and 2000, respectively. For its director’s performance-based stock options, the Company recorded income of $112,000 for 2002 and expense of $0 and $130,000 for 2001 and 2000, respectively. See Note 13.

INCOME TAXES

Comdial uses the liability method of accounting for income taxes, which is based on the differences between the financial statement and tax basis of assets and liabilities multiplied by the enacted tax rates that are known to be in effect when the differences reverse. The measurement of deferred tax assets is impacted by the amount of any tax benefits where, based on available evidence, the likelihood of realization can be established. Comdial has incurred cumulative operating losses for the last three years for financial statement and tax reporting purposes and has adjusted its valuation allowance account to equal the net deferred tax asset (see Note 9). Tax credits, if any, will be utilized to reduce current and future income tax expense and payments.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income by the weighted average number of common and potentially dilutive common shares outstanding during the period. See Note 10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The Company has evaluated the carrying value of its debt at December 31, 2002, and believes it approximates fair value as the significant debt transactions were initiated less than four months prior to the valuation date.

OTHER COMPREHENSIVE LOSS

Other comprehensive loss is recorded directly to a separate section of stockholders’ equity (deficit) in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of adjustments to the minimum pension liability. The minimum pension liability adjustment represents the excess of the additional pension liability over the fair value of plan assets. See Note 11.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. SFAS No. 146 includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated (“EITF No. 94-3”) – nullifying the guidance under EITF No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the period in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Interpretation No. 45”). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including product warranties and loan guarantees such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of Interpretation No. 45 is not expected to have a material impact on the Company’s operations. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and are disclosed below.

Product Warranty Liability

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. As of 2002, we are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for 2002:

In thousands

Warranty liability at January 1, 2002	$650
Repair costs paid during 2002	(885)
Additions for warranties issued during 2002	1,035
Warranty liability at December 31, 2002	$800

NOTE 2.        FINANCINGS

Bridge Financing

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

Under the terms of the Bridge Financing, the purchasers had the right to convert 13.33% of the principal amount of their respective Bridge Notes into shares of common stock at a conversion price of $0.15 per share. Pursuant to the Subscription Agreement, the purchasers were granted, among other things, registration rights with respect to their shares of common stock issuable upon conversion of the Bridge Notes.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.15 per share. The Company issued an aggregate of 3,554,667 shares pursuant to such conversions.

Private Placement

On September 27, 2002, the Company consummated a closing of approximately $12.6 million under a private placement (the “Private Placement”), including the conversion of the remaining outstanding balance of Bridge Notes of approximately $3.5 million into this new debt. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.2 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”). The Placement Notes are due in three years and provide for quarterly interest-only payments with the entire principal due upon maturity. The Placement Warrants, which were valued at $3.1 million using the Black Scholes method, were recorded as deferred financing costs and are being amortized over the term of the Placement Notes. An aggregate of 0.8 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. Unless forfeited, the Placement Warrants vest after eighteen months and are exercisable until twenty-four months after issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. In addition, the common stock underlying the Placement Notes and the Placement Warrants are subject to certain registration rights.

On October 29, 2002, the Company conducted a second and final closing (the “Second Closing”) under the Private Placement. The Second Closing included the issuance of $775,000 aggregate principal amount of 7% Notes, and 258,333 Placement Warrants. Of the Placement Warrants issued under the Second Closing, 51,667 are subject to forfeiture, on a pro rata basis, as described above.

During 2002, 3.4 million Placement Warrants were exercised.

Private Placement - Winfield

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”). The Winfield Notes are due in three years and provide for quarterly interest-only payments with the entire principal due upon maturity. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes. The Winfield Notes are senior in right of payment and security to the Placement Notes, and the underlying shares of common stock are subject to certain registration rights. During 2002, all Winfield Warrants were exercised.

Advisory Agreement

As previously reported, on June 7, 2002, Comdial entered into an advisory agreement with Commonwealth Associates L.P. (“Commonwealth”) pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of the Company’s outstanding indebtedness to its senior bank lender (the “Debt Restructuring”). Commonwealth received 16,667 shares of Comdial’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 150,485 shares of common stock (representing 5% of our then outstanding fully-diluted capital stock) with an exercise price of $0.15 per share, upon the initial closing of the Bridge Financing on June 21, 2002. The Advisory Shares were valued using the stock price on the date of issuance and were expensed immediately. Commonwealth received additional Advisory Warrants of 76,462 because Comdial received additional proceeds of $1,750,000 from the Bridge Financing during the third quarter of 2003. The Advisory Warrants, which were valued at $2.0 million in total using the Black Scholes method, were recorded as deferred financing costs and amortized over the term of the Bridge Financing. The Advisory Warrants are exercisable at any time through June 21, 2007.

Pursuant to the Advisory Agreement, Commonwealth was also engaged to assist the Company in raising additional debt and/or equity securities and in securing a new senior lender. In connection with the Private Placement and the Winfield Transaction, Commonwealth received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses, which were recorded as deferred financing costs and are being amortized over the term of the Placement Notes and Winfield Notes. Also as a result of the Private Placement and the Winfield Transaction, the Company issued additional Advisory Warrants to Commonwealth to acquire a total of 454,727 shares of common stock at an exercise price of $0.15 per share. These warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs and are being amortized over the term of the Placement Notes and Winfield Notes. The Company received $775,000 in new investments from the Second Closing on October 29, 2002. In connection with the Second Closing, Commonwealth received a 7% placement fee equaling approximately $55,000, approximately $44,000 in expenses, and additional Advisory Warrants to acquire 25,833 shares of common stock at an exercise price of $0.15 per share. Three representatives of Commonwealth now serve on the Board of Directors of the Company.

During 2002, 0.7 million Advisory Warrants were exercised.

Senior Debt Restructuring

In June 2002, ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“BofA”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to BofA and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay BofA in full (see Note 3). In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million, which was expensed immediately as a reduction of the gain on senior debt restructurings (see Note 3). After considering the repayment of BofA, and the payment of fees and expenses, the Company received net proceeds of approximately $2.7 million (excluding the Second Closing), which will be used for working capital purposes.

NOTE 3. DEBT AND OTHER LIABILITY RESTRUCTURINGS

During 2002, the Company expended significant efforts to restructure its various liabilities resulting in gains as summarized below:

Gain on senior debt restructurings	$14.9	million
Gain on other liability restructurings	$3.8	million
Gain on lease renegotiation	$2.8	million

Total gain on restructurings	$21.5	million

Effect on basic earnings per share	$10.75

Gain on Senior Debt Restructurings

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1 million shares of the Preferred Stock to Bank of America. This conversion of bank debt to Preferred Stock resulted in a gain of $9.0 million since the fair value of the Preferred Stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. The Preferred Stock was issued below par and the difference was recorded as a reduction of paid-in capital.

In June 2002, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction in September 2002, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay Bank of America in full. The full amount of $6.5 million paid to Bank of America was accounted for as payment of the $12.7 million debt with no proceeds considered attributable to the redemption of the Preferred Stock. In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million. The buy-out of Bank of America resulted in a net gain of approximately $5.9 million.

Gain on Other Liability Restructurings

In 2002, the Company reached agreements with certain vendors and other creditors to forgive certain current non-bank obligations, net of fees payable to the debt management firm that the Company hired to assist with these efforts. These liabilities included amounts owed to a former distributor of the Company’s products, several component parts suppliers and a seller of industrial equipment. The gains on forgiveness of $2.0 million were recognized during 2002.

In addition, in July 2000, the Company froze its non-qualified pension plan, the Retirement Benefit Restoration Plan (the “Plan”), thereby eliminating any further benefit accrual by employees in the Plan. During the first quarter of 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Plan. The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June 2005, for a total aggregate payout of $0.5 million. The Agreements settled all remaining liabilities of the Company pursuant to the Plan, thus the Company terminated the Plan and recognized a gain of $1.1 million.

During 2002, the Company terminated certain health care and life insurance benefits for retired employees and recognized a gain of $0.7 million.

Included in the non-bank obligations reduction in 2002 is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase the inventory by January 2007, with a minimum monthly purchase amount of $25,000. No gain or loss was recognized on this transaction. As of December 31, 2002, the Company had sufficient purchase orders in process to meet its minimum commitment.

Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002. As of December 31, 2002, the Company had fulfilled the commitment.

Gain on Lease Renegotiation

On March 21, 2002, the Company and Relational Funding Corporation and its assignees (collectively “RFC”) reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002, which is included in miscellaneous income in the accompanying consolidated statements of operations. In addition, Comdial agreed to provide warrants to RFC to purchase 11,667 shares of the common stock of the Company for $9.15 per share, which warrants have an estimated fair market value of approximately $0.1 million and an expiration date of 2012.

NOTE 4. ACQUISITIONS & DISPOSALS

SALE OF AVALON BUSINESS

In October 2001, Comdial entered into an agreement to sell its Avalon product line and certain related assets to a third party for approximately $125,000. Significant terms of the contract include conditional exclusivity of the rights and technology associated with the Avalon product, license fees to be paid to Comdial over a three-year period, and assignment of in-process customer contracts. Due to losses on assignments of in-process customer contracts, the Company recognized a loss of $81,000 in 2001 related to the sale, which is recognized in loss on disposal of assets in the accompanying statements of operations.

SALE OF AMERICAN PHONE CENTERS, INC.

In May 2001, the Company sold certain assets of its subsidiary, American Phone Centers (“APC”), for $1.4 million, all of which was collected in 2001. Included in the sale were the following assets: inventory, equipment, excess and discontinued products and certain intellectual property rights associated with APC. A sales and marketing executive of Comdial owns approximately 5% of the buyer. In addition, 53 of the Company’s employees became employees of the buyer. The Company and the buyer entered into two ancillary agreements related to repair of products and the sale of discontinued products. The Repair Agreement authorizes the buyer to perform certain non-warranty repair work on Comdial products. Under the Discontinued Product Agreement, the buyer is authorized to sell certain discontinued Comdial products. The Company recognized a loss of $45,000 on the sale during 2001, which is recognized in loss on disposal of assets in the accompanying statements of operations.

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

The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001, which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million has been deferred due to the leaseback and is being amortized over three years, the term of the lease, as a reduction of rent expense. For the years ended December 31, 2002 and 2001, the Company amortized $0.7 million and $1.1 million, respectively, as a reduction of rent expense. As of December 31, 2002, the balance of the deferred gain amounts to $0.5 million.

SALE OF ARRAY ASSETS

In March 2000, the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. (“ePHONE”) related to the business of its wholly owned subsidiary, Array Telecom Corporation. Pursuant to the agreement, the Company sold certain fixed assets and products, and provided a license in certain intellectual property for a five-year term to ePHONE. The agreement also allowed ePHONE to utilize the name “Array” and provided ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company had been recognizing the gain of $1.9 million into income over a five-year period from the date of closing. Due to ePHONE filing for arbitration against the Company on October 2, 2001 and the subsequent termination of the agreement, Comdial ceased to recognize any amortization of the deferred gain as of September 30, 2001. However, during August 2002, the American Arbitration Association issued an award in favor of the Company requiring ePHONE to pay the Company $1.7 million and the Company and ePHONE agreed to terminate the royalty agreement; therefore, the entire deferred gain of $1.3 million was recognized and is included as gain from arbitration award in the accompanying consolidated statements of operations. On November 13, 2002, the Company entered into a settlement agreement with ePHONE in which the Company agreed to accept $1.6 million in full satisfaction of the amounts owed by ePHONE pursuant to the award. During November 2002, ePHONE made the $1.6 million payment under the settlement, which is included in gain from arbitration award in the accompanying consolidated statements of operations.

NOTE 5. INVENTORIES

Inventory, net of allowances, consists of the following:

December 31, In thousands	2002	2001

Finished goods	$5,341	$5,040
Materials and supplies	742	4,487

Total	$6,083	$9,527

Comdial records provisions for product obsolescence, which reduce gross margin. Allowances for inventory obsolescence amounted to $1.1 million and $4.0 million as of December 31, 2002 and 2001, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

In the fourth quarter of 2000, the Company decided to outsource the majority of its manufacturing operations. As a result, the Company recorded a lower of cost or market adjustment to reduce the carrying value of its inventory in the amount of $2.4 million.

As of December 31, 2002, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net of impairment charges and accumulated depreciation, consists of the following:

December 31, In thousands	2002	2001

Buildingsand leasehold improvements	$412	$618
Machinery and equipment	5,090	11,174
Computer hardware equipment and tooling	5,411	4,400
Computer software for internal use	2,991	3,354
Less accumulated depreciation	(9,710)	(13,707)

Property and equipment - Net	$4,194	$5,839

Depreciation expense charged to operations for the years 2002, 2001 and 2000, was $2.2 million, $3.0 million and $4.4 million, respectively.

Due to the Company’s decision to outsource the majority of its manufacturing operations, management determined through an impairment analysis that certain of its fixed assets associated with manufacturing were impaired. Accordingly, the Company recognized impairment losses on its property and equipment of $0.2 million, $1.0 million and $0.3 million in fiscal 2002, 2001 and 2000, respectively. See Note 17.

NOTE 7. OPERATING LEASE OBLIGATIONS

Comdial has various operating lease obligations relating to office and warehouse space and office equipment. Future aggregate minimum rental commitments under operating lease agreements that have initial non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31 In thousands	Operating Leases

2003	$1,048
2004	904
2005	941
2006	977
2007	1,013
thereafter	2,225

Total minimum lease commitments	$7,108

The lease for the Company’s corporate headquarters includes escalation clauses. The escalating payment requirements are included in the above schedule. The rent expense is recorded on a straight-line basis over the term of the lease. Total rent expense for operating leases, including rentals which are cancelable on short-term notice, for the years ended December 31, 2002, 2001 and 2000, was $0.9 million, $1.6 million and $3.7 million, respectively.

NOTE 8. DEBT

Long-term debt consists of the following:

December 31, In thousands	2002	2001

Revolver (1)	$—	$16,500
Term Loan (1)	—	6,404
Capital Leases (2)	1,775	3,578
Notes Payable (3)	168	947
Promissory Note (4)	—	2,079
Bridge Notes (5)	—	—
Private Placement Notes (6)	13,317	—
Private Placement Senior Notes (7)	2,000	—

Total Debt	17,260	29,508
Less current maturities on debt	644	2,596

Total long-term debt	$16,616	$26,912

   (1)    As described in Note 3, on March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1 million shares of the Preferred Stock to Bank of America. The Preferred Stock could be converted at any time on a 1 to 1.5 ratio into a maximum of 0.1 million shares of Comdial common stock. This conversion ratio varied if the Company received additional debt or equity, under circumstances defined in the agreement. The conversion ratio would be reduced to as low as 1 to 0.5, or 33,333 shares of common stock in the event Comdial elected to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial had a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America had no mandatory redemption. The Preferred Stock had a 5 percent cumulative annual dividend if paid with cash ($0.5 million per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends were being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends were subject to certain demand and piggyback registration rights pursuant to a registration rights agreement, which would require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to Preferred Stock resulted in a gain on senior debt restructurings of $9.0 million since the fair value of the Preferred Stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. The Preferred Stock was issued below par and the difference was recorded as a reduction of paid-in capital.

In June 2002, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction in September 2002, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay Bank of America in full. The full amount of $6.5 million paid to Bank of America was accounted for as payment of the $12.7 million debt with no proceeds considered attributable to the redemption of the Preferred Stock. In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million. The net gain on the buy-out of Bank of America is approximately $5.9 million and is included as gain on senior debt restructurings in the accompanying consolidated statement of operations. The Preferred Stock continues to be authorized with the same terms as prior to the payoff.

   (2)    The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. As described in Note 3, on March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during 2002, which is included in gain on lease renegotiation in the accompanying consolidated statement of operations. In addition, Comdial agreed to provide RFC warrants to purchase 11,167 shares of the common stock of the Company for $9.15 per share, which had an estimated fair market value of approximately $0.1 million at the date of grant.

   (3)    The Company had unsecured notes payable in the amount of $0.9 million outstanding as of December 31, 2001. In March 2002, the notes were renegotiated and reduced to an outstanding balance of $0.1 million (see Note 3), of which the balance remaining at December 31, 2002 is $25,000 and is payable in monthly installments of approximately $12,500. In August 2002, the Company signed an unsecured note payable of $0.3 million with one of its suppliers. The balance as of December 31, 2002 is approximately $143,000 and is payable in monthly installments of $12,500 through February 2003 and $19,829 from March 2003 through August 2003. The note bears no interest.

   (4)    On October 12, 2001, the Company signed a promissory note with one of its suppliers that converted $2.1 million in accounts payable owed to the supplier to a long-term note. In February 2002, this note was canceled. See Note 3.

   (5)    As described in Note 2, on June 21, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000, pursuant to Subscription Agreements (the “Subscription Agreements”) which provided for up to $4 million of bridge financing to the Company (the “Bridge Financing”). During the third quarter of 2002, additional proceeds of $1,750,000 were received to complete the Bridge Financing. Under the terms of the Bridge Financing, the purchasers had the right to convert 13.33% of the principal amount of their respective Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.15 per share. Because the Bridge Notes were convertible at a price less than the market price on the closing dates, they contain a beneficial conversion feature. Based on the stock prices on the various closing dates, the amounts attributed to the feature were recorded as additional paid-in capital. The debt discount ($2.3 million for the Bridge Notes issued on June 21, 2002 and $1.3 million for the Bridge Notes issued during the third quarter of 2002) was being accreted over the term of the debt, using the effective yield method. Due to the conversion of the Bridge Notes described below, the remaining debt discount of $0.4 million was expensed as of the conversion date of September 27, 2002, and is included in miscellaneous expense in the consolidated statements of operations. The accretion of the debt discount of $3.2 million is included in interest expense.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.15 per share. The Company issued an aggregate of 3,554,667 shares pursuant to such conversions.

   (6)    On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”). The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, were recorded as deferred financing costs. An aggregate of 0.9 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. The Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. In addition, the common stock underlying the Placement Notes and the Placement Warrants are subject to certain registration rights.

The Placement Notes mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended by the Company for up to one year. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 12% from the original maturity date until repayment. The principal amount of the Placement Notes is payable on the maturity date. Interest is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. Described in (7) below) on substantially all of the Company’s assets. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Included in the outstanding balance at December 31, 2002 are $7.0 million in amounts due to Comvest, Shea Ventures, LLC and Nickolas A. Branica, our CEO, all of which are related parties.

   (7)    As described in Note 2, on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”). The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes are convertible on the same terms and subject to the same conditions as the Placement Notes [see (6) above] and mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended by the Company for up to one year. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The principal amount of the Winfield Notes is payable on the maturity date. Interest is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes, and the underlying shares of common stock are subject to certain registration rights. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

In addition, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. As of December 31, 2002, the $1.5 million remains on deposit with BofA as collateral for the two letters of credit and is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Long-term debt maturities, including future minimum lease commitments for capitalized leases are as follows:

Year Ending December 31, In thousands	Capital Leases	Other Long- Term Debt	Total

2003	$476	$168	$644
2004	390	—	390
2005	303	15,317	15,620
2006	303	—	303
2007	303	—	303
thereafter	—	—	—

Total minimum commitments	$1,775	$15,485	$17,260

Assets recorded under capital leases (included in property and equipment in the accompanying consolidated balance sheets) are as follows:

December 31, In thousands	2002	2001

Capitalized hardware	$1,336	$—
Less accumulated amortization	(194)	—

Capitalized hardware – net	$1,142	$—

Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE 9.         INCOME TAXES

The components of the income tax expense (benefit) for the following years ended December 31 are as follows:

In thousands	2002	2001	2000

Current - Federal	$—	—	$(40)
State	—	—	(16)
Deferred - Federal	—	—	14,200
State	—	—	1,256

Total provision	$—	—	$15,400

The income tax provision reconciled to the tax computed at statutory rates for the years ended December 31, is summarized as follows:

In thousands	2002	2001	2000

Federal tax at statutory rate
(35% in 2002, 2001 and 2000	$2,205	(7,408)	$(16,752)
State income taxes (net of federal tax benefit)	257	(779)	806
Nondeductible charges	179	52	40
Other adjustments	—	(143)	197
Expiring business credits	—	—	66
Adjustment of valuation allowance	(2,641)	8,278	31,043

Income tax provision	$—	$—	$15,400

No net deferred tax assets have been recognized in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, respectively. The components of the net deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows:

	December 31,

Deferred Assets (Liabilities) In thousands	2002	2001

Net loss carryforwards	$23,125	$20,839
Tax credit carryforwards	1,411	1,411
Inventory	590	1,774
Postretirement	—	281
Pension Reserve	3,104	—
Compensation and benefits	933	1,357
Capitalized software development costs	1,928	1,746
Other deferred tax assets	2,517	3,257
Goodwill	2,351	5,407
Research and development expenditures	6,465	6,786
Allowance for bad debts	264	1,331
Deferred financing costs	897	—

Total deferred tax assets	43,585	44,189

Fixed asset depreciation	(1,675)	(1,771)

Total deferred tax liabilities	(1,675)	(1,771)

Net deferred tax assets	41,910	42,418
Less:Valuation allowance	(41,910)	(42,418)

Total	$—	$—

Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. Due to the three-year cumulative basis losses, the Company recorded a valuation allowance equal to its net deferred tax assets of $41.9 and $42.4 million for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recorded an increase (decrease) of its valuation allowance of ($0.5 million), $8.3 million and $33.8 million, respectively. Approximately $3.1 million of the valuation allowance shown above relates to tax benefits from a pension obligation that will be credited to other comprehensive income when realized.

At December 31, 2002 Comdial had net operating loss and credit carryovers of approximately $62.0 million expiring beginning in 2004 through the year 2022. However, the Company experienced a change in control in 2002, pursuant to the provisions of IRC §382 and is subject to limitations on annual net operating loss deductions. As such, some of the net operating losses are expected to expire prior to utilization.

NOTE 10:      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 215,768, 68,133 and 70,110 shares of common stock and warrants to purchase 11,667, 0 and 0 shares of common stock for the years ended December 31, 2002, 2001 and 2000, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the annual earnings (loss) per share information for the years ended December 31, 2002, 2001 and 2000.

In thousands, except per share data	2002	2001	2000

Basic:
Net income (loss) applicable to all shareholders	$6,486	($21,155)	($63,264)
Preferred stock dividend	(284)	—	—
Gain on redemption of preferred stock	1,000	—	—

Net income (loss) applicable to common stock	$7,202	($21,155)	($63,264)

Weighted average number of common shares outstanding during the period	2,005	613	612
Add - Deferred shares	1	1	1

Weighted average number of shares used in calculation of basic earnings per common share	2,006	614	613

Earnings (loss) per share before preferred stock dividend	$3.23	($34.45)	($103.20)
Preferred stock dividend	(0.14)	—	—
Gain on redemption of preferred stock	0.50	—	—

Earnings (loss) per share applicable to common stock	$3.59	($34.45)	($103.20)

Diluted:

Net income (loss) applicable to all shareholders	$6,486	($21,155)	($63,264)
Preferred stock dividends	(284)	—	—
Gain on redemption of preferred stock	1,000	—	—

Net income (loss) applicable to common stock	$7,202	($21,155)	($63,264)

Weighted average number of shares used in calculation of basic earnings per common share	2,006	614	613
Effect of dilutive stock options	57	—	—
Effect of dilutive warrants	262	—	—

Weighted average number of shares used in calculation of diluted earnings per common share	2,325	614	613

Earnings (loss) per share before preferred stock dividend	$2.79	($34.45)	($103.20)
Preferred stock dividend	(0.12)	—	—
Gain on redemption of preferred stock	0.43	—	—

Earnings (loss) per share applicable to common stock	$3.10	($34.45)	($103.20)

During the years ended December 31, 2002, 2001 and 2000, 0, 567, and 17,469 options were exercised at a weighted average exercise price of $0, $0, and $122.25, respectively.

NOTE 11.     PENSION AND SAVINGS PLANS

As of December 31, 2002, Comdial has one qualified pension plan that provides benefits based on years of service and an employee’s compensation during the employment period. This plan is a qualified plan for all employees of Comdial. Comdial had a second pension plan that was terminated during 2002; this was a non-qualified plan (“Retirement Benefit Restoration Plan”). The non-qualified plan was strictly for executive officers and/or highly compensated employees who are designated as a participant of the plan by the Compensation Committee of Comdial. The non-qualified plan was not funded.

The calculation of pension benefits prior to 1993 was based on provisions of two previous pension plans. One plan provided pension benefits based on years of service and an employee’s compensation during the employment period. The other plan provided benefits based on years of service only. The funding policy for the plans was to make the minimum annual contributions required by applicable regulations. Assets of the plans are generally invested in equities and fixed income instruments.

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

As discussed in Note 3, during 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Retirement Benefit Restoration Plan. The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June 2005, for a total aggregate payout of $0.5 million. The Agreements settled all remaining liabilities of the Company pursuant to the Retirement Benefit Restoration Plan, thus the Company terminated the Retirement Benefit Restoration Plan and recognized a gain of $1.1 million, which is included as gain on other liability restructurings in the accompanying consolidated statements of operations.

During February 2003, the Company discovered that approximately $0.6 million and $0.1 million of unauthorized disbursements were made from the pension plan during 2002 and 2003, respectively, by a former employee of Comdial. The Company believes it has adequate insurance coverage to protect the pension plan against these losses, but there can be no assurance that the plan will completely recover the losses. Management believes that this matter will not have a material adverse financial impact on the Company. The $0.6 million of unauthorized disbursements made during 2002 are included in the calculations below, as they were disbursed during 2002 from the pension plan and recovery is not yet certain.

The following table sets forth the change in projected benefit obligations of the pension plans during 2002 and 2001.

In thousands	2002	2001

Benefit obligation at beginning of year	$25,433	$25,603
Service cost	—	—
Interest cost	1,699	1,870
Actuarial loss (gain)	3,162	(494)
Disbursements	(3,431)	(1,546)
Termination adjustment	(1,220)	—

Benefit obligation at end of year	$25,643	$25,433

The Retirement Benefit Restoration Plan has projected benefit obligations of $0 and $1.2 million at December 31, 2002 and 2001, respectively, with no plan assets.

The following table sets forth the change in plan assets of the pension plans and amounts recognized in Comdial’s Consolidated Balance Sheets at December 31, 2002 and 2001.

In thousands	2002	2001

Fair value of plan assets at beginning of year	$25,497	$25,170
Actual return on plan assets	(2,127)	1,873
Employer contribution	—	—
Disbursements	(3,431)	(1,546)

Fair value of plan assets at end of year	$19,939	$25,497

Funded status	$(5,704)	$64
Unrecognized actuarial loss (gain)	8,241	(253)
Unrecognized prior service cost	—	—
Additional minimum liability adjustment	(8,241)	—

Net amount recognized	$(5,704)	$(189)

Amounts recognized in the Consolidated Balance
Sheets consist of:
Prepaid benefit cost	$2,537	$2,147
Accrued benefit liability	(8,241)	(2,336)

Net amount recognized	$(5,704)	$(189)

Assumptions used in accounting for the plans as of December 31, 2001 and 2000, were as follows:

	2002	2001	2000

Discount rate	7.25%	7.25%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	4.50%

Net periodic pension cost (benefit) for 2002, 2001 and 2000 included the following components:

In thousands	2002	2001	2000

Service cost	$—	$—	$1,051
Interest cost	1,699	1,870	1,938
Expected return on plan assets	(2,067)	(2,185)	(2,050)
Amortization of prior service cost	—	—	186
Settlement gain	—	—	(112)
Curtailment loss	—	—	464
Recognized actuarial loss (gain)	(36)	—	(17)
Termination gain	(1,123)	—	—

Net periodic pension (benefit) cost	$(1,527)	$(315)	$1,460

On December 31, 2002, the projected benefit obligations (calculated using a discount rate of 7.25%) exceeded the market value of the plan assets (adjusted for accruals) by $8.2 million. Accordingly, the Company recorded a liability and related other comprehensive loss item (as a direct decrease in stockholders’ equity) on the accompanying consolidated balance sheet of $8.2 million, net of tax benefits of $0. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2003.

In addition to these pension benefits, Comdial contributes to a 401(k) plan, based on employee’s contributions. Participants can contribute from 1% to 17% of their salary and Comdial will match contributions equal to 50% of the participant’s contribution up to the first 6%. Comdial’s total expense for the matching portion of the 401(k) plan for 2002, 2001 and 2000 was $0.2 million, $0.4 million and $0.6 million, respectively.

NOTE 12.     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Prior to the Company terminating the benefits in June 2002, Comdial provided certain health care coverage (until age 65), which was subsidized by the retiree through insurance premiums paid to Comdial, and life insurance benefits for substantially all of its retired employees. Upon terminating the benefits, the Company recorded a gain of $0.8 million, which as included in miscellaneous income in the accompanying consolidated statements of operations. The effect of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” on operating income for 2001 was income of $0, compared to income of $12,000 for 2000. The postretirement benefit obligation was not funded and did not include any provisions for securities, settlement, curtailment, or special termination benefits. In 1993, when SFAS No. 106 went into effect, Comdial elected to amortize the cumulative effect of this obligation over 20 years (see unrecognized transition obligation in the table below).

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

The following table sets forth the change in postretirement benefit obligations and amounts recognized in Comdial’s Consolidated Balance Sheets at December 31, 2002 and 2001.

In thousands	2002	2001

Benefit obligation at beginning of year	$412	$388
Service cost	3	4
Interest cost	14	29
Plan participants’ contributions	15	5
Actuarial loss/(gain)	—	6
Benefits paid	(16)	(20)
Termination effect	(428)	—

Benefit obligation at December 31	$—	$412

The following tables set forth the change in plan assets of the postretirement benefits and amounts recognized in Comdial’s Consolidated Balance Sheets at December 31, 2002 and 2001.

In thousands	2002	2001

Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1	15
Plan participants’ contributions	15	5
Benefits paid	(16)	(20)

Fair value of plan assets at December 31	$—	$—

Funded status	$—	$(412)
Unrecognized transition obligation	—	401
Unrecognized actuarial gain	—	(735)

Accrued benefit cost	$—	$(746)

The discount rate used in accounting for the plans as of December 31, 2001 and 2000, was 7.25% and 7.50%, respectively.

Net periodic postretirement (benefit) cost for 2002, 2001 and 2000, included the following components:

In thousands	2002	2001	2000

Service cost	$3	$3	$4
Interest cost	14	29	27
Amortization of unrecognized transition obligation	19	37	37
One-time curtailment income	—	—	(6)
Recognized actuarial gain	(32)	(69)	(74)
Termination gain	(750)	—	—

Net postretirement (benefit) cost	$(746)	$—	$(12)

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Comdial Corporation 2002 Employee and Non-employee Directors Stock Incentive Plan (the “2002 Plan”) was adopted by our Board of Directors and approved by the shareholders of the Company at the special meeting held August 26, 2002.

The 2002 Plan replaces the 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan (together the “1992 Plans”), each of which expired according to their terms on March 5, 2002. However, the 1992 Plans will continue activity to the extent all options are either exercised or cancelled. The 2002 and 1992 Plans provide for stock options to purchase shares of common stock that may be granted to officers, directors and certain key employees as additional compensation. Pursuant to the terms of the 1992 Non-employee Directors Stock Incentive Plan (the “Directors Stock Incentive Plan”), each non-employee director shall be awarded 222 shares of Comdial’s common stock for each fiscal year Comdial reports income. In January 1997, in accordance with the terms of the Directors Stock Incentive Plan, the board of directors adopted a resolution suspending 56 of the 222 shares of Comdial’s common stock automatically awarded to non-employee directors under such circumstances. In 2002, 2001, and 2000, non-employee directors were awarded 667, 0, and 167 shares, respectively under the Directors Stock Incentive Plan. Previously, directors could elect to defer receipt of their shares; however, in 2002, the Company settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $112,000 related thereto.

The Plans are composed of stock options, restricted stock, non-statutory stock, and incentive stock. Comdial’s incentive plans are administered by the Compensation Committee of Comdial’s Board of Directors.

As of December 31, 2002, there were 27,792 shares of Comdial’s common stock reserved for issuance under the 2002 Plan that was approved by the stockholders in 2002.

Options granted in 2002 under the 2002 Plan have a maximum term of ten years and vest in installments of 33.33% per year on each of the first through the third anniversaries of the grant date. Options granted in 2002, 2001 and 2000 under the 1992 Plans have a maximum term of ten years and vest in installments of 50%, 25% and 25% per year on each of the first through the third anniversaries of the grant date. During 2002, the Company also issued 166,667 stock options with a 10 year term outside of the 1992 and 2002 Plans to an employee/director (the “Director Plan”), with 40% of such options vesting immediately and 20% vesting on each of the first through the third anniversaries of the grant date. All options granted under the 2002, 1992 and Director Plans are granted at an exercise price equal to the market price of Comdial’s common stock on the grant date.

Information regarding stock options granted under the 2002, 1992, and Director Plans is summarized below:

	2002	(1)	2001	(1)	2000	(1)

Options outstanding
January 1;	68,133	$44.38	70,110	$81.30	71,986	$129.90
Granted	1,149,880	2.01	48,324	11.55	48,567	50.10
Exercised	0	0.00	(567)	0.00	(17,469)	122.25
Terminated	(5,512)	61.35	(49,734)	82.65	(32,973)	123.15
Options outstanding, December 31;	1,212,501	4.16	68,133	44.25	70,111	79.65
Options exercisable, December 31;	192,566	11.69	27,096	44.55	17,717	134.40
Per share ranges of options outstanding at December 31	$0.98	$196.95	$4.20	$202.50	$21.15	$202.50

Dates through which options outstanding at December 31, were exercisable	1/2003	12/2012	1/2002	12/2011	1/2000	12/2010

   (1)    Weighted-average exercise price at grant date.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$ 0.98 to $20.25	1,175,588	9.1	$2.11	169,998	$5.15
$20.25 to $40.50	25,994	7.8	28.07	16,650	28.05
$40.50 to $81.00	0	0.0	0.00	0	0.00
$81.00 to $101.25	257	1.8	86.87	257	86.87
$101.25 to $121.50	1,186	5.4	113.93	1,186	113.93
$121.50 to $141.75	1,226	3.7	132.60	1,226	132.60
$141.75 to $162.00	0	0.0	0.00	0	0.00
$162.00 to $182.25	1,120	5.1	164.10	1,120	164.10
$182.25 to $196.95	7,130	7.2	188.10	2,129	189.54

	1,212,501	9.1	$4.16	192,566	$11.69

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Risk-free interest rate	1.45%	3.04%	6.03%
Expected Life	5.87	7.36	5.10
Expected volatility	375.1%	110.3%	87.0%
Expected dividends	None	None	None

If compensation cost for Comdial’s 2002, 1992, and Director Plans had been determined based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, Comdial’s net income (loss) and earnings (loss) per share would have been shown in the pro forma amounts indicated below:

In thousands except per share amounts	2002	2001	2000

Net income (loss): As reported	$6,486	$(21,155)	$(63,264)
Additional compensation expense	776	1,055	1,360
Pro forma	$5,710	$(22,210)	$(64,624)
Basic earnings (loss) per share:
As reported	$3.23	$(34.45)	$(103.20)
Pro forma	$2.85	$(36.17)	$(105.42)
Diluted earnings (loss) per share:
As reported	$2.79	$(34.45)	$(103.20)
Pro forma	$2.46	(36.17)	$(105.42)

The weighted average fair value of options granted in which the option price equaled the fair market value of the Company’s stock on the date of grant is $6.42, $7.65, and $41.10 for the years ending December 31, 2002, 2001 and 2000 respectively.

NOTE 14.               SEGMENT INFORMATION

During 2002, 2001 and 2000, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the years ended December 31:

(In thousands)	2002	2001	2000

Business Segment Net Sales
Switching	$36,892	$53,511	$49,545
Messaging	13,240	15,183	28,014
CTI & Other	1,589	7,473	12,005

Net sales	$51,721	$76,167	$89,564

(In thousands)	2002	2001	2000

Business Segment Gross Profit
Switching	$12,077	$14,346	$5,646
Messaging	5,069	8,967	13,248
CTI & Other	70	445	(7,045)

Gross profit	17,216	23,758	11,849
Operating expenses	27,286	43,147	55,879
Interest expense, net	7,803	2,759	2,902
Loss (gain) on sale of assets	350	(1,447)	—
Miscellaneous (income) expense – net	(24,709)	454	932

Income (loss) before income taxes	$6,486	($21,155)	($47,864)

Comdial had sales in excess of 10% of net sales to three customers as follows:

In thousands	2002	2001	2000

Sales:
ALLTEL Supply, Inc.	$9,982	$9,148	$14,563
Graybar Electric Company, Inc.	26,067	29,770	24,683
Sprint/North Supply, Inc.	10,326	11,007	16,035
Percentage of net sales:
ALLTEL Supply, Inc.	19%	12%	16%
Graybar Electric Company, Inc.	50%	39%	28%
Sprint/North Supply, Inc.	20%	14%	18%
Net sales of all three:
Switching	$35,103	$46,272	$49,894
Messaging	11,272	3,653	5,387

Net sales	$46,375	$49,925	$55,281

NOTE 15.               LITIGATION AND OTHER CONTINGENT LIABILITIES

Comdial currently and from time to time is involved in litigations arising in the ordinary course of its business. Those that the Company believes may have a significant impact on it are described below. Comdial can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows or financial condition.

In separate suits filed against the Company and Allegheny Voice & Data, Inc. (“Allegheny”) in Kanawha County, West Virginia in November and December 2002, Federal Insurance Company of Warren New Jersey as Subrogee of Rubin Brothers, LLC and Allstate Insurance Company as Subrogee of Kathryn Standsfield & Rebecca Hayes D/B/A Geraniums, Inc., and Erie Insurance Property and Casualty Company and Alex Franklin, Ltd., allege that a telecommunications system sold by Comdial and installed by Allegheny caused a fire resulting in damage to a commercial building. The suits seek damages against Comdial in excess of $770,000. The Company believes its equipment was not the cause of the fire, and has denied all of the substantive claims made against it in this matter. These cases have been consolidated upon a motion filed by the Company. No amounts have been accrued.

On November 13, 2002, the Company entered into a settlement agreement with ePHONE Telecom, Inc. (“ePHONE”) in which the Company agreed to accept $1.6 million in full satisfaction of the amounts owed by ePHONE pursuant to an arbitration award handed down in the Company’s favor. Subsequently in November 2002, ePHONE made payment under the settlement in full amount of $1.6 million. ePHONE filed for arbitration against the Company with the American Arbitration Association (the “AAA”) in Washington, DC on October 16, 2001 alleging fraud in the inducement, among other things, arising from the alleged breach of an exclusive license agreement. ePHONE was seeking rescission of the agreement and a return of the full amount of $2.7 million paid to Comdial there under, as well as compensatory and punitive damages. Comdial filed counterclaims against ePHONE based on ePHONE’s failure to make minimum royalty payments due under the agreement and for loss of future revenues based on ePHONE’s breach of the agreement. On August 27, 2002, the AAA issued its award in which it denied all claims made by ePHONE and ordered ePHONE to pay the Company approximately $1.7 million on the Company’s counterclaim, plus reimbursement for certain expenses paid by the Company. In November 2002, ePHONE paid the full amount required.

In November 2002, the Company filed a demand for arbitration with the American Arbitration Association against Boundless Manufacturing Services, Inc. (“Boundless”). Among other things, the Company contends that Boundless breached its contractual obligations to the Company by failing to meet the Company’s orders for the delivery of products manufactured by Boundless. The Company’s demand seeks damages in excess of $6.0 million. On February 6, 2003, Boundless responded to the Company’s demand by denying substantially all of the Company’s claims and asserting counterclaims totaling approximately $8.2 million, including approximately $0.8 million in past due invoiced amounts. The Company believes that Boundless’ claims are substantially without merit and that it has adequate substantive and procedural defenses against such claims. On March 13, 2003, Boundless announced that it has filed for protection pursuant to Ch. 11 of the U.S. Bankruptcy Code. This filing will result in an immediate stay of the arbitration matter. It is not known at this time whether this filing will have any long-term impact on the arbitration, or whether the arbitration will eventually proceed. No amounts have been accrued.

On August 12, 2002, Rates Technology Inc. (“RTI”) filed suit against the Company in the U.S. District Court for the Eastern District of New York alleging patent infringement and breach of contract. On August 22, 2002, the Company reached a settlement with RTI and the amount was expensed and paid in full during the third quarter of 2002. The specific financial terms of the settlement are confidential, but are not material to the Company’s statement of operations.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover’s state law claims against Comdial are preempted by federal law, specifically ERISA. However, the district court granted Mr. Grover’s motion to remand the case back to state court. Subsequently, in February 2003, the case was removed to federal court once again on notice from the Company. Mr Grover has moved to have the case remanded to state court, and this motion has been taken under advisement by the federal court. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued.

On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation also described in Note 3. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of December 31, 2002.

On January 24, 2003, the Company was notified by letter from an insurance representative of the Catholic Cathedral of St. Thomas Moore that the Cathedral’s insurance carrier might pursue a subrogation claim based on a fire at the Cathedral that may have been caused by the installation or failure of equipment installed by the Company. The Company does not believe it installed any equipment at the Cathedral and has notified its insurance carrier of this claim. In the light of the fact that this claim is so recent and no investigation into this matter has been conducted, the Company can provide no assessment of potential liability. The Company believes that the repairs needed to repair the damage to the Cathedral were approximately $150,000, although it has received no written confirmation of same.

During late 2002, the Company began discussions with a third party concerning a potential claim of patent infringement that such party has indicated it may bring against the Company. Although the Company expects to settle such claim prior to litigation, there can be no assurance that such settlement will be reached, or, even if settlement is reached, that the terms of such settlement will not have a material adverse affect on the Company. If settlement is not reached, and if litigation is filed against the Company, defense of such case will likely result in material expenditures and could have a material adverse affect on the Company. Further, there can be no assurance that the Company would prevail in such litigation, and a finding against the Company could reasonably be expected to have a material adverse affect on the Company. The Company has accrued the probable settlement amount with respect to this matter, which is not material to the financial statements.

During February 2003, the Company discovered that approximately $0.6 million and $0.1 million of unauthorized disbursements were made from the pension plan during 2002 and 2003, respectively, by a former employee of Comdial. The Company believes it has adequate insurance coverage to protect the pension plan against these losses, but there can be no assurance that the plan will completely recover the losses. Management believes that this matter will not have a material adverse financial impact on the Company. No amounts have been accrued in the Company’s financial statements for any losses.

NOTE 16.     RESTRUCTURING PLANS

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

As of December 31, 2001, the Company had a remaining obligation of $0.5 million relating to the 2000 and 2001 restructurings. During the year ended December 31, 2002, the Company made cash severance payments of $0.5 million. As of December 31, 2002, the Company had no remaining obligations related to the 2000 and 2001 restructurings.

NOTE 17. IMPAIRMENT OF LONG-LIVED ASSETS

During 2002, 2001 and 2000, Comdial recorded impairment losses on long-lived assets, including goodwill, of $1.0 million, $3.2 million and $7.4 million, respectively. Asset impairments for 2001 and 2000 of $1.0 million and $0.3 million, respectively, were recorded related to the manufacturing equipment that was to be disposed as a result of the outsourcing of Company’s manufacturing operations. The asset impairments were measured by the excess of the carrying value of the assets over the fair value of the assets. Fair value of the assets was determined by independent valuations and quoted market prices. The carrying value of the assets held for disposal at December 31, 2001 and 2002 was $0.3 million and $0, respectively.

Other impairment losses consisted of capitalized software development costs in the amount of $0.7 million, $1.4 million and $0.4 million for 2002, 2001 and 2000, respectively, related to discontinued products. These losses were based on a comparison of the projected undiscounted cash flows to the carrying value of these assets. In 2002, 2001 and 2000, $0.2 million, $0 and $3.9 million, respectively, of software purchased for internal use that was no longer going to be utilized due to the Company’s downsizing was written off. In 2002, $0.1 million of patent costs were written off, as the Company is no longer pursuing those patents.

In March 2000, the Company sold the assets of its wholly owned subsidiary, Array. Pursuant to the sale of the assets, the Company licensed its technology to ePHONE. The Company was to receive royalty fees based on certain gross sales over a five-year period. The Company determined that the present value of the future cash flows related to the licensing agreement was less than the carrying value of the goodwill. Accordingly, the Company recorded a $2.8 million impairment loss on goodwill during 2000. Due to ePHONE filing arbitration against the Company on October 2, 2001 (see Note 15), Comdial deemed the remaining goodwill balance of $0.8 million to be impaired and recorded a loss for this amount in 2001.

NOTE 18.     GOODWILL

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment annually, and any impairment charge resulting from the initial application of SFAS No. 142 would be classified as a cumulative change in accounting principle.

The Company adopted SFAS No. 142 and discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company completed the transitional impairment test and determined that goodwill was not impaired. A reconciliation of previously reported net loss and loss per share for the years ended December 31, 2001 and 2000, to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

Year ending December 31, (In thousands, except per share amounts)	2002	2001	2000

Reported net income (loss)	$6,486	($21,155)	($63,264)
Add: Goodwill amortization, net of tax	—	1,942	1,992

Adjusted net income (loss)	$6,486	($19,213)	($61,272)

Basic earnings (loss) per share:
Reported net income (loss)	$3.23	($34.45)	($103.20)
Goodwill amortization, net of tax	—	3.16	3.25

Adjusted net income (loss) per share - basic	$3.23	($31.29)	($99.95)

Diluted earnings (loss) per share:
Reported net income (loss)	$2.79	($34.45)	($103.20)
Goodwill amortization, net of tax	—	3.16	3.25

Adjusted net income (loss) per share - diluted	$2.79	($31.29)	($99.95)

NOTE 19. STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective November 26, 2002, the Company effectuated a reverse stock split at a ratio of one share for every fifteen shares of the Company’s common stock. As a part of the reverse stock split, the Company retired all Treasury Stock. All share and per share data have been adjusted to give retroactive effect to the reverse stock split. There was no effect on par value per share of $0.01.

Authorized Shares

On August 26, 2002, the Company obtained shareholder approval to increase the amount of authorized common stock under its Restated Certificate of Incorporation to 10 million. On December 6, 2002, the Board and the holders of a majority of the outstanding shares of common stock approved an adjustment in the Company’s authorized shares of common stock to 60 million in order to adjust the number of shares outstanding in light of the reverse stock split. Such adjustment became effective on December 26, 2002.

Preferred Stock

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1 million shares of the Preferred Stock to Bank of America. In June 2002, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction in September 2002, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay Bank of America in full. The full amount of $6.5 million paid to Bank of America was accounted for as payment of the $12.7 million debt with no proceeds considered attributable to the redemption of the Preferred Stock. The Preferred Stock continues to be authorized with the same terms as prior to the payoff. See Note 8.

Warrants

In connection with the financings discussed in Note 2, the Company issued 5.6 million warrants in 2002 to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2002, 4.5 million of such warrants had been converted to shares of the Company’s common stock.

In 2002 and in connection with a performance based bonus, the Company issued 55,000 warrants to purchase shares of the common stock at an exercise price of $0.15 per share to Nickolas A. Branica, the Company’s Chief Executive Officer, and 45,000 warrants to purchase shares of the common stock at an exercise price of $0.15 per share to Paul Suijk, the Company’s Chief Financial Officer until November 2002. Mr. Branica exercised his warrants in 2002. Compensation expense of approximately $0.5 million was recorded.

As of December 31, 2002, the following warrants were outstanding:

	Warrants Outstanding	Warrants Exercisible 12/31/02	Warrants Vesting 03/27/04	Exercise Price	Expiration Year

Advisory Warrants	37,647	37,647	—	$0.15	2007
Private Placement Warrants	1,021,137	133,335	887,802	$0.15	2004
Former Officer Warrants	45,000	45,000	—	$0.15	2007
Lease Renegotiation Warrants	11,667	11,667	—	$9.15	2012

Total	1,115,451	227,649	887,802

Of the Private Placement Warrants, 887,802 are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance (see Note 2).

NASDAQ Delisting

The Company’s common stock was delisted from the Nasdaq SmallCap Market on August 7, 2002. The Company had received a letter from Nasdaq on August 6, 2002 stating that the decision to delist the Company’s stock was made principally due to the Company’s failure to obtain either shareholder approval prior to closing of the bridge financing transaction entered into in June 2002 or permission from Nasdaq to proceed with the transaction in the absence of such approval. The bridge financing resulted in the issuance of promissory notes to ComVest and Mr. Branica that convertible into common stock substantially in excess of the threshold ownership levels permitted without shareholder approval under the applicable NASDAQ rules. As of January 29, 2003, the Company’s common stock began to be quoted on the NASD’s OTC-BB.

NOTE 20. RELATED PARTY TRANSACTIONS

As a part of the September 27, 2002 Private Placement, Commonwealth Associates L.P. (“Commonwealth”), as Placement Agent for the private placement, will receive an advisory fee of $15,000 per month (subsequently changed to $10,000 per month) for a minimum of twelve months. Total amount paid to Commonwealth during 2002 was $35,000. See Note 2.

During 2002, ComVest Venture Partners, L.P. (“ComVest”) deposited $1.5 million to temporarily secure two outstanding letters of credit previously issued by Bank of America to the Company. Commonwealth was paid a fee of $30,000 for its services in arranging the deposit by ComVest. See Note 8.

The Company entered into an employment agreement with Travis Lee Provow in November 2002, whereby Mr. Provow agreed to serve as the Company’s Chairman of the Executive Committee (an officer position) beginning on November 25, 2002. The term of Mr. Provow’s employment is for six months and is renewable for a further six months upon the mutual agreement of both the Company and Mr. Provow. Pursuant to the terms of the employment agreement, Mr. Provow is to be paid at the rate of $180,000 per year and was issued options to purchase 166,667 shares of common stock at the exercise price of $1.80 per share. The options were issued outside of the Company’s existing stock option plan and become exercisable 40% at date of grant and increments of 20% as of each anniversary of Mr. Provow’s employment with the Company, provided that Mr. Provow remains an employee or director of the Company. Mr. Provow also serves as President and Managing Director of Commonwealth Holdings, LLC.

During 2002, the Company issued 2.9 million warrants to Commonwealth, ComVest, Shea Ventures, LLC, or Company officers, all of which are related parties, to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2002, 0.5 million of such warrants were outstanding. See Notes 2, 3 and 8 for additional related party disclosures.

NOTE 21.               FOURTH QUARTER 2002 INFORMATION (UNAUDITED)

As a part of the Company’s 2002 financial restructuring and 2003 business planning process, management identified certain assets that were no longer core to the Company’s future strategic direction and hence were written off. Additionally, management also identified certain areas that required additional provisions based on updated operational information, including data associated with the Company’s outsourced manufacturers. Consequently, during the fourth quarter of 2002, the Company recorded the following adjustments, which are reflected in the 2002 consolidated financial statement:

Asset write-offs:

• Property and equipment	$0.2 million
• Capitalized software development cost	$0.6 million
• Other	$0.3 million

Additional provisions:

• Bad debts	$0.5 million
• Inventory obsolescence	$0.5 million
• Warranty reserve	$0.2 million
• Other	$0.5 million

During the fourth quarter of 2002, the Company recorded a $8.2 million increase to its pension obligation liability. See Note 11.

NOTE 22.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents the Company’s quarterly financial data for the last two years:

In thousands except per share amounts	First Quarter	Second Quarter

2002
Net Sales	$12,325	$12,959
Gross Profit	4,437	4,537
Stock compensation expense	—	62
Impairments of long-lived assets	—	—
Interest expense	437	737
Miscellaneous income	14,773	1,305
Net income (loss)	12,131	(2,048)
Net income (loss) per
share: Basic	19.76	(3.31)
Diluted	18.75	(3.31)
Net income (loss) per share applicable to common stock:
Basic	19.70	(3.52)
Diluted	18.70	(3.52)

2001
Net Sales	$18,115	$20,261
Gross profit	7,801	7,915
Goodwill amortization	671	425
Restructuring	—	—
Impairments of long-lived assets	—	—
Interest expense	690	598
Net loss	(1,092)	(2,766)
Net loss per
common share: Basic	(1.78)	(4.51)
Diluted	(1.78)	(4.51)

In thousands except per share amounts	Third Quarter	Fourth Quarter

2002
Net Sales	$12,480	$13,957
Gross Profit	3,445	4,797
Stock compensation expense	510	(112)
Impairments of long-lived assets	—	962
Interest expense	5,810	819
Miscellaneous income	7,001	1,630
Net loss	(2,128)	(1,469)
Net loss per
share: Basic	(1.23)	(0.26)
Diluted	(1.23)	(0.26)
Net loss per share applicable to common stock:
Basic	(0.73)	(0.26)
Diluted	(0.73)	(0.26)

2001
Net Sales	$22,882	$14,909
Gross profit	7,342	700
Goodwill amortization	423	423
Restructuring	396	90
Impairments of long-lived assets	—	3,224
Interest expense	834	637
Net loss	(2,997)	(14,300)
Net loss per
common share: Basic	(4.88)	(23.25)
Diluted	(4.88)	(23.25)

During the fourth quarter of 2002, the Company recorded certain adjustments to the consolidated financial statements. See Note 21.

As a result of certain stock transactions during the year ended December 31, 2002, the sum of the income (loss) per share amounts for the four quarters of 2002 does not equal the loss per share for the twelve-month period.

In 2001, certain amounts disclosed above do not sum to the annual amounts due to rounding.

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

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2000, there was a disagreement between management and Deloitte & Touche LLP related to the accounting for its 1992 Incentive Stock Option Plan (“the 1992 Plan”). Management recorded adjustments related to this plan in the 2000 consolidated financial statements and also restated the 1998 and 1999 consolidated financial statements, as described in its Annual Report on Form 10-K for 2000 and, as a result, Deloitte & Touche LLP indicated that this disagreement was satisfactorily resolved.

Also in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2000, there was a disagreement related to the accounting for income taxes in 2000. Management recorded adjustments related to this matter in the 2000 consolidated financial statements and, as a result, Deloitte & Touche LLP indicated that this disagreement was satisfactorily resolved.

The Audit Committee of the Company’s Board of Directors discussed the subject matter of both disagreements with Deloitte & Touche LLP.

On May 1, 2001, the Registrant engaged Ernst & Young LLP as its independent auditors. The Company has authorized Deloitte & Touche LLP to respond fully to the inquiries of Ernst & Young, LLP concerning the subject matter of the foregoing disagreements. The decision to change auditors was approved by the Registrant’s Board of Directors on April 23, 2001.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption “Election of Directors” and “Executive Officers of Comdial” of Comdial’s definitive proxy statement for the annual meeting of stockholders.

ITEM 11.       EXECUTIVE COMPENSATION

Executive compensation and management transactions information is incorporated by reference under the caption “Executive Compensation” of Comdial’s definitive proxy statement for the annual meeting of stockholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information is incorporated by reference under the caption “Securities Ownership of Certain Beneficial Owners and Management” of Comdial’s definitive proxy statement for the annual meeting of stockholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information is incorporated by reference under the caption “Family Relationships” and “Certain Relationships and Related Transactions” of Comdial’s definitive proxy statement for the annual meeting of stockholders.

ITEM 14.       CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the filing date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation. The evaluation made by our CEO and CFO of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO each have confirmed that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Except, in February 2003, the Company discovered that approximately $0.7 million of unauthorized disbursements were made from the Company's pension plan by a former employee. The employee has been arrested, and the Company has initiated an internal investigation. The Company has designed and implemented additional controls relating to disbursements from the pension plan, and has discussed the additional controls with the Audit Committee and the Company's external auditors. The CEO and CFO believe the additional controls are effective.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have each concluded that, our Disclosure Controls are effective to ensure that material information relating to Comdial and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.        Audited Consolidated Financial Statements of Comdial Corporation and its Subsidiaries

Report of Ernst & Young LLP
Report of Deloitte & Touche LLP

Financial Statements:
Consolidated Balance Sheets -
    December 31, 2002 and 2001
Consolidated Statements of Operations -
    Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity (Deficit) -
    Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows -
    Years ended December 31, 2002, 2001 and 1999
Notes to Consolidated Financial Statements -
    Years ended December 31, 2002, 2001 and 2000

2.        Financial Statements - Supplemental Schedules:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

3.        Exhibits Included herein:

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws:

3.1	Certificate of Incorporation of Comdial Corporation. (Exhibits (a) Item 3.1 to Item 6 of Registrant’s Form 10-Q for the period ended July 2, 1995.) *

3.2

Certificate of Amendment of the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant’s Form 10-Q for the period ended July 2, 1995.)*

3.3	Bylaws of Comdial Corporation. (Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1993.)*

3.4	Form of Fourth Amended and Restated Certificate of Incorporation of Comdial Corporation (Exhibit A to Schedule 14C dated December 6, 2002)*

(4)	Instruments Defining the Rights of Security Holders:

4.1	Form of Bridge Subscription Agreement dated June 20, 2002 (Exhibit 4.1 to Form 8-K dated June 21, 2002)*

4.2	Form of Senior Subordinated Secured Convertible Note Issued by Comdial Corporation (Exhibit 4.2 to Form 8-K dated June 21, 2002)*

4.3	General Security Agreement between Comdial Corporation and ComVest Venture Partners, L.P., as agent, dated June 21, 2002 (Exhibit 4.3 to Form 8-K dated June 21, 2002)*

4.4	Advisory Warrant to purchase Common Stock issued by Comdial Corporation to Commonwealth Associates, L.P. (Exhibit 4.4 to Form 8-K dated June 21, 2002)*

4.5	Form of Private Placement Subscription Agreement dated as of September 27, 2002 (Exhibit 4.1 to Form 8-K/A dated September 25, 2002)*

4.6	Form of 7% Senior Subordinated Secured Convertible Note dated September 27, 2002 (Exhibit 4.2 to Form 8-K/A dated September 25, 2002)*

4.7	Form of Private Placement Warrant to Purchase Common Stock (Exhibit 4.3 to Form 8-K/A dated September 25, 2002)*

4.8	Form of Private Placement Warrant to Purchase Common Stock, with forfeiture provision (Exhibit 4.4 to Form 8-K/A dated September 25, 2002)*

4.9	General Security Agreement between Comdial Corporation and Commonwealth Associates L.P. (Exhibit 4.5 to Form 8-K/A dated September 25, 2002)*

4.10	Form of Private Placement Subscription Agreement between Comdial Corporation and Winfield Capital Corp. (Exhibit 4.6 to Form 8-K/A dated September 25, 2002)*

4.11	Form of 12% Senior Subordinated Secured Convertible Note between Comdial Corporation and Winfield Capital Corp. (Exhibit 4.7 to Form 8-K/A dated September 25, 2002)*

4.12	Form of Warrant to Purchase Common Stock to Winfield Capital Corp. (Exhibit 4.8 to Form 8-K/A dated September 25, 2002)*

4.13	Form of General Security Agreement between Comdial Corporation and Winfield Capital Corp. dated as of September 27, 2002 (Exhibit 4.9 to Form 8-K/A dated September 25, 2002)*

4.14	Form of Warrant to Purchase Common Stock to Commonwealth Associates L.P. (Exhibit 4.10 to Form 8-K/A dated September 25, 2002)*

(10)	Material Contracts:

10.1	Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibits 28.1 and 28.2 of Registrant’s Form S-8 dated October 21, 1992.)**

10.2	Amendment No. 1 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.1 and 10.2 of Registrant’s Form 10-Q dated September 28, 1997.)**

10.3	Amendment No. 2 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.2 of Registrant’s Form 10-Q dated June 30, 1996.)**

10.4	Amendment No. 3 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.3 of Registrant’s Form 10-Q dated June 30, 1996.)**

10.5	Amendment to Amendment No. 3 to the Registrant’s 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.6	Amendment No. 4 to the Registrant’s 1992 Stock Incentive Plan. (Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.7	Amendment No. 4 to the Registrant’s 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.8	The Registrant’s Executive Stock Ownership Plan effective January 1, 1996. (Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 1995.)**

10.9	Amendment No. 1 to the Registrant’s Executive Stock Ownership Plan dated July 31, 1997. (Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.10	Amendment No. 2 to the Registrant’s Executive Stock Ownership Plan dated January 1, 1998. (Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.11	The Registrant’s Executive Severance Plan dated August 31, 1995. (Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 1995.)**

10.12	Amendment No. 1 to the Registrant’s Executive Severance Plan dated July 31, 1997. (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.13	Development and Purchase Agreement dated February 21, 1997, among Registrant and Harris Corporation. (Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 1997.)*

10.14	FastCall Purchase Agreement dated December 31, 1997, among Aurora Systems, Inc. and Spanlink Communications, Inc. (Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 1997.)*

10.15	Asset Purchase Agreement dated July 14, 1998 among the Registrant and Array Telecom Inc. and Array Systems Computing Inc. (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 28, 1998.)*

10.16	Second Amendment to Comdial’s 401(k) Plan dated November 29, 1998. (Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 1998.)**

10.17	Third Amendment to Comdial’s 401(k) Plan dated February 8, 1999. (Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1999)**

10.18	Credit Agreement dated October 22, 1998 among Registrant and NationsBank, N.A. (Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 1998.)*

10.19	Comdial’s Retirement Benefit Restoration Plan (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 1999)**

10.20	Strategic Alliance Agreement dated March 31, 2000 between the Registrant and ePHONE Telecom, Inc. (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended April 2, 2000)*

10.21	Patent License Agreement dated March 17, 2000 between the Registrant and Lucent Technologies GRL Corporation (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 2, 2000)*

10.22	Amendment No. 5 to the Registrant’s 1992 Stock Incentive Plan (Exhibit 99.1 to Registrant’s Form S-8 dated November 15, 2000)**

10.23	Amended and Restated Credit Agreement dated November 22, 2000 (Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2000.)*

10.24	Agreement of Sale and Purchase dated March 9, 2001 between the Registrant and Seminole Trail Properties, LLC (Exhibit 3.1 to Registrant’s Form 8-K filed March 26, 2001)*

10.25	Deed of Lease dated March 9, 2001 between Seminole Trail Properties, LLC and the Registrant (Exhibit 10.1 to Registrant’s Form 8-K filed March 26, 2001)*

10.26	Amended and Restated Credit Agreement dated April 10, 2001 (Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2000.)*

10.27

First Amendment to Amended and Restated Credit Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001.)*

10.28

Certificate of Designation of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock dated March 6, 2002 (Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001.)*

10.29	Registration Rights Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.30	Preferred Stock Investment Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.31	Form of Lock-Up Agreement by and between officers and directors and Comdial Corporation dated June 2002 (Exhibit 10.1 to Form 8-K dated June 21, 2002)*

10.32	Form of Irrevocable Limited Proxy granted by officers and directors to ComVest Venture Partners, L.P. dated June 20, 2002 (Exhibit 10.2 to Form 8-K dated June 21, 2002)*

10.33	Amendment to Employment Agreement by and between Nicholas Branica and Comdial Corporation dated June 21, 2002 (Exhibit 10.3 to Form 8-K dated June 21, 2002)**

10.34	Form of 2002 Employee and Non-Employee Director Stock Incentive Plan (Exhibit B to Schedule 14C dated December 6, 2002)**

10.35	Form of Employment Agreement by and between Comdial Corporation and Travis Lee Provow dated November 18, 2002 (Exhibit C to Schedule 14C dated December 6, 2002)**

10.36	Form of Employment Letter to Kenneth Clinebell from Comdial Corporation dated November 15, 2002 (Exhibit D to Schedule 14C dated December 6, 2002)**

(21)	Subsidiaries of the Registrant (Exhibit 21.1 to Registrant’s Form 10-K for the year ended December 31, 2002)

(23)	Consents

23.1	Consent of Independent Certified Public Accountants, Ernst and Young LLP

23.2	Independent Auditors' Consent, Deloitte & Touche LLP

(24)	Power of Attorney (Exhibits 24.1 through 24.8 to Registrant’s Form 10-K for the year ended December 31, 2002)

(99)	Additional Exhibits:

99.1	Certification of Nickolas A. Branica, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Incorporated by reference herein.

**     Management contract or compensatory plan incorporated by reference herein.

(b)       Reports on Form 8-K:

On October 2, 2002, the Company filed a report on Form 8-K/A disclosing the terms of the initial closing of approximately $14.5 million under two private placements (collectively, the “Private Placement”).

On November 1, 2002, the Company filed a report on Form 8-K disclosing the terms of the second and final closing of approximately $0.8 million under the Private Placement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2003.

COMDIAL CORPORATION
By: /s/ KENNETH M. CLINEBELL

Kenneth M. Clinebell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	March 27, 2003

Travis Lee Provow

*	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

Nickolas A. Branica

*	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003

Kenneth M. Clinebell

*	Director	March 27, 2003

Keith Rosenbloom

*	Director	March 27, 2003

S. Sanford Schlitt

*	Director	March 27, 2003

Edwin M. Cooperman

*	Director	March 27, 2003

Michael S. Falk

*	Director	March 27, 2003

Alan Kessman

*	By:	/s/ RALPH R. DYER

Ralph R. Dyer, as attorney in fact pursuant to the power of attorney contained in Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2002

CERTIFICATIONS

I, Nickolas A. Branica, certify that:

1.        I have reviewed this annual report on Form 10-K of Comdial Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ NICKOLAS A. BRANICA

Nickolas A. Branica President, Chief Executive Officer and Director

CERTIFICATIONS

I, Kenneth M. Clinebell, certify that:

1.        I have reviewed this annual report on Form 10-K of Comdial Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

d)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ KENNETH M. CLINEBELL

Kenneth M. Clinebell Senior Vice President, Chief Financial Officer and Treasurer

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
COMDIAL CORPORATION
DECEMBER 31, 2002
In Thousands

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F

Description	Balance at Beginning of Period	Additions Charged to Costs and Expense	Charged to Other Accounts	Deductions		Balance at End of Period

Year Ended December 31, 2002:

Deducted from asset accounts:
Allowance for doubtful accounts	$3,533	$636		($3,469	)*	$700
Allowance for sales returns	223	257				480
Allowance for inventory obsolescence	4,022	937		(3,834	)***	1,125
Deferred tax asset valuation allowance	42,418	—		(508	)****	41,910

Total	$50,196	$1,830		($7,811)		$44,215

Year Ended December 31, 2001:

Deducted from asset accounts:
Allowance for doubtful accounts	$2,834	$2,288		($1,589	)*	$3,533
Allowance for sales returns	2,447	—		(2,224	)**	223
Allowance for inventory obsolescence	5,355	2,475		(3,808	)***	4,022
Deferred tax asset valuation allowance	34,141	8,277		—		42,418

Total	$44,777	$13,040		($7,621)		$50,196

Year Ended December 31, 2000:

Deducted from asset accounts:
Allowance for doubtful accounts	$302	$2,793		($261	)*	$2,834
Allowance for sales returns	418	2,029		—		2,447
Allowance for inventory obsolescence	3,239	3,734		(1,618	)***	5,355
Deferred tax asset valuation allowance	300	33,841		—		34,141

Total	$4,259	$42,397		($1,879)		$44,777

*          Write off uncollectible accounts

**        Return of inventory

***      Write off obsolete inventory

****   Reduction in deferred tax assets