Form 10-K/A
period 2001-12-31
COMDIAL CORP
filed 2003-04-04
CIK 230131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

ITEM 6.  SELECTED FINANCIAL DATA

Reverse Stock Split

Effective November 26, 2002, the Company effectuated a reverse stock split at a ratio of one share for every fifteen shares of the Company's common stock. As a part of the reverse stock split, the Company retired all Treasury Stock. All share and per share data included in this section (Item 6, Selected Financial
Data) have been adjusted to give retroactive effect to the reverse stock split. All share and per share data in all other sections of this Form 10-K/A Amendment No. 2 have not been adjusted to give retroactive effect to the reverse stock split. There was no change in the par value per share of $0.01.

Five Year Financial Data

Selected Consolidated Statements of Operations Data For the Years Ended December 31 In thousands, except per share amounts

                                         (As restated
                                          see Note 18)
                                             2001       2000       1999       1998        1997
                                           --------------------------------------------------------
Net sales (a)                             $ 76,167   $ 89,564   $140,757    $123,639   $ 110,819
(Loss) income before income taxes          (21,155)   (47,864)    10,033       6,295       5,218
Net (loss) income                          (21,155)   (63,264)     7,343      17,032       5,069
(Loss) Earnings per share:
Basic                                       (34.45)   (103.20)     12.30      28.86        8.75
Diluted                                     (34.45)   (103.20)     12.26      28.15        8.68
---------------------------------------------------------------------------------------------------

Selected Consolidated Balance Sheet Data (As restated
December 31,                              see Note 18)
In thousands                                 2001       2000       1999       1998        1997
-----------------------------------------------------------------------------------------------

Current assets                              $23,084    $33,152    $72,077    $50,854    $37,107
Total assets                                 43,736     71,178    133,074    108,990     79,264
Current liabilities                          20,634     41,145     23,833     19,734     21,196
Long-term debt and other
 long-term liabilities                       32,742     18,518     38,633     26,624     13,998
Stockholders' (deficit) equity               (9,640)    11,515     70,608     62,632     44,070


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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2003.

                                                 COMDIAL CORPORATION

                                                   By: /s/ Kenneth M. Clinebell
                                                  ------------------------------
                                                   Kenneth M. Clinebell
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                            -----                    ----

        *                  President, Chief Executive     April 4, 2003
--------------------         Officer and Director
Nickolas A. Branica      (Principal Executive Officer)

        *                          Director               April 4, 2003
--------------------
Sanford Schlitt


* By: /s/ Ralph R. Dyer
      -----------------
  Ralph R. Dyer, as attorney
  in fact pursuant to the power
  of attorney contained in
  Exhibit 24 to Registrant's Form 10-K
  for the year ended December 31, 2001

                                 CERTIFICATIONS

I, Nickolas A. Branica, certify that:

    1. I have reviewed this annual report on Form 10-K/A Amendment No. 2 of Comdial Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 4, 2003

                                         By: /s/ Nickolas A. Branica
                                         ------------------------------
                                         Nickolas A. Branica
                                         President, Chief Executive Officer
                                         and Director

I, Kenneth M. Clinebell, certify that:

    1. I have reviewed this annual report on Form 10-K/A Amendment No. 2 of Comdial Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: April 4, 2003

                                         By: /s/ Kenneth M. Clinebell
                                         ------------------------------
                                         Kenneth M. Clinebell
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer

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