Form 10-Q
period 2003-03-31
COMDIAL CORP
filed 2003-05-07
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Registrant’s telephone number, including area code: (941) 554-5000

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 25, 2003 was 8,514,518 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Operations—(Unaudited)

	Three Months Ended
In thousands, except per share amounts	March 31, 2003	March 31, 2002
Net sales	$12,316	$12,325
Cost of goods sold	7,920	7,888

Gross profit	4,396	4,437

Operating expenses
Selling, general & administrative	3,992	5,023
Engineering, research & development	945	1,616

Total operating expenses	4,937	6,639

Operating loss	(541)	(2,202)

Other expense (income)
Interest expense, net	820	437
Gain on senior debt restructuring	—	(9,000)
Gain on other liability restructurings	—	(2,902)
Gain on lease renegotiation	—	(2,834)
(Gain) loss on sale of assets	(3)	3
Miscellaneous income, net	(29)	(37)

Income (loss) before income taxes	(1,329)	12,131
Income tax expense	—	—

Net income (loss)	(1,329)	12,131

Preferred stock dividends	—	(34)

Net income (loss) applicable to common stock	($1,329)	$12,097

Earnings (loss) per share:
Basic	($0.16)	$19.73
Diluted	($0.16)	$18.75

Earnings (loss) per share applicable to common stock:
Basic	($0.16)	$19.67
Diluted	($0.16)	$18.70

Weighted average shares outstanding:
Basic	8,515	615
Diluted	8,515	647

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except par value	March 31, 2003 (Unaudited)	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$4,129	$3,166
Accounts receivable (less allowance for doubtful accounts: 2003 – $567; 2002 – $700)	5,191	8,284
Inventories	6,295	6,083
Prepaid expenses and other current assets	180	1,621

Total current assets	15,795	19,154

Property and equipment – net	3,762	4,194
Goodwill – net	3,375	3,375
Capitalized software development costs – net	4,424	4,729
Deferred financing costs – net	5,195	5,603
Other assets	3,363	3,565

Total assets	$35,914	$40,620

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,783	$8,396
Accrued payroll and related expenses	1,493	1,310
Accrued promotional allowances	1,186	1,252
Other accrued liabilities	1,327	1,688
Current maturities of long-term debt	575	644

Total current liabilities	10,364	13,290

Long-term debt	9,485	9,604
Long-term debt to related parties	7,012	7,012
Pension obligations	8,241	8,241
Other long-term liabilities	1,802	2,134

Total liabilities	36,904	40,281

Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10 per share liquidation preference (Authorized 2,000 shares; issued and outstanding: 2003 – 0; 2002 – 0)	—	—
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2003 – 8,515; 2002 – 8,515)	671	671
Paid-in capital	133,287	133,287
Accumulated deficit	(126,707)	(125,378)
Accumulated other comprehensive loss – pension obligations	(8,241)	(8,241)

Total stockholders’ equity (deficit)	(990)	339

Total liabilities and stockholders’ equity (deficit)	$35,914	$40,620

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Unaudited)

	Three Months Ended
In thousands	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	($1,329)	$12,131
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	1,111	1,536
Amortization of deferred financing costs	525	—
Bad debt expense	—	4
Inventory provision	449	—
Gain on debt and other liability restructurings	—	(11,902)
Gain on lease renegotiation	—	(2,834)
(Gain) loss on sale of assets	(3)	3
Changes in working capital components:
Accounts receivable	3,093	1,052
Inventory	(661)	1,370
Prepaid expenses and other assets	1,476	(133)
Accounts payable	(2,613)	(1,046)
Other liabilities	(576)	(482)

Net cash provided by (used in) operating activities	1,472	(301)

Cash flows from investing activities:
Proceeds from sale of assets	3	—
Capital expenditures	(18)	—
Capitalized software additions	(306)	(174)

Net cash used in investing activities	(321)	(174)

Cash flows from financing activities:
Principal payments on notes payable	(69)	(147)
Principal payments on capital lease obligations	(119)	(120)

Net cash used in financing activities	(188)	(267)

Net increase (decrease) in cash and cash equivalents	963	(742)

Cash and cash equivalents at beginning of period	3,166	1,239

Cash and cash equivalents at end of period	$4,129	$497

Supplemental information – Cash paid during the period for:
Interest	$172	$471
Interest to related parties	128	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assets acquired through capital lease transactions	$—	$1,336
Debt converted to preferred stock	—	10,000
Warrants issued in connection with leasing arrangement	—	99
Accrued dividends on preferred stock	—	34

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003—(Unaudited)

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Comdial Corporation (“the Company” or “Comdial”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Accounting For Stock-Based Compensation

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standard Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
In thousands except per share amounts	2003	2002
Net (loss) income: As reported	$(1,329)	$12,131

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	81	1

Pro forma	$(1,410)	$12,130

Basic (loss) earnings per share:
As reported	$(0.16)	$19.73
Pro forma	$(0.17)	$19.73
Diluted (loss) earnings per share:
As reported	$(0.16)	$18.75
Pro forma	$(0.17)	$18.75

Amortization Of Deferred Financing Costs

In connection with the private placements in late 2002, Comdial issued 5.3 million warrants. These warrants, which were valued at $4.4 million using the Black Scholes method, and $1.8 million of legal and professional were recorded as deferred financing costs and amortized over the term of the private placement notes. During the first quarter of 2003, $0.5 million was amortized and is included in interest expense in the consolidated statements of operations.

Reclassifications

During the second quarter of 2002, the Company early adopted Financial Accounting Standards Board Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Statement No. 30, Reporting the Results of Operations, for classification as an extraordinary item to be reclassified. Accordingly, the extraordinary gain of $11.9 million that was reported during the first quarter of 2002 has been reclassified. $9.0 million is included in gain on senior debt restructuring and $2.9 million is included in gain on other liability restructurings in the accompanying financial statements.

NOTE B.    INVENTORIES

Inventories, net of allowances, consist of the following:

In thousands	March 31, 2003	December 31, 2002
Finished goods	$5,777	$5,341
Materials and supplies	518	742

Total	$6,295	$6,083

Comdial records provisions for product obsolescence, which reduce gross margin. Allowances for inventory obsolescence amounted to $1.5 million and $1.1 million as of March 31, 2003 and December 31, 2002, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of March 31, 2003, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE C.    PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for the three months ended March 31, 2003:

In thousands
Warranty liability at January 1, 2003	$800
Repair costs paid during 2003	(165)
Reductions for changes in accruals for warranties issued prior to 2003	(331)
Additions for warranties issued during 2003	189

Warranty liability at March 31, 2003	$493

During the first quarter of 2003, the Company recorded a decrease in its warranty liability, which increased gross margin by $0.3 million. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work.

NOTE D.    EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. DilutedEPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 1,178,268 and 56,455 shares of common stock and warrants to purchase 1,115,451 and 11,667 shares of common stock for the three months ended March 31,2003 and 2002, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three months ended March 31, 2003 and 2002:

	Three Months Ended
In thousands, except per share data	March 31, 2003	March 31, 2002
Basic:

Net income (loss) applicable to all stockholders	($1,329)	$12,131
Preferred stock dividend	—	(34)

Net income (loss) applicable to common stock	($1,329)	$12,097
Weighted average number of common shares outstanding during the period	8,515	614
Add – Deferred shares	—	1

Weighted average number of shares used in calculation of basic earnings per common share	8,515	615

Earnings (loss) per share before preferred stock dividend	($0.16)	$19.73
Preferred stock dividend	—	(0.06)

Earnings (loss) per share applicable to common stock	($0.16)	$19.67

Diluted:

Net income (loss) applicable to all stockholders	($1,329)	$12,131
Preferred stock dividends	—	(34)

Net income (loss) applicable to common stock	($1,329)	$12,097
Weighted average number of shares used in calculation of basic earnings per common share	8,515	615
Effect of dilutive stock options	—	4
Effect of dilutive preferred convertible stock	—	28

Weighted average number of shares used in calculation of diluted earnings per common share	8,515	647

Earnings (loss) per share before preferred stock dividend	($0.16)	$18.75
Preferred stock dividend	—	(0.05)

Earnings (loss) per share applicable to common stock	($0.16)	$18.70

During the three months ended March 31, 2003 and 2002, no stock options were exercised.

NOTE E.    SEGMENT INFORMATION

During the first three months of 2003 and 2002, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The information in the following tables is derived directly from the segment’s internal financial reporting used for management purposes. Unallocated costs include operating expenses, interest expense, other miscellaneous expenses, gains on restructurings and income tax expense. Comdial does not maintain information that would allow assets, liabilities, or unallocated costs to be broken down into the various product segments as most of these items are shared in nature.

The following tables show segment information for the three months ended March 31, 2003 and 2002:

(In thousands)	2003	2002
Business Segment Net Sales
Switching	$9,948	$8,669
Messaging	2,092	3,054
CTI & Other	276	602

Net sales	$12,316	$12,325

(In thousands)	2003	2002
Business Segment Gross Profit
Switching	$3,419	$3,410
Messaging	802	1,018
CTI & Other	175	9

Gross profit	4,396	4,437
Operating expenses	4,937	6,639
Interest expense, net	820	437
Gain on senior debt restructuring	—	(9,000)
Gain on other liability restructurings	—	(2,902)
Gain on lease renegotiation	—	(2,834)
(Gain) loss on sale of assets	(3)	3
Miscellaneous income, net	(29)	(37)

(Loss) income before income taxes	($1,329)	$12,131

NOTE F.    COMMITMENTS AND CONTINGENT LIABILITIES

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

On January 24, 2003, the Company was notified by letter from an insurance representative of the Catholic Cathedral of St. Thomas Moore that the Cathedral’s insurance carrier might pursue a subrogation claim based on a fire at the Cathedral that may have been caused by the installation or failure of equipment installed by the Company. The Company does not believe it installed any equipment at the Cathedral and has notified its insurance carrier of this claim. In light of the fact that this claim is so recent and no investigation into this matter has been conducted, the Company can provide no assessment of potential liability. The Company believes that the repairs needed to repair the damage to the Cathedral were approximately $150,000, although it has received no written confirmation of same. No amounts have been accrued in the Company’s financial statements for any losses.

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

In separate suits filed against the Company and Allegheny Voice & Data, Inc. (“Allegheny”) in Kanawha County, West Virginia in November and December 2002, Federal Insurance Company of Warren New Jersey as Subrogee of Rubin Brothers, LLC and Allstate Insurance Company as Subrogee of Kathryn Standsfield & Rebecca Hayes D/B/A Geraniums, Inc., and Erie Insurance Property and Casualty Company and Alex Franklin, Ltd., allege that a telecommunications system sold by Comdial and installed by Allegheny caused a fire resulting in damage to a commercial building. These cases have been consolidated upon a motion filed by the Company. Since the filing of these actions, additional plaintiffs have filed to intervene. The total damages sought against Comdial and Allegheny by all claimants is approximately $1.0 million. After substantial investigation into this matter, the Company believes its equipment was not the cause of the fire, and has denied all of the substantive claims made against it in this matter. No amounts have been accrued in the Company’s financial statements for any losses.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. The Company removed this case to the federal district court for the Western District of Virginia, because Mr. Grover’s state law claims against Comdial are preempted by federal law, specifically ERISA. However, the district court granted Mr. Grover’s motion to remand the case back to state court. Subsequently, in February 2003, the case was removed to federal court once again on notice from the Company. Mr. Grover has moved to have the case remanded to state court, and this motion has been taken under advisement by the federal court. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

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

Comdial is a Delaware corporation based in Sarasota, Florida. Comdial’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “CMDZ.OB”.

Comdial® designs and markets sophisticated voice communications solutions for small to mid-sized offices. Comdial’s products consist of business telephone systems, unified and voice messaging, call processing, and computer telephony integration solutions. Comdial currently has an installed base of approximately 375,000 telephone systems, 4 million telephones and 80,000 messaging systems.

As part of our restructuring program, we have outsourced substantially all of our manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and the AICPA Statement of Position No. 97-2, as amended, on “Software Revenue Recognition.” We allow certain of our customers to return unsold product when they meet Company-established criteria as outlined in the Company’s trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products, which are recorded as inventories, are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

Rebates and Incentives

We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase rebates and incentive offerings possibly resulting in incremental reduction of revenue at the time the incentive is offered.

Warranty

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. We use a third party contractor to perform much of this warranty. Our outsource manufacturing partners are now responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we establish a valuation allowance. As of March 31, 2003 and December 31, 2002, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Long-lived Assets, including Goodwill and Other Intangibles

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We adopted SFAS No. 144 effective January 1, 2002. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on an annual basis, and any impairment charge resulting from the initial application of SFAS No. 142 is classified as a cumulative change in accounting principle. The Company adopted SFAS No. 142 and discontinued the amortization of goodwill effective January 1, 2002 and completed the transitional impairment test, determining that goodwill was not impaired. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company performed its annual impairment review for 2002 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment.

Retirement and Other Postretirement Benefit Plans

Prior to the fourth quarter 2000, we provided a defined pension benefit to our employees. In the fourth quarter of 2000, we froze this plan. We accrue benefit obligations based on an annual independent actuarial valuation, but do not obtain interim valuations or otherwise adjust our accruals on an interim basis. This valuation has a number of variables, not only to estimate our benefit obligation, but also to provide us with minimum funding requirements for the retirement plan. The actuarial estimates include the expected rate of return on the retirement plan assets, the rate of compensation increases to eligible employees and the interest rate used to discount estimated future payments to retirement participants. Differences in actual experience as compared to these estimates or future changes in these estimates could require us to make changes to these benefit accruals or recognize under funding in our pension plan.

On December 31, 2002, the projected benefit obligations of $25.6 million (calculated using a discount rate of 7.25%) exceeded the market value of the plan assets of $19.9 million by $5.7 million. As the Company has a prepaid pension asset of $2.5 million recorded as of December 31, 2002, the Company recorded a liability and related other comprehensive loss item (as a direct decrease in stockholders’ equity) on the accompanying consolidated balance sheet of $8.2 million, net of tax benefits of $0. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2003.

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

Special Note Regarding Forward-Looking Statements

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-Q, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2003 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth on page 16.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended
	March 31, 2003	March 31, 2002
PERCENTAGES OF NET SALES:
Net sales	100%	100%
Cost of goods sold	64%	64%

Gross profit	36%	36%
Operating expenses
Selling, general & administrative	32%	41%
Engineering, research & development	8%	13%

Total operating expenses	40%	54%
Operating loss	-4%	-18%
Other expense (income)	6%	-116%

Net (loss) income	-11%	98%

First Quarter 2003 vs. 2002

Comdial’s net sales for the first quarter of 2003 were $12.3 million compared to $12.3 million in the first quarter of 2002.

Gross profit for the first quarter of 2003 was $4.4 million compared to $4.4 million in the first quarter of 2002. Gross profit, as a percentage of sales, was 36% for the first quarter of 2003 compared to 36% for the same period of 2002. During the first quarter of 2003, the Company recorded a decrease in its warranty liability, which increased gross margin by $0.3 million. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work. During the first quarter of 2003, the Company recorded a provision for product obsolescence, which decreased gross margin by $0.4 million. The provision primarily related to raw materials that were written down to estimated net realizable value due to a reduction in demand for a legacy product line that management, in the first quarter of 2003, decided should be discontinued.

Selling, general and administrative expenses (“SG&A”) decreased for the first quarter of 2003 by 21% to $4.0 million, compared with $5.0 million in the first quarter of 2002. SG&A expenses, as a percentage of sales, decreased to 32% for the first quarter of 2003 compared with 41% for the same period of 2002. This decrease primarily resulted from downsizing the work force in 2002 and more closely controlling costs.

Engineering, research and development expenses for the first quarter of 2003 decreased by 42% to $0.9 million, compared with $1.6 million for the first quarter of 2002. Engineering expenses, as a percentage of sales, decreased to 8% for the first quarter of 2003 compared with 13% for the first quarter of 2002. This decrease primarily resulted from downsizing of the work force and lower amortization of software development costs due to the write-down of impaired assets in the fourth quarter of 2002.

Interest expense increased for the first quarter of 2003 by 88% to $0.8 million, compared with $0.4 million in the first quarter of 2002. This was primarily due to the amortization of the deferred financing costs on the private placement notes of $0.5 million during the first quarter of 2003.

During the first quarter of 2002, the Company expended significant efforts to restructure its various liabilities resulting in gains of $14.7 million, which included the gain on senior debt restructuring of $9.0 million, the gain on other liability restructurings of $2.9 million, and the gain on lease renegotiation of $2.8 million.

The net loss for the first quarter of 2003 was $1.3 million compared with net income of $12.1 million for the first quarter of 2002, primarily due to the gains on debt and other liability restructurings recorded during the first quarter of 2002 discussed above.

Liquidity and Capital Resources:

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	March 31, 2003	December 31, 2002
	(In Thousands)
Cash and cash equivalents	$4,129	$3,166
Current maturities of debt	575	644
Working capital	5,431	5,864

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

In connection with the debt restructuring in late 2002, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. As of December 31, 2002, the $1.5 million remained on deposit with BofA as collateral for the two letters of credit and was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. In March 2003, the letters of credit expired and BofA paid, under the terms of the letter of direction discussed above, $1.5 million to the Company, which the Company recorded as cash in the accompanying consolidated balance sheet as of March 31, 2003. In April 2003, the Company obtained two new letters of credit totaling $1.0 million and was required to secure these letters of credit with $1.0 million of cash, which will be recorded as restricted cash.

As of March 31, 2003, the Company’s cash and cash equivalents were higher than December 31, 2002 by $1.0 million primarily due to the cash received from BofA related to the expiration of the letters of credit discussed above. Working capital decreased by $0.4 million due primarily to the timing of vendor payments.

Accounts receivable decreased by $3.1 million compared with December 31, 2002, due to increased collections. Cash received from collections was used to pay vendors, which is reflected in the $2.6 million decrease in accounts payable as of March 31, 2003 compared to December 31, 2002.

OTHER FINANCIAL INFORMATION

During the three months ended March 31, 2003 and 2002, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

NASDAQ DELISTING

The Company’s common stock was delisted from the Nasdaq SmallCap Market on August 7, 2002. The Company received a letter from Nasdaq on August 6, 2002 stating that the decision to delist the Company’s stock was made principally due to the Company’s failure to obtain either shareholder approval prior to closing of the bridge financing transaction entered into in June 2002 or permission from Nasdaq to proceed with the transaction in the absence of such approval. The Bridge Financing resulted in the issuance of promissory notes to ComVest and Mr. Branica that converted into common stock substantially in excess of the threshold ownership levels permitted without shareholder approval under the applicable NASDAQ rules. Beginning January 29, 2003, the Company’s common stock is quoted on the NASD’s OTC-BB.

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

In addition, our outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In calendar 2002, we experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product caused a significant shortfall in product inventory, and led to our inability to meet product orders, negatively impacting sales and revenues. In addition, the Company was adversely affected in 2002 by the port strike that resulted in the temporary closure of certain ports on the West Coast of the United States.

During the third quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that was built up with one of the United States outsourcing partners. These problems have been addressed, although the Company hasn’t completely resolved its backlog situation. Also in 2002, we were forced to terminate our relationship with a principal outsource manufacturer and transition that work to other contractors. The terminated manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance. While these problems with our contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note F of the Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits included herein:

(99)	Additional Exhibits:

99.1	Certification of Nickolas A. Branica, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

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

Kenneth M. Clinebell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2003

CERTIFICATIONS

In connection with the Quarterly Report on Form 10-Q of Comdial Corporation (the “Company”) for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Nickolas A. Branica, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-Q of Comdial Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report; and

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003	By:	/s/ NICKOLAS A. BRANICA

Nickolas A. Branica President and Chief Executive Officer

CERTIFICATIONS

In connection with the Quarterly Report on Form 10-Q of Comdial Corporation (the “Company”) for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-Q of Comdial Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report; and

(4) The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

(5) The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6) The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 7, 2003	By:	/s/ KENNETH M. CLINEBELL

Kenneth M. Clinebell Senior Vice President and Chief Financial Officer