Form 10-Q
period 2003-06-30
COMDIAL CORP
filed 2003-08-13
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes      X                    No

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 11, 2003 was 8,913,866 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Statements of Operations—(Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$12,974	$12,959	$25,290	$25,284
Cost of goods sold	7,811	8,422	15,731	16,310

Gross profit	5,163	4,537	9,559	8,974

Operating expenses
Selling, general & administrative	4,136	5,397	8,128	10,420
Engineering, research & development	887	1,431	1,832	3,047
Impairments of long-lived assets	365	—	365	—

Total operating expenses	5,388	6,828	10,325	13,467

Operating loss	(225)	(2,291)	(766)	(4,493)

Other expense (income)
Interest expense, net	819	737	1,639	1,174
Gain on senior debt restructuring	—	—	—	(9,000)
Gain on other liability restructurings	—	(914)	—	(3,816)
Gain on lease renegotiation	—	—	—	(2,834)
(Gain) loss on sale of assets	—	325	(3)	328
Miscellaneous expense (income), net	18	(391)	(11)	(428)

Income (loss) before income taxes	(1,062)	(2,048)	(2,391)	10,083
Income tax expense	—	—	—	—

Net income (loss)	(1,062)	(2,048)	$(2,391)	10,083

Preferred stock dividends	—	(125)	—	(159)

Net income (loss) applicable to common stock	$(1,062)	$(2,173)	$(2,391)	$9,924

Earnings (loss) per share applicable to common stock:
Basic	$(0.12)	$(3.52)	$(0.28)	$16.10
Diluted	$(0.12)	$(3.52)	$(0.28)	$13.63

Weighted average shares outstanding:
Basic	8,617	618	8,567	616
Diluted	8,617	618	8,567	741

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except per share amounts	June 30, 2003 (Unaudited)	December 31, 2002

Assets
Current assets
Cash and cash equivalents	$1,425	$3,166
Restricted cash	1,000	—
Accounts receivable (less allowance for doubtful accounts: 2003 – $470; 2002 – $700)	7,948	8,284
Inventories	5,648	6,083
Prepaid expenses and other current assets	289	1,621

Total current assets	16,310	19,154

Property and equipment – net	3,423	4,194
Goodwill – net	3,375	3,375
Capitalized software development costs – net	4,345	4,729
Deferred financing costs – net	4,705	5,603
Other assets	3,179	3,565

Total assets	$35,337	$40,620

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,299	$8,396
Accrued payroll and related expenses	1,292	1,310
Accrued promotional allowances	1,729	1,252
Other accrued liabilities	1,484	1,688
Current maturities of long-term debt	515	644

Total current liabilities	10,319	13,290

Long-term debt	9,366	9,604
Long-term debt to related parties	7,012	7,012
Pension obligations	8,241	8,241
Other long-term liabilities	1,939	2,134

Total liabilities	36,877	40,281

Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10 per share liquidation preference (Authorized 2,000 shares; issued and outstanding: 2003 – 0; 2002 – 0)	—	—
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2003 – 8,861; 2002 – 8,515)	675	671
Paid-in capital	133,795	133,287
Accumulated deficit	(127,769)	(125,378)
Accumulated other comprehensive loss – pension obligations	(8,241)	(8,241)

Total stockholders’ equity (deficit)	(1,540)	339

Total liabilities and stockholders’ equity (deficit)	$35,337	$40,620

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Unaudited)

	Six Months Ended
In thousands	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$(2,391)	$10,083
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	2,185	3,044
Impairments of long-lived assets	365	—
Amortization of deferred financing costs	1,070	—
Accretion of discount on bridge notes	—	143
Bad debt (recoveries) expense	(65)	107
Stock compensation expense	—	64
Inventory provision	449	—
Gain on debt and other liability restructurings	—	(12,650)
Gain on lease renegotiation	—	(2,834)
(Gain) loss on sale of assets	(3)	328
Changes in working capital components, net of effects from purchase of subsidiary:
Accounts receivable	401	3,742
Inventory	(14)	2,738
Prepaid expenses and other assets	1,455	(628)
Accounts payable	(3,202)	(3,302)
Other liabilities	60	(2,543)

Net cash provided by (used in) operating activities	310	(1,708)

Cash flows from investing activities:
Proceeds from sale of assets	3	256
Purchase of subsidiary, net of cash acquired	(15)	—
Capital expenditures	(48)	(25)
Capitalized software additions	(636)	(318)

Net cash used in investing activities	(696)	(87)

Cash flows from financing activities:
Proceeds from issuance of bridge notes	—	2,250
Proceeds from issuance of common stock	12	—
Net repayments under revolver agreement	—	(250)
Principal payments on notes payable	(129)	(184)
Principal payments on capital lease obligations	(238)	(240)
Increase in restricted cash	(1,000)	—

Net cash (used in) provided by financing activities	(1,355)	1,576

Net decrease in cash and cash equivalents	(1,741)	(219)

Cash and cash equivalents at beginning of period	3,166	1,239

Cash and cash equivalents at end of period	$1,425	$1,020

Supplemental information—Cash paid during the period for:
Interest	$340	$905
Interest to related parties	249	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$500	$—
Assets acquired through capital lease transactions	—	1,336
Debt converted to preferred stock	—	10,000
Warrants issued in connection with leasing arrangement	—	99
Warrants issued in connection with bridge financing	—	1,789
Accrued dividends on preferred stock	—	159

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003—(Unaudited)

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

Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2003	2002	2003	2002
Net (loss) income: As reported	$(1,062)	$(2,048)	$(2,391)	$10,083
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	253	132	334	133
Pro forma	$(1,315)	$(2,180)	$(2,725)	$9,950
Basic (loss) earnings per share:
As reported	$(0.12)	$(3.31)	$(0.28)	$16.36
Pro forma	$(0.15)	$(3.53)	$(0.32)	$16.15
Diluted (loss) earnings per share:
As reported	$(0.12)	$(3.31)	$(0.28)	$13.63
Pro forma	$(0.15)	$(3.53)	$(0.32)	$13.43

Amortization Of Deferred Financing Costs

In connection with the private placements in late 2002, Comdial issued 5.3 million warrants. These warrants, which were valued at $4.4 million using the Black Scholes method, and $1.8 million of legal and professional were recorded as deferred financing costs and amortized over the term of the private placement notes. During the three and six months ended June 30, 2003, $0.5 million and $1.1 million, respectively, were amortized and are included in interest expense in the consolidated statements of operations.

NOTE B.    SOUNDPIPE ACQUISITION

On June 6, 2003, Comdial Acquisition Corp. (“CAC”), a Delaware corporation and a wholly-owned subsidiary of Comdial, completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (VoIP) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings.

The acquisition involved the issuance of a total of 250,000 unregistered shares of the common stock of Comdial, par value $0.01 (the “Stock”), the payment of $15,000 in cash to East Peak Advisors LLC, advisors to Soundpipe, the payment of $20,000 in legal fees incurred by Soundpipe in the transaction, and the assumption of certain specified operating liabilities.

CAC also extended offers of employment to eight then current or former employees of Soundpipe, and issued a total of 500,000 options to acquire the common stock of Comdial. Included in the foregoing, CAC has entered into one year employment agreements with the three principal founders of Soundpipe and issued a total of 330,000 of the aforementioned stock options pursuant to those employment agreements. In addition to the acquisition of the assets of Soundpipe, CAC also assumed certain executory contracts of Soundpipe, including certain software licenses and Soundpipe’s office lease.

Comdial accounted for the acquisition in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“Statement 141”). The acquisition was measured on the basis of the fair values exchanged. The Company acquired current assets of with an estimated fair value of $12,900 and property and equipment with an estimated fair value of $61,000. Comdial assumed certain operating liabilities with an estimated fair value of $120,000 and issued 250,000 shares of common stock which were valued at the closing stock price on June 6, 2003 of $2.00 per share, for a fair value of $500,000. To determine the fair value of the acquired technology, Comdial measured the projected discounted net cash flows for the next two years and estimated that the fair market value of the technology significantly exceeded the cost of the acquisition. In accordance with Statement 141, since the total fair value of assets acquired and liabilities assumed exceeded the total cost of the acquisition (the “excess”), the excess was reduced from the fair value assigned to the purchased technology. Consequently, the amount assigned to the acquired technology was $546,000 and is reported in capitalized software development costs in the accompanying consolidated balance sheet.

Prior to the Soundpipe acquisition, Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off in June 2003 and are recorded as impairments of long-lived assets in the consolidated income statement.

NOTE C.    INVENTORIES

Inventories, net of allowances, consist of the following:

In thousands	June 30, 2003	December 31, 2002
Finished goods	$5,069	$5,341
Materials and supplies	579	742

Total	$5,648	$6,083

Comdial records provisions for product obsolescence, which reduce gross margin. Allowances for inventory obsolescence amounted to $1.4 million and $1.1 million as of June 30, 2003 and December 31, 2002, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of June 30, 2003, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE D.    PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for the six months ended June 30, 2003:

In thousands
Warranty liability at January 1, 2003	$800
Repair costs paid during 2003	(252)
Reductions for changes in accruals for warranties issued prior to 2003	(403)
Additions for warranties issued during 2003	394

Warranty liability at June 30, 2003	$539

During the six months ended June 30, 2003, the Company recorded a decrease in its warranty liability. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work.

NOTE E.    EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 1,613,089 and 76,746 shares of common stock and warrants to purchase 1,013,849 and 11,667 shares of common stock for the three months ended June 30, 2003 and 2002, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive. Unexercised options to purchase 1,613,089 and 54,302 shares of common stock and warrants to purchase 1,013,849 and 11,667 shares of common stock for the six months ended June 30, 2003 and 2002, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
In thousands, except per share data	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Basic:
Net income (loss) applicable to all stockholders	$(1,062)	$(2,048)	($2,391)	$10,083
Preferred stock dividend	—	(125)	—	(159)

Net income (loss) applicable to common stock	$(1,062)	$(2,173)	($2,391)	$9,924

Weighted average number of common shares outstanding during the period	8,617	617	8,567	615
Add—Deferred shares	—	1	—	1

Weighted average number of shares used in calculation of basic earnings per common share	8,617	618	8,567	616

Earnings (loss) per share before preferred stock dividend	$(0.12)	$(3.31)	$(0.28)	$16.36
Preferred stock dividend	—	(0.21)	—	(0.26)

Earnings (loss) per share applicable to common stock	$(0.12)	$(3.52)	$(0.28)	$16.10

Diluted:
Net income (loss)	$(1,062)	$(2,048)	$(2,391)	$10,083
Interest recognized related to convertible bridge notes	—	—	—	14

Net income (loss) applicable to all stockholders	$(1,062)	$(2,048)	$(2,391)	$10,097
Preferred stock dividends	—	(125)	—	—

Net income (loss) applicable to common stock	$(1,062)	$(2,173)	$(2,391)	$10,097

Weighted average number of shares used in calculation of basic earnings per common share	8,617	618	8,567	616
Effect of dilutive stock options	—	—	—	3
Effect of dilutive preferred convertible stock	—	—	—	65
Effect of dilutive convertible bridge notes	—	—	—	57

Weighted average number of shares used in calculation of diluted earnings per common share	8,617	618	8,567	741

Earnings (loss) per share before preferred stock dividend	$(0.12)	$(3.31)	$(0.28)	$13.63
Preferred stock dividend	—	(0.21)	—	—

Earnings (loss) per share applicable to common stock	$(0.12)	$(3.52)	$(0.28)	$13.63

During the six months ended June 30, 2003 and 2002, no stock options were exercised.

NOTE F.    SEGMENT INFORMATION

During the first six months of 2003 and 2002, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the six months ended June 30, 2003 and 2002:

(In thousands)	2003	2002
Business Segment Net Sales
Switching	$19,888	$17,670
Messaging	4,878	6,584
CTI & Other	524	1,030

Net sales	$25,290	$25,284

(In thousands)	2003	2002
Business Segment Gross Profit
Switching	$7,216	$6,359
Messaging	2,104	2,614
CTI & Other	239	1

Gross profit	9,559	8,974
Operating expenses	10,325	13,467
Interest expense, net	1,639	1,174
Gain on senior debt restructuring	—	(9,000)
Gain on other liability restructurings	—	(3,816)
Gain on lease renegotiation	—	(2,834)
(Gain) loss on sale of assets	(3)	328
Miscellaneous income, net	(11)	(428)

(Loss) income before income taxes	$(2,391)	$10,083

NOTE G.    COMMITMENTS AND CONTINGENT LIABILITIES

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

        On January 24, 2003, the Company was notified by letter from an insurance representative of the Catholic Cathedral of St. Thomas Moore that the Cathedral’s insurance carrier might pursue a subrogation claim based on a fire at the Cathedral that may have been caused by the installation or failure of equipment installed by the Company. The Company does not believe it installed any equipment at the Cathedral and has notified its insurance carrier of this claim. The Company believes that the repairs needed to repair the damage to the Cathedral were approximately $150,000, although it has received no written confirmation of same. There has been no further correspondence or other communication from any party in this matter. No amounts have been accrued in the Company’s financial statements for any losses.

During late 2002, the Company began discussions with a third party concerning a potential claim of patent infringement that such party has indicated it may bring against the Company. Although the Company expects to settle such claim prior to litigation, there can be no assurance that such settlement will be reached, or, even if settlement is reached, that the terms of such settlement will not have a material adverse affect on the Company. If settlement is not reached, and if litigation is filed against the Company, defense of such case will likely result in material expenditures and could have a material adverse affect on the Company. Further, there can be no assurance that the Company would prevail in such litigation, and a finding against the Company could reasonably be expected to have a material adverse affect on the Company. The Company has accrued its estimate of the probable settlement amount with respect to this matter, which is not material to the financial statements.

In suits filed against the Company and Allegheny Voice & Data, Inc. (“Allegheny”) in Kanawha County, West Virginia since November 2002, several former tenants of a commercial building, through their insurance carriers, allege that a telecommunications system sold by Comdial and installed by Allegheny caused a fire resulting in damage to the building. The total damages sought against Comdial and Allegheny by all claimants is approximately $1.1 million. After substantial investigation into this matter, the Company believes its equipment was not the cause of the fire, and has denied all of the substantive claims made against it in this matter. Motions are pending to consolidate these cases. No amounts have been accrued in the Company’s financial statements for any losses.

In November 2002, the Company filed a demand for arbitration with the American Arbitration Association against Boundless Manufacturing Services, Inc. (“Boundless”). Among other things, the Company contends that Boundless breached its contractual obligations to the Company by failing to meet the Company’s orders for the delivery of products manufactured by Boundless. The Company’s demand seeks damages in excess of $6.0 million. On February 6, 2003, Boundless responded to the Company’s demand by denying substantially all of the Company’s claims and asserting counterclaims totaling approximately $8.2 million, including approximately $0.8 million in past due invoiced amounts. The Company believes that Boundless’ claims are substantially without merit and that it has adequate substantive and procedural defenses against such claims. On March 13, 2003, Boundless announced that it has filed for protection pursuant to Ch. 11 of the U.S. Bankruptcy Code, causing a stay in the arbitration matter. It is not known at this time whether this filing will have any long-term impact on the arbitration, or whether the arbitration will eventually proceed. No amounts have been accrued in the Company’s financial statements for any losses.

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract, tortuous interference with contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. The case was recently pending in federal court upon the Company’s second attempt to remove it on the grounds that the plaintiff actually asserts federal ERISA claims, but was remanded to the state court by an order entered August 4, 2003. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

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

Comdial(R) designs and markets sophisticated voice communications solutions for small to mid-sized offices. Comdial’s products consist of business telephone systems, unified and voice messaging, call processing, and computer telephony integration solutions. Comdial currently has an installed base of approximately 400,000 telephone systems, 4.3 million telephones and 100,000 messaging systems.

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

Retirement and Other Postretirement Benefit Plans

Prior to September 2000, we provided a defined pension benefit to our employees. In September 2000, we froze this plan. We accrue benefit obligations based on an annual independent actuarial valuation, but do not obtain interim valuations or otherwise adjust our accruals on an interim basis. This valuation has a number of variables, not only to estimate our benefit obligation, but also to provide us with minimum funding requirements for the retirement plan. The actuarial estimates include the expected rate of return on the retirement plan assets, the rate of compensation increases to eligible employees and the interest rate used to discount estimated future payments to retirement participants. Differences in actual experience as compared to these estimates or future changes in these estimates could require us to make changes to these benefit accruals or recognize under funding in our pension plan.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended				Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
PERCENTAGES OF NET SALES:
Net sales	100%		100%		100%		100%
Cost of goods sold	60%		65%		62%		65%

Gross profit	40%		35%		38%		35%
Operating expenses
Selling, general & administrative	32%		42%		32%		41%
Engineering, research & Development	7%		11%		7%		12%
Impairments of long-lived assets	3%		—		2%		—

Total operating expenses	42%		53%		41%		53%
Operating loss	(2%	)	(18%	)	(3%	)	(18%	)
Other expense (income)	6%		(2%	)	6%		(58%	)

Net (loss) income	(8%	)	(16%	)	(9%	)	40%

Second Quarter 2003 vs. 2002

Comdial’s net sales for the second quarter of 2003 were $13.0 million compared to $13.0 million in the second quarter of 2002.

Gross profit for the second quarter of 2003 was $5.2 million compared to $4.5 million in the second quarter of 2002. Gross profit, as a percentage of sales, was 40% for the second quarter of 2003 compared to 35% for the same period of 2002. This increase is primarily due a change in product mix, as the Company sold more higher margin products in the second quarter of 2003 compared with the same period of 2002. In addition, during the second quarter of 2003, the Company recorded $0.2 million of license fee revenue from a third party that did not occur in the second quarter of 2002.

Selling, general and administrative expenses (“SG&A”) decreased for the second quarter of 2003 by 23% to $4.1 million, compared with $5.4 million in the second quarter of 2002. SG&A expenses, as a percentage of sales, decreased to 32% for the second quarter of 2003 compared with 42% for the same period of 2002. This decrease primarily resulted from downsizing the work force in 2002 and more closely controlling costs.

Engineering, research and development expenses for the second quarter of 2003 decreased by 38% to $0.9 million, compared with $1.4 million for the second quarter of 2002. Engineering expenses, as a percentage of sales, decreased to 7% for the second quarter of 2003 compared with 11% for the second quarter of 2002. This decrease primarily resulted from downsizing of the work force and lower amortization of software development costs due to the write-down of impaired assets in the fourth quarter of 2002.

Prior to the Soundpipe acquisition (see Note B), Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off in June 2003 and are recorded as impairments of long-lived assets in the consolidated income statement.

Interest expense increased for the second quarter of 2003 by 11% to $0.8 million, compared with $0.7 million in the second quarter of 2002. This was primarily due to the amortization of the deferred financing costs on the private placement notes.

During the second quarter of 2002, the Company expended significant efforts to restructure its various liabilities resulting in gains of $0.9 million.

The net loss for the second quarter of 2003 was $1.1 million compared with $2.0 million for the second quarter of 2002, primarily due to the gross margin improvements and the reductions in SG&A expenses in 2003. There were no preferred shares outstanding in 2003.

First Six months of 2003 vs 2002

Comdial’s net sales for the first six months of 2003 were $25.3 million compared to $25.3 million in the first six months of 2002.

Gross profit for the first six months of 2003 was $10.0 million compared to $9.0 million in the first six months of 2002. Gross profit, as a percentage of sales, was 38% for the first six months of 2003 compared to 35% for the same period of 2002. During the first quarter of 2003, the Company recorded a decrease in its warranty liability, which increased gross margin by $0.3 million. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work. During the first quarter of 2003, the Company recorded a provision for product obsolescence, which decreased gross margin by $0.4 million. The provision primarily related to raw materials that were written down to estimated net realizable value due to a reduction in demand for a legacy product line that management, in the first quarter of 2003, decided should be discontinued. During the second quarter of 2003, the Company’s margins improved primarily due a change in product mix, as the Company sold more higher margin products in the second quarter of 2003 compared with the same period of 2002. In addition, during the second quarter of 2003, the Company recorded $0.2 million of license fee revenue from a third party that did not occur in the second quarter of 2002.

Selling, general and administrative expenses (“SG&A”) decreased for the first six months of 2003 by 22% to $8.1 million, compared with $10.4 million in the first six months of 2002. SG&A expenses, as a percentage of sales, decreased to 32% for the first six months of 2003 compared with 41% for the same period of 2002. This decrease primarily resulted from downsizing the work force in 2002 and more closely controlling costs.

Engineering, research and development expenses for the first six months of 2003 decreased by 40% to $1.8 million, compared with $3.0 million for the first six months of 2002. Engineering expenses, as a percentage of sales, decreased to 7% for the first six months of 2003 compared with 12% for the first six months of 2002. This decrease primarily resulted from downsizing of the work force and lower amortization of software development costs due to the write-down of impaired assets in the fourth quarter of 2002.

Prior to the Soundpipe acquisition (see Note B), Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off in June 2003 and are recorded as impairments of long-lived assets in the consolidated income statement.

Interest expense increased for the first six months of 2003 by 40% to $1.6 million, compared with $1.2 million in the first six months of 2002. This was primarily due to the amortization of the deferred financing costs on the private placement notes.

During the first six months of 2002, the Company expended significant efforts to restructure its various liabilities resulting in gains of $15.6 million, which included the gain on senior debt restructuring of $9.0 million, the gain on other liability restructurings of $3.8 million, and the gain on lease renegotiation of $2.8 million.

The net loss for the first six months of 2003 was $2.4 million compared with net income of $10.1 million for the first six months of 2002, primarily due to the gains on debt and other liability restructurings recorded during the first six months of 2002 discussed above. There were no preferred shares outstanding in 2003.

Liquidity and Capital Resources:

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	June 30, 2003	December 31, 2002
	(In Thousands)
Cash and cash equivalents	$1,425	$3,166
Current maturities of debt	515	644
Working capital	5,991	5,864

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

In connection with the debt restructuring in late 2002, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. As of December 31, 2002, the $1.5 million remained on deposit with BofA as collateral for the two letters of credit and was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. In March 2003, the letters of credit expired and BofA paid, under the terms of the letter of direction discussed above, $1.5 million to the Company. In April 2003, the Company obtained two new letters of credit totaling $1.0 million and was required to secure these letters of credit with $1.0 million of cash, which the Company recorded as restricted cash in the accompanying consolidated balance sheet as of June 30, 2003.

As of June 30, 2003, the Company’s cash and cash equivalents were lower than December 31, 2002 by $1.7 million and working capital increased by $0.1 million due primarily to the timing of vendor payments.

OTHER FINANCIAL INFORMATION

During the three and six months ended June 30, 2003 and 2002, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls.    As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

In accord with SEC requirements, our CEO and CFO each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note G of the Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 2:    Recent Sales of Unregistered Securities

On June 6, 2003, Comdial Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Comdial Corporation (“Comdial”), completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (VoIP) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings.

The acquisition involved the issuance of a total of 250,000 unregistered shares of the common stock of Comdial, par value $0.01 (the “Stock”). The Stock was issued as follows: 20,000 shares to Soundpipe; 180,000 shares to Altos Ventures, LLC (“Altos”), the principal shareholder of Soundpipe, as directed by Soundpipe on its behalf and in consideration of the cancellation of certain indebtedness held by Altos; and 50,000 shares to East Peak Advisors LLC.

The issuance described above is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the provisions of section 4(2) of the Securities Act.

ITEM 4:    Submission of Matters to a Vote of Security Holders

On May 8, 2003, Comdial held its annual meeting at its corporate headquarters in Sarasota, Florida. The following matters were voted upon:

(1) The following directors were elected to serve one-year terms: Nickolas A. Branica, Edwin M. Cooperman, Michael S. Falk, Alan Kessman, Travis Lee Provow, Keith M. Rosenbloom and S. Sanford Schlitt. Shares of common stock were voted as follows:

Nickolas A. Branica:	For – 7,639,443	Withheld – 8,894
Edwin M. Cooperman:	For – 7,640,821	Withheld – 7,516
Michael S. Falk:	For – 7,640,883	Withheld – 7,454
Alan Kessman:	For – 7,640,883	Withheld – 7,454
Travis Lee Provow:	For – 7,626,645	Withheld – 21,692
Keith M. Rosenbloom:	For – 7,640,879	Withheld – 7,458
S. Sanford Schlitt:	For – 7,640,823	Withheld – 7,514

(2)  An amendment to the 2002 Employee and Non-Employee Director Stock Incentive Plan to increase the number of shares of common stock available for issuance under said plan to 1,500,000 from 1,000,000 was proposed. The amendment was approved by stockholders. Shares of common stock were voted as follows: For – 7,258,922, Against – 40,299, Abstain – 1,636.

(3)  Ratification of the Company’s selection of Ernst & Young LLP as its independent certified public accountants was proposed. Such ratification was approved by stockholders. Shares of common stock were voted as follows: For – 7,643,315, Against – 3,828, Abstain – 1,192.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits included herein:

(31)  Section 302 Certifications:

31.1	Certification of Nickolas A. Branica, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)  Section 906 Certifications:

32.1	Certification of Nickolas A. Branica, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On June 10, 2003, the Company filed a report on Form 8-K disclosing the acquisition of substantially all of the assets of Soundpipe Inc.

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

Date: August 13, 2003