Form 10-Q
period 2003-09-30
COMDIAL CORP
filed 2003-11-14
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of November 7, 2003 was 8,968,061 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Operations - (Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$12,515	$12,480	$37,805	$37,764
Cost of goods sold	7,693	9,035	23,423	25,345

Gross profit	4,822	3,445	14,382	12,419

Operating expenses
Selling, general & administrative	3,868	4,995	11,997	15,353
Engineering, research & development	867	1,170	2,699	4,217
Stock compensation expense	24	510	24	572
Impairments of long-lived assets	—	—	365	—

Total operating expenses	4,759	6,675	15,085	20,142

Operating income (loss)	63	(3,230)	(703)	(7,723)
Other expense (income)
Interest expense, net	816	5,810	2,455	6,984
Gain on senior debt restructuring	—	(5,883)	—	(14,883)
Gain on other liability restructurings	—	(86)	—	(3,902)
Gain on lease renegotiation	—	—	—	(2,834)
Gain from arbitration award	—	(1,342)	—	(1,342)
(Gain) loss on sale of assets	—	89	(3)	417
Miscellaneous expense (income), net	(1)	310	(12)	(118)

Income (loss) before income taxes	(752)	(2,128)	(3,143)	7,955
Income tax expense	—	—	—	—

Net income (loss)	(752)	(2,128)	(3,143)	7,955

Preferred stock dividends	—	(125)	—	(284)
Gain on redemption of preferred stock	—	1,000	—	1,000

Net income (loss) applicable to common stock	$(752)	$(1,253)	$(3,143)	$8,671

Earnings (loss) per share applicable to common stock:
Basic	$(0.08)	$(0.73)	$(0.36)	$8.82
Diluted	$(0.08)	$(0.73)	$(0.36)	$7.61

Weighted average shares outstanding:
Basic	8,917	1,728	8,686	983
Diluted	8,917	1,728	8,686	1,140

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except per share amounts	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,051	$3,166
Restricted cash	1,000	—
Accounts receivable (less allowance for doubtful accounts: 2003 - $368; 2002 - $700)	6,446	8,284
Inventories, net	5,494	6,083
Prepaid expenses and other current assets	297	1,621

Total current assets	16,288	19,154

Property and equipment - net	3,037	4,194
Goodwill - net	3,375	3,375
Capitalized software development costs - net	4,408	4,729
Deferred financing costs - net	4,176	5,603
Other assets	3,136	3,565

Total assets	$34,420	$40,620

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,066	$8,396
Accrued payroll and related expenses	1,103	1,310
Accrued promotional allowances	1,729	1,252
Other accrued liabilities	1,686	1,688
Current maturities of long-term debt	475	644

Total current liabilities	10,059	13,290

Long-term debt	9,246	9,604
Long-term debt to related parties	7,012	7,012
Pension obligations	8,241	8,241
Other long-term liabilities	2,115	2,134

Total liabilities	36,673	40,281

Stockholders’ equity (deficit)
Convertible preferred stock, $10.00 par value, $10 per share liquidation preference (Authorized 2,000 shares; issued and outstanding: 2003 - 0; 2002 - 0)	—	—
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2003 - 8,968; 2002 - 8,515)	676	671
Paid-in capital	133,833	133,287
Accumulated deficit	(128,521)	(125,378)
Accumulated other comprehensive loss - pension obligations	(8,241)	(8,241)

Total stockholders’ equity (deficit)	(2,253)	339

Total liabilities and stockholders’ equity (deficit)	$34,420	$40,620

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended
In thousands	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income (loss)	$(3,143)	$7,955
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	3,241	4,327
Impairments of long-lived assets	365	—
Amortization of deferred financing costs	1,608	—
Accretion of discount on bridge notes	—	3,230
Bad debt (recoveries) expense	(95)	150
Stock compensation expense	24	572
Inventory provision	420	392
Gain on debt and other liability restructurings	—	(20,090)
Gain on lease renegotiation	—	(2,834)
(Gain) loss on sale of assets	(3)	417
Changes in working capital components, net of effects from purchase of subsidiary:
Accounts receivable	1,933	2,915
Inventory	169	2,843
Prepaid expenses and other assets	1,427	514
Accounts payable	(3,435)	(2,973)
Other liabilities	249	(4,316)

Net cash provided by (used in) operating activities	2,760	(6,898)

Cash flows from investing activities:
Proceeds from sale of assets	3	272
Purchase of subsidiary, net of cash acquired	(15)	—
Capital expenditures	(85)	(25)
Capitalized software additions	(1,278)	(492)

Net cash used in investing activities	(1,375)	(245)

Cash flows from financing activities:
Proceeds from issuance of bridge notes	—	4,000
Proceeds from issuance of private placement debt	—	11,075
Proceeds from issuance of common stock	27	—
Net repayments under revolver agreement	—	(5,750)
Principal payments on notes payable	(169)	(251)
Principal payments on capital lease obligations	(358)	(360)
Increase in restricted cash	(1,000)	—

Net cash (used in) provided by financing activities	(1,500)	8,714

Net (decrease) increase in cash and cash equivalents	(115)	1,571

Cash and cash equivalents at beginning of period	3,166	1,239

Cash and cash equivalents at end of period	$3,051	$2,810

Supplemental information - Cash paid during the period for:
Interest	$510	$1,178
Interest to related parties	371	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$500	$—
Assets acquired through capital lease transactions	—	1,336
Accounts payable converted to notes payable	—	288
Debt converted to preferred stock	—	10,000
Redemption of preferred stock	—	1,000
Warrants issued in connection with leasing arrangement	—	99
Warrants issued in connection with bridge financing	—	2,001
Warrants issued in connection with private placement financing	—	3,744
Stock issued in connection with conversion of bridge notes	—	533

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003 - (Unaudited)

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

Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Accounting for Stock-Based Compensation

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Financial Accounting Standard Board Statement No. 123, Accounting for Stock-Based Compensation, as amended by Financial Accounting Standard Board Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2003	2002	2003	2002
Net income (loss) applicable to common stock: As reported	$(752)	$(1,253)	$(3,143)	$8,671
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	324	665	591

Pro forma	$(749)	$(1,577)	$(3,808)	$8,080

Basic earnings (loss) per share:
As reported	$(0.08)	$(0.73)	$(0.36)	$8.82
Pro forma	$(0.08)	$(0.91)	$(0.44)	$8.22
Diluted earnings (loss) per share:
As reported	$(0.08)	$(0.73)	$(0.36)	$7.61
Pro forma	$(0.08)	$(0.91)	$(0.44)	$7.09

Amortization of Deferred Financing Costs

In connection with the private placements in late 2002, Comdial issued 5.3 million warrants. These warrants, which were valued at $4.4 million using the Black Scholes method, and $1.8 million of legal and professional were recorded as deferred financing costs and amortized over the term of the private placement notes. During the three and nine months ended September 30, 2003, $0.5 million and $1.6 million, respectively, were amortized and are included in interest expense in the consolidated statements of operations.

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

The acquisition involved the issuance of a total of 250,000 unregistered shares of the common stock of Comdial, par value $0.01 (the “Stock”), the payment of $15,000 in cash to East Peak Advisors LLC, advisors to Soundpipe, for a total fair value purchase price of $515,000.

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

Comdial accounted for the acquisition in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“Statement 141”). The acquisition was measured on the basis of the fair values exchanged. The Company acquired current assets with an estimated fair value of $12,900 and property and equipment with an estimated fair value of $61,000. Comdial assumed certain operating liabilities with an estimated fair value of $120,000 and issued 250,000 shares of common stock which were valued at the closing stock price on June 6, 2003 of $2.00 per share, for a fair value of $500,000. To determine the fair value of the acquired technology, Comdial measured the projected discounted net cash flows for the next two years and estimated that the fair market value of the technology significantly exceeded the cost of the acquisition. In accordance with Statement 141, since the total fair value of assets acquired and liabilities assumed exceeded the total cost of the acquisition (the “excess”), the excess was reduced from the fair value assigned to the purchased technology. Consequently, the amount assigned to the acquired technology was $546,000 and is reported in capitalized software development costs in the accompanying consolidated balance sheet.

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

NOTE C. INVENTORIES

Inventories, net of allowances, consist of the following:

In thousands	September 30, 2003	December 31, 2002
Finished goods	$5,172	$5,341
Materials and supplies	322	742

Total	$5,494	$6,083

Comdial records provisions for product obsolescence, which reduce gross margin. Allowances for inventory obsolescence amounted to $1.3 million and $1.1 million as of September 30, 2003 and December 31, 2002, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of September 30, 2003, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE D. PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for the nine months ended September 30, 2003:

In thousands
Warranty liability at January 1, 2003	$800
Repair costs paid during 2003	(313)
Reductions for changes in accruals for warranties issued prior to 2003	(447)
Additions for warranties issued during 2003	704

Warranty liability at September 30, 2003	$744

During the nine months ended September 30, 2003, the Company recorded a decrease in its warranty liability. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work.

NOTE E. EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 1,573,954 and 229,884 shares of common stock and warrants to purchase 905,510 and 11,667 shares of common stock for the three months ended September 30, 2003 and 2002, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive. Unexercised options to purchase 1,573,954 and 206,489 shares of common stock and warrants to purchase 905,510 and 11,667 shares of common stock for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
In thousands, except per share data	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Basic:

Net income (loss)	$(752)	$(2,128)	$(3,143)	$7,955
Preferred stock dividend	—	(125)	—	(284)
Gain on redemption of preferred stock	—	1,000	—	1,000

Net income (loss) applicable to common stock	$(752)	$(1,253)	$(3,143)	$8,671

Weighted average number of common shares outstanding during the period	8,917	1,727	8,686	982
Add - Deferred shares	—	1	—	1

Weighted average number of shares used in calculation of basic earnings per common share	8,917	1,728	8,686	983

Earnings (loss) per share	$(0.08)	$(1.23)	$(0.36)	$8.09
Preferred stock dividend	—	(0.07)	—	(0.29)
Gain on redemption of preferred stock	—	0.57	—	1.02

Earnings (loss) per share applicable to common stock	$(0.08)	$(0.73)	$(0.36)	$8.82

Diluted:

Net income (loss)	$(752)	$(2,128)	$(3,143)	$7,955
Preferred stock dividends	—	(125)	—	(284)
Gain on redemption of preferred stock	—	1,000	—	1,000

Net income (loss) applicable to common stock	$(752)	$(1,253)	$(3,143)	$8,671

Weighted average number of shares used in calculation of basic earnings per common share	8,917	1,728	8,686	983
Effect of dilutive stock options	—	—	—	2
Effect of dilutive warrants	—	—	—	155

Weighted average number of shares used in calculation of diluted earnings per common share	8,917	1,728	8,686	1,140

Earnings (loss) per share	$(0.08)	$(1.23)	$(0.36)	$6.98
Preferred stock dividend	—	(0.07)	—	(0.25)
Gain on redemption of preferred stock	—	0.57	—	0.88

Earnings (loss) per share applicable to common stock	$(0.08)	$(0.73)	$(0.36)	$7.61

During the nine months ended September 30, 2003 and 2002, no stock options were exercised.

NOTE F. SEGMENT INFORMATION

During the first nine months of 2003 and 2002, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the nine months ended September 30, 2003 and 2002:

(In thousands)	2003	2002
Business Segment Net Sales
Switching	$29,439	$26,257
Messaging	7,547	10,251
CTI & Other	819	1,256

Net sales	$37,805	$37,764

(In thousands)	2003	2002
Business Segment Gross Profit
Switching	$10,816	$8,563
Messaging	3,227	3,935
CTI & Other	339	(79)

Gross profit	14,382	12,419
Operating expenses	15,085	20,142
Interest expense, net	2,455	6,984
Gain on senior debt restructuring	—	(14,883)
Gain on other liability restructurings	—	(3,902)
Gain on lease renegotiation	—	(2,834)
Gain from arbitration award	—	(1,342)
(Gain) loss on sale of assets	(3)	417
Miscellaneous income, net	(12)	(118)

(Loss) income before income taxes	$(3,143)	$7,955

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

During February 2003, the Company discovered that approximately $0.6 million and $0.1 million of unauthorized disbursements were made from its pension plan during 2002 and 2003, respectively, by a former employee of Comdial. The full amount of these losses was reimbursed by the Company’s insurance carrier in October 2003.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract, tortious interference with contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

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

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we establish a valuation allowance. As of September 30, 2003 and December 31, 2002, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

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

On December 31, 2002, the projected benefit obligations of $25.6 million (calculated using a discount rate of 7.25%) exceeded the market value of the plan assets of $19.9 million by $5.7 million. As the Company has a prepaid pension asset of $2.5 million recorded as of December 31, 2002, the Company recorded a liability and related other comprehensive loss item (as a direct decrease in stockholders’ equity) on the accompanying consolidated balance sheet of $8.2 million, net of tax benefits of $0. The Company’s actuarial estimates have not been updated since December 31, 2002. If the Company’s investment return and other actuarial assumptions change, contributions could be required in later years.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
PERCENTAGES OF NET SALES:
Net sales	100%	100%	100%	100%
Cost of goods sold	61%	72%	62%	67%

Gross profit	39%	28%	38%	33%
Operating expenses
Selling, general & administrative	31%	40%	32%	41%
Engineering, research & development	7%	9%	7%	11%
Stock compensation expense	—	4%	—	1%
Impairments of long-lived assets	—	—	1%	—

Total operating expenses	38%	53%	40%	53%
Operating income (loss)	1%	(25)%	(2)%	(20)%
Other expense (income)	7%	(8)%	6%	(41)%

Net (loss) income	(6)%	(17)%	(8)%	21%

Third Quarter 2003 vs. 2002

Comdial’s net sales for the third quarter of 2003 were $12.5 million compared to $12.5 million in the third quarter of 2002.

Gross profit for the third quarter of 2003 was $4.8 million compared to $3.4 million in the third quarter of 2002. Gross profit, as a percentage of sales, was 39% for the third quarter of 2003 compared to 28% for the same period of 2002. This increase is partially due to a change in product mix, as the Company sold more higher margin products in the third quarter of 2003 compared with the same period of 2002. In addition, during the third quarter of 2002, the Company charged $0.4 million to cost of sales for inventory obsolescence and $0.6 million to cost of sales resulting from physical inventory discrepancies, whereas no such charges were recognized in the third quarter of 2003.

Selling, general and administrative expenses (“SG&A”) decreased for the third quarter of 2003 by 23% to $3.9 million, compared with $5.0 million in the third quarter of 2002. SG&A expenses, as a percentage of sales, decreased to 31% for the third quarter of 2003 compared with 40% for the same period of 2002. This decrease primarily resulted from downsizing the work force in 2002 and more closely controlling costs.

Engineering, research and development expenses for the third quarter of 2003 decreased by 26% to $0.9 million, compared with $1.2 million for the third quarter of 2002. Engineering expenses, as a percentage of sales, decreased to 7% for the third quarter of 2003 compared with 9% for the third quarter of 2002. This decrease primarily resulted from downsizing of the work force in 2002 and lower amortization of software development costs.

In connection with the bridge financing in 2002, warrants to purchase 100,000 shares of common stock were issued to two executive officers of the Company. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date.

Interest expense decreased for the third quarter of 2003 by 86% to $0.8 million, compared with $5.8 million in the third quarter of 2002. This was primarily due to the accretion of the discount on the bridge notes recorded in the third quarter of 2002.

During the third quarter of 2002, the Company expended significant efforts to restructure its various liabilities resulting in gains of $6.0 million, which included the gain on senior debt restructuring of $5.9 million.

The Company did not generate taxable income during the third quarter of 2003 and, therefore, did not record any income tax expense for the period. The Company has provided a full valuation allowance on its deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

The net loss for the third quarter of 2003 was $0.8 million compared with $2.1 million for the third quarter of 2002, primarily due to the gross margin improvements and the reductions in SG&A expenses in 2003. There were no preferred shares outstanding in 2003.

First Nine Months of 2003 vs 2002

Comdial’s net sales for the first nine months of 2003 were $37.8 million compared to $37.8 million in the first nine months of 2002.

Gross profit for the first nine months of 2003 was $14.4 million compared to $12.4 million in the first nine months of 2002. Gross profit, as a percentage of sales, was 38% for the first nine months of 2003 compared to 33% for the same period of 2002. During the nine months ended September 30, 2003, the Company’s margins improved primarily due to a change in product mix, as the Company sold more higher margin products in the first nine months of 2003 compared with the same period of 2002. In addition, during the first nine months of 2002, the Company charged $0.4 million to cost of sales for inventory obsolescence and $0.6 million to cost of sales resulting from physical inventory discrepancies.

Selling, general and administrative expenses (“SG&A”) decreased for the first nine months of 2003 by 22% to $12.0 million, compared with $15.4 million in the first nine months of 2002. SG&A expenses, as a percentage of sales, decreased to 32% for the first nine months of 2003 compared with 41% for the same period of 2002. This decrease primarily resulted from downsizing the work force in 2002 and more closely controlling costs.

Engineering, research and development expenses for the first nine months of 2003 decreased by 36% to $2.7 million, compared with $4.2 million for the first nine months of 2002. Engineering expenses, as a percentage of sales, decreased to 7% for the first nine months of 2003 compared with 11% for the first nine months of 2002. This decrease primarily resulted from downsizing of the work force and lower amortization of software development costs.

In connection with the bridge financing in 2002, warrants to purchase 100,000 shares of common stock were issued to two executive officers of the Company. The warrants are exercisable at $0.15 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date. In addition, Commonwealth Associates, L.P. received 16,667 shares of the Company’s common stock upon signing of an advisory agreement on June 7, 2002. Expense of $0.1 million was recorded based on the stock price on that date.

Prior to the Soundpipe acquisition (see Note B), Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off during the nine months ended September 30, 2003 and are recorded as impairments of long-lived assets in the consolidated income statement.

Interest expense decreased for the first nine months of 2003 by 65% to $2.5 million, compared with $7.0 million in the first nine months of 2002. This was primarily due to the accretion of the discount on the bridge notes recorded in the third quarter of 2002.

During the first nine months of 2002, the Company expended significant efforts to restructure its various liabilities resulting in gains of $21.6 million, which included the gain on senior debt restructuring of $14.9 million, the gain on other liability restructurings of $3.9 million, and the gain on lease renegotiation of $2.8 million.

The Company did not generate taxable income during the first nine months of 2003 and, therefore, did not record any income tax expense for the period. The Company has provided a full valuation allowance on its deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

The net loss for the first nine months of 2003 was $3.1 million compared with net income of $8.0 million for the first nine months of 2002, primarily due to the gains on debt and other liability restructurings recorded during the first nine months of 2002 discussed above. There were no preferred shares outstanding in 2003.

Liquidity and Capital Resources:

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	September 30, 2003	December 31, 2002
	(In Thousands)
Cash and cash equivalents	$3,051	$3,166
Current maturities of debt	475	644
Working capital	6,229	5,864

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

In connection with the debt restructuring in late 2002, ComVest Venture Partners, L.P. (“ComVest”) deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. As of December 31, 2002, the $1.5 million remained on deposit with BofA as collateral for the two letters of credit and was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. In March 2003, the letters of credit expired and BofA paid, under the terms of the letter of direction discussed above, $1.5 million to the Company. In April 2003, the Company obtained two new letters of credit totaling $1.0 million and was required to secure these letters of credit with $1.0 million of cash, which the Company recorded as restricted cash in the accompanying consolidated balance sheet as of September 30, 2003.

As of September 30, 2003, the Company’s cash and cash equivalents were lower than December 31, 2002 by $0.1 million due primarily to the timing of vendor payments. As of September 30, 2003, the Company’s working capital increased by $0.4 million compared with December 31, 2002 due primarily to positive cash flow from operations offset by the timing of vendor payments.

OTHER FINANCIAL INFORMATION

During the three and nine months ended September 30, 2003 and 2002, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

On August 15, 2003, the Company filed a report on Form 8-K disclosing the issuance of a press release reporting its results for the second quarter ended June 30, 2003.

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

Date: November 14, 2003