Form 10-K
period 2003-12-31
COMDIAL CORP
filed 2004-03-30
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $8,449,347 (See Item 5). The number of shares of Common Stock outstanding as of March 19, 2004, was 8,974,560.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Comdial’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference under Part I, Item 5 and Part III of this Form 10-K. Portions of Comdial’s Schedule 14C Definitive Information Statement dated October 27, 2003, are incorporated by reference under Part I, Item 4 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Comdial Corporation (“Comdial” or the “Company”) is a Delaware corporation based in Sarasota, Florida. Comdial was originally incorporated in Oregon in 1977 and was reincorporated in Delaware in 1982 when it acquired General Dynamics Telephone Systems Center, Inc. (formerly known as Stromberg-Carlson Telephone Systems, Inc.), a wholly owned subsidiary of General Dynamics Corporation. Comdial’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “CMDZ”.

Comdial(R) designs and markets sophisticated voice communications solutions for small to mid-sized offices. Comdial’s products consist of business telephone systems, unified and voice messaging, call processing, and computer telephony integration solutions. Comdial has shipped approximately 400,000 business phone systems and 4 million telephones.

As part of our restructuring program, we have outsourced substantially all of our manufacturing requirements. Outsourced manufacturing is carried out in three principal locations: Asia, Mexico and the United States. During June 2003, Comdial purchased the technology and assets of Soundpipe Inc. (“Soundpipe”). Soundpipe was primarily engaged in the design and development of communication solutions utilizing voice over Internet Protocol (“VoIP”) technology and the acquisition enhanced Comdial’s development efforts in this area.

Industry Background

Comdial’s primary product offerings fall into three categories: (1) voice switching systems, (2) voice messaging systems, and (3) computer telephony integration (“CTI”) applications that incorporate voice messaging and voice processing products with advanced computer technologies and VoIP applications. All of these products are focused on small- to medium-sized offices, are highly competitive and are influenced by trends and events in technology, regulation and the general economy.

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

Due to the voice and data convergence phenomenon, data access to VoIP networks and the Internet as a type of access point is becoming increasingly important in voice switching systems. As part of this technology change, the emergence of IP-based terminal devices such as IP telephones is becoming an important component in the Company’s product portfolio. Data access points are available for trunks, terminal devices and networking. The Company accomplishes this with an IP media board that supports VoIP protocols. The Company product portfolio includes an IP telephone.

The key/hybrid segment of the voice switching market, as reported by Phillips Infotech (InfoTrack for Enterprise Communications, Third Quarter 2003 Report), was forecasted at 3.9 million system line shipments in 2003, representing a 15.3 percent decline from 2002. For the nine months ended September 30, 2003 actual system line shipments in this segment declined by 11 percent. During this same period, Comdial key/hybrid shipments decreased by 4 percent to 202,000, resulting in a market share of 6.4 percent in such period–a 29 percent increase versus the same period in 2002. The Company was ranked sixth in market share behind NEC, Avaya, Nortel, Toshiba, and Panasonic Company during the period. Year-end data for 2003 is not yet available.

The domestic demand for traditional key/hybrid switching systems, as projected by Phillips Infotech, is expected to increase 2.1 percent, remain flat, and decrease 2.4 percent in 2004, 2005, and 2006, respectively. Phillips Infotech also reports that the key/hybrid market end-user spending is projected at approximately $1.16 billion, $1.14 billion, and $1.11 billion in 2004, 2005, and 2006, respectively.

The IP PBX switching market in terms of line shipments is expected to grow 35.4 percent, 23 percent, and 25 percent in 2004, 2005, and 2006, respectively. This projected growth translates into end-user spending of approximately $2.39 billion, $2.92 billion, and $3.62 billion in 2004, 2005, and 2006, respectively.

The projected declines in the key/hybrid and PBX markets are primarily due to the adoption of IP PBX systems. In 2001, Comdial gained market share in the key/hybrid market and started selling in the emerging IP PBX segment. The Company believes it is well positioned to compete effectively in both markets. The Company’s FX II product is classified as a converged IP telephony system and provides customers with the option of deploying circuit switched and/or packet switched solutions.

Voice Messaging Systems

Comdial voice processing products service a broad range of customer applications ranging in size from 2 to 64 ports. Comdial’s primary voice messaging product sales are in the 2 to 8 port range, corresponding with the needs of small to mid-size offices that are Comdial’s primary markets. Interchange™, in combination with Corporate Office, Comdial’s mid- market offering, and Debut®, its entry-level product, constitute a complete range of voice processing solutions.

As the market for voice processing systems has matured, a new variation known as “unified messaging” (“UM”) has evolved. UM provides a means of storing voice messages along side email messages in a single location (such as the “inbox” associated with Microsoft® Outlook® in-box). UM enables a system user to play voice mail messages (using the sound capabilities of their PC) at the same time the user is picking up their email messages. The user can also annotate, store and forward voice messages in the same manner as e-mail messages. UM also allows the user to listen to voice messages via the telephone and also listen to e-mail messages via the telephone through the use of text-to-speech software. The UM “in-box” is a multimedia store for voice and e-mail messages. In 1999, Comdial introduced Interchange, its unified messaging (UM) system combining voice mail and e-mail. Comdial’s Interchange UM system is available in several sizes and integrates with Microsoft Exchange and other popular e-mail servers.

The voice messaging market end-user spending for 2003, according to Phillips Infotech, was estimated at $2.33 billion, down from $2.35 billion in 2002. While system shipments are expected to grow about 3 to 5 percent annually, revenue is projected to remain relatively flat over the next three years due to lower prices.

Computer Telephony Integration Solutions

Comdial has also developed sophisticated desktop software applications designed to run in a Microsoft Windows®/Outlook environment. Examples of these applications include Impact Attendant™, Impact Group™, and Impact Call™. All of these applications enable a PC user to visually monitor and control (transfer, hold, etc.) phone calls. The call control capabilities of these desktop applications are enabled by Comdial’s “Enterprise” CTI link and WideOpen Office®, a server based program. The market for CTI products is very diverse and difficult to quantify. Most of Comdial’s CTI sales derive from sales of the Company’s switching and/or voice messaging products.

Strategy

Comdial seeks to expand sales and profits by:

1.	Focusing on its core competencies in building feature-rich, competitively-priced business communications solutions for small to mid-sized offices;

2.	Leveraging its IP communications expertise to deliver advanced IP telephony products providing migration options for its installed base;

3.	Growing its middle-market channel by supporting it with new marketing programs;

4.	Leverage its installed base to upgrade legacy product lines to current solutions that offer VoIP capabilities; and,

5.	Adding recurring revenue opportunities by offering bundled solutions to users, which integrate Comdial hardware and software products with various service offerings.

Product Offerings

Comdial currently offers complete business communications solutions consisting of bundled platforms, traditional and converged switching systems, desktop and wireless phones, voice and unified messaging systems, and computer telephony integration software.

Converged Telephony Platform

In 2002, Comdial introduced the Converged Telephony Platform™ package to bring about awareness of Comdial’s suite of products. This product strategy was aimed at increasing average selling prices by promoting the advantages of the FX II and Interchange solution set. The Platform combines the features of Comdial’s FX II Business Communications System, Interchange Unified Messaging, and the Impact Attendant CTI application. The Converged Telephony Platform received an Internet Telephony “2003 Product of the Year” award.

Switching

The Company’s switching products consist of its business phone systems (FX II and DX-80), telephones (Impact, iPrimo, Scout II), and other switching-related products.

FX II Business Communications System

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

DX-80 Small Business Phone System

Comdial’s OEM key system is the DX-80. At a maximum of 16 trunks and 48 digital phones, the DX-80 provides an advanced feature set (including an internal voice processing capability) at a lower price to the end user. The lower price of the DX-80 is intended to allow Comdial to increase sales into the traditional key system market.

Phones

Comdial provides the Impact SCS phone for use with the FX. Impact SCS provides advantages such as a larger screen LCD and full-duplex transmission. The DX-80 utilizes its own digital telephone and is also available to all dealers.

Comdial also offers the iPrimo SCS, an IP version of the SCS digital feature phone for use with FX II. This IP phone enables remote workers to use an IP connection to an FX II switch with access to many of the same desktop features available on an SCS phone. As with IP networking, the IP phone will allow businesses to utilize their WAN data networks to carry corporate voice traffic, thereby potentially reducing costs associated with their circuit switched voice networks.

Comdial offers a wireless office phone, Scout II. The Scout II offers a smaller and lighter form-factor coupled with longer range when compared with prior Comdial offerings. The Scout II wireless telephone is exclusively designed for use with Comdial business phone systems and is intended for use when a land-line phone is not available. The Scout II utilizes a Digital Spread Spectrum 900MHz frequency.

Messaging

Comdial’s messaging products include unified call processing systems (Interchange) and voice mail systems (Debut and Corporate Office).

Interchange Communications Suite

Interchange, a unified call processing system, provides voice mail, auto attendant, interactive voice response, work group call center support, call recording, and unified messaging and is intended for use in small to mid-sized offices. Interchange is available in several form-factors, can scale from 4 to 64 ports, and supports digital or analog integration.

Interchange’s architecture supports voice mail or unified messaging on a mailbox-by-mailbox basis. Unified messaging is intended to allow users to access and manage all their voice and email messages from the convenience of a single desktop inbox. Interchange users are able to use any telephone to listen to emails, and reply to them with voice mails. Interchange’s notification feature notifies users via mobile phone or pager when messages arrive. Interchange supports local and remote email servers including Microsoft Exchange, Lotus Notes, and Novell Group Wise. For customers that use an application service provider for messaging services, Interchange enables companies to enjoy unified messaging without the added costs and maintenance of an in-house email server.

Voice Messaging Systems

Comdial offers a number of voice messaging systems such as Debut® and Corporate Office®. These products are scaleable and serve the needs of businesses from very small (2-ports) to large (64-ports). The products provide standard voice processing features such as auto attendant, voice store and forward, multiple greetings, and individual voice mailboxes. Available features include fax tone detection, IVR (interactive voice response to user touch-tone commands), and Visual Call Management (desktop tools to manage call traffic and customize an individual’s messaging environment). Comdial’s voice messaging systems are available in several form-factors including: wall-mount, floor, and rack-mount chassis.

Computer Telephony Integration (CTI)

CTI applications include an automated call distribution system (Quick Q), and a soft-phone attendant console (Impact Attendant).

QuickQ® ACD

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

Product Development/New Products

Comdial currently has a number of new products and product enhancements at various phases, many of which are scheduled for release during 2004. Key product initiatives include the following:

•	CONVERSip™ MP5000 Media Platform is intended to be a cost-effective IP PBX platform, based on Session Initiation Protocol (“SIP”) – an Internet standard for establishing multimedia communication session, for small and medium-sized single or distributed office environments. It is intended to support both native-IP and traditional telephony, unified messaging, call center, and CTI applications. Derived from the Comdial FX II system, MP5000 inherits FX II’s features and market-proven reliability. This offering will be priced comparably to traditional systems.

•	CONVERSip™ MP1000 Media Platform, Comdial’s next generation Local Area Network (“LAN”) based IP PBX platform, is a simple, intuitive communications solution featuring an 8-port gateway, auto attendant, unified messaging, unified call distribution, browser based administration and software upgradeability. The MP1000, also based on SIP, will deliver IP functionality at a price point comparable to traditional small office systems.

•	CONVERSip™ EP300 Voice IP Endpoint is a desktop instrument that delivers voice communications and works on either CONVERSip™ media platform. The EP300 has 24 programmable buttons that speed routine calling functions such as retrieving voice mail, dialing extensions and handling calls. Because of its interoperability, EP300 users can communicate with IP, digital or analog telephone users.

•	CONVERSip™ EP200 Multimedia IP Endpoint extends any Microsoft® Windows® XP PC to a fully functional business telephone with the added advantage of multimedia collaboration. Users conduct voice, video and instant messaging sessions with other EP200 users, or they can make/receive calls to and from regular telephones. With its built-in contact list, users can point and click to make calls. Presence lets users know if and how other subscribers can be reached. Like the EP300, the EP200 works on both CONVERSip media platforms and is interoperable with IP, digital and analog telephone users.

•	Interchange Communications Suite is Comdial’s advanced call processing application. This latest release will offer improved workgroup call center capabilities, web based reporting, real-time statistics, and call recording.

•	DX-80 “in-skin” voice mail system will receive a new processor.

•	DX-80 VoIP options are intended to facilitate entry into the low-end IP Telephony space.

•	On-going cost reduction plans for existing products.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During the fiscal years ended December 31, 2003, 2002 and 2001, substantially all of Comdial’s sales, net income (loss), and identifiable net assets were attributable to the telecommunications industry. Additional information is included in Note 14 to the consolidated financial statements.

Product Sales Information

The following table presents certain relevant information concerning Comdial’s business segments for the periods indicated:

	Year Ended December 31,
In thousands	2003	2002	2001
Business segment net sales:

Switching	$37,464	$36,892	$53,511
Messaging	9,362	13,240	15,183
CTI & Other	1,115	1,589	7,473

Net sales	$47,941	$51,721	$76,167

The significant decrease in messaging revenue in 2003 is primarily due to the product mix. During 2003, there was reduced demand for the Company’s higher priced Corporate Office product, as users are focusing more on voice messaging products that are integrated with the voice switching systems. In addition, as the market for voice processing systems has matured, the competitive marketplace has caused pricing pressures.

NARRATIVE DESCRIPTION OF BUSINESS

Products

Comdial’s recent strategy has been to reduce its product portfolio to fewer product stock keeping units (SKUs). Reducing the number of similar products and focusing on increasing volume and lowering product cost, is intended to improve profit margins in the future. We believe this also enhances the Company’s competitive position.

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

Three supply houses collectively accounted for more than 86% of Comdial’s net sales. These are ALLTEL Supply, Inc. (“ALLTEL”), Graybar Electric Company, Inc. (“Graybar”), and Sprint North Supply, Inc. (“North Supply”). In 2003, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $8.6 million (18%), $20.9 million (44%), and $11.6 million (24%), respectively.

Comdial’s dealers are segregated into different levels, based on sales volume. These are Diamond, Platinum, Gold and Associate. Comdial offers special marketing programs for Diamond, Platinum, and Gold dealers, including exclusive access to certain products, market development funds and product credits related to dealer purchase levels, certain territorial protection, toll free technical assistance, and training. All recognized dealers have sales quotas, and Comdial’s sales department monitors their performance against these targets. Comdial supports its existing dealers and seeks to attract new dealers through its web site, direct selling efforts, joint sales activities with distributors, and other new dealer recruitment programs.

Comdial has defined geographic sales territories, each of which include a regional sales manager (“RSM”) who is responsible for recruiting new dealers, as well as managing existing dealers. Dealers are supported through a team of dedicated inside sales representatives, email distribution, and local product seminars often organized by distributors. To stimulate and support demand, each RSM makes joint sales calls with dealers to end-users and trains dealer sales personnel in product benefits. Product specialists at Comdial are available to help design complex configurations and solve technical issues.

Comdial’s dealers sell Comdial’s products to end-users and provide after-sale support, including maintenance services. Comdial maintains a technical staff for dealer technical support. Comdial also generally provides a limited warranty on elements of its products, in most cases up to a maximum of 24 months.

Other indirect channels include OEM relationships, international sales, and dealer direct sales for specific products. International sales for 2003, 2002 and 2001 were less than 1% of total Company net sales.

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

Research and development costs for the fiscal years ended 2003, 2002 and 2001 comprise the majority of engineering, research, and development costs, which were $3.5 million, $5.3 million and $7.6 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

Some of the costs associated with the development of product software have been capitalized as incurred. The accounting for such software follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86. The amounts capitalized in 2003, 2002 and 2001 were $2.1 million, $0.7 million and $2.8 million, respectively. The amortization expense of capitalized software development costs in 2003, 2002 and 2001 were $2.4 million, $3.1 million and $3.1 million, respectively.

Manufacturing and Quality Control

Comdial has streamlined its product offerings in 2001, 2002 and 2003 by eliminating products and models that were redundant and/or low volume, thereby simplifying outsourcing and reducing the associated risk. This action also has the added benefit of concentrating more volume on the remaining models, which has had a positive effect on cost, efficiency and quality. The Company believes that outsourcing the manufacturing of its products provides benefits in the form of lower costs, higher margins and competitively priced products. While 2001 and 2002 were predominantly restructuring years for the Company, the outsourcing of the majority of its products has resulted in significant benefits to the Company. The Company has experienced certain disruptions in its supply chain during this process, including some related to defective component parts. The Company believes it has substantially resolved those problems.

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

Backlog

In 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from its own manufacturing in Virginia to the outsourcing partners plus a backlog that had been built up with one of the United States outsourcing partners. These problems have been addressed by changing outsourcing partners. Also in 2002, one principal outsource manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. As a result, we were forced to terminate our relationship with that manufacturer and transition that work to other contractors. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance; this action is still pending. While we believe these problems with these contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future. As of December 31, 2003 and 2002, the backlog was approximately $1.0 million and $4.3 million, respectively.

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

Employees

As of December 31, 2003, Comdial, including subsidiaries, had 146 full-time employees, of whom 5 were engaged in light assembly and testing, 33 in product development (including engineering, product management and technical publications), 55 in sales and marketing (including customer service and support), 31 in operations (including procurement, quality assurance, warehouse and distribution), and 22 in finance, information technology and administration.

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

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this prospectus, are forward-looking statements that are subject to risks and uncertainties. These forward- looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may”, “will”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Some of the risks and uncertainties include, but are not limited to:

•	any inability to stem continued operating losses and to generate positive cash flow;

•	any adverse impact of competitors’ products;

•	delays in development of highly complex products;

•	lower than anticipated product demand and lack of market acceptance;

•	adverse market fluctuations caused by general economic conditions;

•	any negative impact resulting from the outsourcing of manufacturing and the continued risks associated with outsourcing;

•	any inability to renegotiate on favorable terms or otherwise meet our obligations to suppliers and other creditors;

•	unfavorable outcomes in any pending or threatened litigation;

•	any inability to form or maintain key strategic alliances;

•	our inability to raise capital when needed;

•	any reductions in our liquidity and working capital;

•	any negative impact resulting from downsizing of our workforce;

•	unanticipated liabilities or expenses;

•	availability and pricing of parts and components;

•	any loss of key employees, including executives and key product development engineers

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

These risks could cause our actual results for 2004 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. We undertake no obligation to publicly update or revise the forward-looking statements made in this prospectus to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

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

In addition, our outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In 2002, we experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product caused a significant shortfall in product inventory, and led to our inability to meet product orders, negatively impacting sales and revenues. In addition, the Company was adversely affected by the port strike in early 2003 that resulted in the temporary closure of certain ports on the West Coast of the United States.

During the third quarter of 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from Virginia to the outsourcing partners plus a backlog that has been built up with one of the United States outsourcing partners. These problems have been addressed by changing outsourcing partners. Also in 2002, we were forced to terminate our relationship with a principal outsource manufacturer and transition that work to other contractors. The terminated manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance. While these problems with these contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

ITEM 2. PROPERTIES

The Company leases approximately 80,000 square feet of office and warehouse space in Sarasota, Florida, which serves as its corporate headquarters. This lease expires in January 2010.

The Company leases 26,000 square feet of light industrial space in Charlottesville, Virginia for use by its engineering and technical services functions. The building was previously owned by the Company, but was sold to a third party in 2001. The lease is on a month-to-month basis.

The Company leases 4,000 square feet of office space in Santa Clara, California for use by its engineering function. The lease is on a month-to-month basis.

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

On January 24, 2003, the Company was notified by letter from an insurance representative of the Catholic Cathedral of St. Thomas Moore that the Cathedral’s insurance carrier might pursue a subrogation claim based on a fire at the Cathedral that may have been caused by the installation or failure of equipment allegedly installed by the Company. The Company did not install any equipment at the Cathedral and has notified its insurance carrier of this claim. The Company believes that the repairs needed to repair the damage to the Cathedral were approximately $0.15 million, although it has received no written confirmation of same. There has been no further correspondence or other communication from any party in this matter. No amounts have been accrued in the Company’s financial statements for any losses.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claimed that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. In pre-trial proceedings, the court dismissed all claims except for the tortious interference claim. On March 18, 2004, following a jury trial on that claim, the court granted Comdial’s motion to dismiss and the case was ended without jury deliberations. It is unknown at this time whether Mr. Grover will appeal. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information is incorporated by reference from Comdial’s Schedule 14C definitive information statement dated October 27, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 19, 2004 there were 378 record holders of Comdial’s common stock.

Quarterly Common Stock Information

Beginning January 29, 2003, our common stock was listed on the Over the Counter Bulletin Board under the symbol CMDZ. From August 7, 2002 until January 29, 2003, our common stock was traded on the Pink Sheets Electronic Quotation System. Previously, our common stock was traded on the Nasdaq SmallCap Market, under the symbol CMDL, until the Company was delisted in the third quarter of 2002.

The following table sets forth, for the first two quarters of 2002 and each quarterly period in 2003, the high and low closing stock prices during the quarter in the over-the-counter market for Comdial’s Common Stock, as reported by the National Association of Security Dealers Automated Quotation System (“Nasdaq”). For the third and fourth quarters of 2002, the high and low stock prices are based on the bid quotations as reported by the Pink Sheets Electronic Quotation System. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

	2003		2002
Fiscal Quarters	High	Low	High	Low
First Quarter	$1.51	$.55	$9.60	$5.40
Second Quarter	3.00	0.58	12.00	3.75
Third Quarter	2.45	1.30	5.85	0.75
Fourth Quarter	3.50	2.00	3.75	0.01

Comdial has never paid a dividend on its common stock and its Board of Directors currently does not intend to change the policy of not paying cash dividends on common stock. In connection with the financings described in the Recent Developments section of Item 7 below, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” of Comdial’s definitive proxy statement for the annual meeting of stockholders.

Recent Sales of Unregistered Securities.

Comdial has not sold any securities, registered or otherwise, within the past year, except as set forth below.

Soundpipe Acquisition

On June 6, 2003, Comdial Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (VoIP) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings.

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

Options

The Company issued stock options to its employees and non-employee directors pursuant to its 2002 Employee and Non-Employee Director Stock Incentive Plan (the “2002 Empl/Non-Empl/Dir SO”) as follows:

GRANT DATE	PLAN NAME	NUMBER OF SHARES UNDERLYING OPTIONS	EXERCISE PRICE	EXPIRATION DATE
1/27/2003	2002 Empl/Non-Empl/Dir SO	1,333	$0.61	1/27/2013
2/24/2003	2002 Empl/Non-Empl/Dir SO	67	$0.75	2/24/2013
3/26/2003	2002 Empl/Non-Empl/Dir SO	1,333	$0.58	3/26/2013
3/28/2003	2002 Empl/Non-Empl/Dir SO	35,417	$0.58	3/28/2013
3/31/2003	2002 Empl/Non-Empl/Dir SO	67	$0.58	3/31/2013
4/14/2003	2002 Empl/Non-Empl/Dir SO	1,333	$0.58	4/14/2013
4/21/2003	2002 Empl/Non-Empl/Dir SO	5,333	$0.58	4/21/2013
5/12/2003	2002 Empl/Non-Empl/Dir SO	67	$1.25	5/12/2013
5/23/2003	2002 Empl/Non-Empl/Dir SO	134	$2.70	5/23/2013
5/30/2003	2002 Empl/Non-Empl/Dir SO	1,333	$2.50	5/30/2013
6/9/2003	2002 Empl/Non-Empl/Dir SO	485,734	$2.00	6/9/2013
6/16/2003	2002 Empl/Non-Empl/Dir SO	67	$2.70	6/16/2013
7/1/2003	2002 Empl/Non-Empl/Dir SO	15,000	$2.00	7/01/2013
7/21/2003	2002 Empl/Non-Empl/Dir SO	1,333	$2.20	7/21/2013
7/28/2003	2002 Empl/Non-Empl/Dir SO	67	$2.20	7/28/2013
8/18/2003	2002 Empl/Non-Empl/Dir SO	5,000	$1.85	8/18/2013
8/25/2003	2002 Empl/Non-Empl/Dir SO	67	$1.50	8/25/2013
9/19/2003	2002 Empl/Non-Empl/Dir SO	354,912	$1.68	9/19/2013
9/29/2003	2002 Empl/Non-Empl/Dir SO	1,333	$1.99	9/29/2013
10/6/2003	2002 Empl/Non-Empl/Dir SO	67	$2.00	10/6/2013
10/20/2003	2002 Empl/Non-Empl/Dir SO	667	$2.30	10/20/2013
10/28/2003	2002 Empl/Non-Empl/Dir SO	667	$2.80	10/28/2013
11/24/2003	2002 Empl/Non-Empl/Dir SO	3,333	$2.95	11/24/2013
12/1/2003	2002 Empl/Non-Empl/Dir SO	6,333	$3.05	12/1/2013
12/2/2003	2002 Empl/Non-Empl/Dir SO	1,333	$3.05	12/2/2013
12/23/2003	2002 Empl/Non-Empl/Dir SO	67	$2.88	12/23/2013

	TOTAL	922,397

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

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations Data For the Years Ended December 31:

In thousands, except per share amounts

	2003	2002	2001	2000	1999
Net sales	$47,941	$51,721	$76,167	$89,564	$140,757
Income (loss) before income taxes	(6,091)	6,486	(21,155)	(47,864)	10,033
Net income (loss)	(6,091)	6,486	(21,155)	(63,264)	7,343
Net income (loss) applicable to common stock	(6,091)	7,202	(21,155)	(63,264)	7,343
Earnings (loss) per share applicable to common stock:
Basic	(0.70)	3.59	(34.45)	(103.20)	12.30
Diluted	(0.70)	3.10	(34.45)	(103.20)	12.26

Selected Consolidated Balance Sheet Data December 31,
In thousands	2003	2002	2001	2000	1999
Current assets	$13,014	$19,154	$23,084	$33,152	$72,077
Total assets	30,194	40,620	43,736	71,178	133,074
Current liabilities	8,959	13,290	20,634	41,145	23,833
Long-term debt and other long-term liabilities	26,634	26,991	32,742	18,518	38,633
Stockholders’ equity (deficit)	(5,399)	339	(9,640)	11,515	70,608

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries. This review should be read in conjunction with the consolidated financial statements and accompanying notes. This analysis attempts to identify trends and material changes that occurred during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Overview

During the past four years, Comdial’s annual net sales levels have decreased from the previous year’s activity. Primary causes for the decrease include, but are not limited to:

•	Negative trends in the telecommunications equipment marketplace;

•	Pricing pressures in a very competitive market;

•	Significant reduction in sales prices of products due to technological evolution;

•	Contraction of market focus from the United States and several international countries, including South America and Canada, to a primary focus on the United States;

•	Negative effects of the Company’s restructuring program, including the outsourcing of substantially all of its manufacturing requirements; and,

•	Discontinuance or sale of several unprofitable product lines and programs, including Avalon and Array.

The decline in revenue from enterprise voice communications systems is attributable in part to the significant investments in these systems made by enterprises in the late 1990s in anticipation of Year 2000. We believe enterprises have been reluctant to make additional investments in voice communications systems until their existing investments have been fully amortized over their 7-10 year useful life. In addition, we believe many customers are hesitant to invest in traditional voice communications systems as they are anticipating the widespread adoption of next-generation communications systems, such as IP telephony systems.

Since the third quarter 2002 financial restructuring, the Company has focused a significant amount of management’s efforts at stabilizing the business, increasing market share, re-establishing its relationships with its wholesale distributors and dealer partners, focusing its product development efforts on IP-PBX related products, and improving gross margins and cash flow from operations.

The Key/hybrid voice switching market that Comdial has primarily operated in historically has declined in system line shipments since 2000. As reported by Phillips Infotech, the IP-PBX market that much of Comdial’s primary product development efforts are focused on, however, is expected to increase in system line shipments 35%, 23%, 25%, and 22% for the years 2004 through 2007, respectively. In the future, it will be important for Comdial to increase its market share in the IP-PBX market. Although its 2003 net sales were lower than the previous year, Comdial was able to generate positive cash flow from operating activities.

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

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy”, and the AICPA Statement of Position No. 97-2, as amended, on “Software Revenue Recognition.” We allow certain of our customers to return unsold product when they meet Company-established criteria as outlined in the Company’s trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products, which are recorded as inventories, are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

Rebates and Incentives

We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, distributor price protection, and other volume-based incentives. If market conditions were to decline, we may take actions to increase rebates and incentive offerings possibly resulting in incremental reduction of revenue at the time the incentive is offered.

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

Inventory

We measure our inventories at lower of cost or market. For those items that we manufacture, cost of sales is determined using standards that we believe approximates first-in, first-out (FIFO) method including material, labor and overhead. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand, or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we establish a valuation allowance. As of December 31, 2003 and 2002, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Due to the three-year cumulative basis losses, the Company recorded a valuation allowance equal to its net deferred tax assets of $41.5 and $41.9 million for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recorded an increase (decrease) of its valuation allowance of $(0.4) million, $(0.5) million and $8.3 million, respectively. Approximately $3.1 million of the valuation allowance relates to tax benefits from a pension obligation that will be credited to other comprehensive income when realized.

At December 31, 2003, Comdial had net operating loss and credit carryovers of approximately $61.7 million and $1.4 million respectively, expiring beginning in 2004 through the year 2022. However, the Company experienced a change in control in 2002, pursuant to the provisions of IRC §382 and is subject to limitations on annual net operating loss deductions. As such, a significant portion of the net operating losses and tax credits are expected to expire prior to utilization.

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

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. We adopted SFAS No. 144 effective January 1, 2002. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. A considerable amount of judgment is required in calculating this impairment charge, principally in determining financial forecasts. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on an annual basis, and any impairment charge resulting from the initial application of SFAS No. 142 is classified as a cumulative change in accounting principle. The Company adopted SFAS No. 142 and discontinued the amortization of goodwill effective January 1, 2002 and completed the transitional impairment test, determining that goodwill was not impaired. Impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the messaging business segment. The Company performed its annual impairment review for 2003 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment charge, principally in determining discount rates, financial forecasts, and allocation methodology. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment.

Retirement and Other Postretirement Benefit Plans

Prior to September 2000, we provided a defined pension benefit to our employees. In September 2000, we froze this plan. We accrue benefit obligations based on an independent actuarial valuation. This valuation has a number of variables, not only to estimate our benefit obligation, but also to provide us with minimum funding requirements for the retirement plan. The actuarial estimates include the expected rate of return on the retirement plan assets, the rate of compensation increases to eligible employees and the interest rate used to discount estimated future payments to retirement participants. During 2003, the Company’s discount rate used to estimate future payments to retirement participants decreased from 7.25% to 6.0%, reflecting an overall decrease in interest rates in the United States economy. For 2003, the Company’s discount rate of 6.0% approximated Moody’s Aa bond rate as of December 31, 2003. Differences in actual experience as compared to these estimates or future changes in these estimates could require us to make changes to these benefit accruals or recognize under funding in our pension plan.

On December 31, 2003 and 2002, the projected benefit obligations exceeded the market value of the plan assets (adjusted for accruals) by $8.4 million and $8.2 million, respectively. The amount recognized in other comprehensive loss during 2003 and 2002 arising from the increase in the additional minimum pension liability was $0.2 million and $8.2 million, respectively, net of tax benefits of $0 for both years. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2004.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-K, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth in Part I above.

Recent Developments

Soundpipe Acquisition

On June 6, 2003, Comdial Acquisition Corp. (“CAC”), a Delaware corporation and a wholly-owned subsidiary of Comdial, completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (VoIP) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings. The operations of CAC have been included in the accompanying statement of operations since the acquisition date.

The acquisition involved the issuance of a total of 250,000 unregistered shares of the common stock of Comdial, par value $0.01 (the “Stock”), the payment of $15,000 in cash to East Peak Advisors LLC, advisors to Soundpipe, the payment of $20,000 in legal fees incurred by Soundpipe in the transaction, and the assumption of certain specified operating liabilities.

CAC also extended offers of employment to eight then current or former employees of Soundpipe, and issued a total of 500,000 options to acquire the common stock of Comdial to these individuals. Included in these offers, CAC entered into one year employment agreements with the three principal founders of Soundpipe and issued a total of 330,000 of the aforementioned stock options pursuant to those employment agreements. In addition to the acquisition of the assets of Soundpipe, CAC also assumed certain executory contracts of Soundpipe, including certain software licenses and Soundpipe’s office lease.

Comdial accounted for the acquisition in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“Statement 141”). The acquisition was measured on the basis of the fair values exchanged. The Company acquired current assets with an estimated fair value of $12,900 and property and equipment with an estimated fair value of $61,000. Comdial assumed certain operating liabilities with an estimated fair value of $120,000 and issued 250,000 shares of common stock which were valued at the closing stock price on June 6, 2003 of $2.00 per share, for a fair value of $500,000. To determine the fair value of the acquired technology, Comdial measured the projected discounted net cash flows for the next two years and estimated that the fair market value of the technology significantly exceeded the cost of the acquisition. In accordance with Statement 141, since the total fair value of assets acquired and liabilities assumed exceeded the total cost of the acquisition (the “excess”), the excess was reduced from the fair value assigned to the purchased technology. Consequently, the amount assigned to the acquired technology was $546,000 and is reported in capitalized software development costs in the accompanying consolidated balance sheet. These costs will be amortized over a three year life.

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

2004 Bridge Financing

During 2003 and 2004, the Company initiated a plan to investigate the opportunities to raise additional cash funding for the business. These funds would be used to expand the sales and marketing efforts in the IP-PBX market, augment the Company’s product development efforts and to provide additional working capital to support operations in a very competitive environment.

On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “ 2004 Bridge Financing”). Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which includes interest payable quarterly at the annual rate of 8% (the “2004 Bridge Notes”). Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction.

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in 2002 for a total of $13.3 million (the “Placement Notes”) and the private placement the Company consummated with Winfield Capital Corp. of $2.0 million in 2002 (the “Winfield Transaction”) and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender. The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of September 27, 2005 or the occurrence of certain events.

The 2004 Bridge Warrants are exercisable by the holder for three years from date of issuance at an exercise price of $3.38 per share, either by paying such amount in cash to the Company or on a cashless exchange basis. The Company can redeem the 2004 Bridge Warrants by paying the holder $0.01 per share upon five business days notice, if: (a) the closing price of the Common Stock is at least $6.76 for 20 consecutive trading days; (b) the Common Stock is trading on the Nasdaq Small Cap, Nasdaq National Market or another national securities exchange; (c) the average daily trading volume during such 20 day period equals or exceeds 50,000 shares; and (d) the shares issuable upon exercise of the 2004 Bridge Warrants are covered under an effective registration statement or are otherwise exempt from registration.

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006, and gives the holders conversion rights. Such conversion shall be at a conversion price of $5.00 per share exercisable at any time prior to maturity; except that, the conversion price shall be $3.38 for a period commencing 20 calendar days after the filing of an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and ending on the later of (i) March 31, 2004, or (ii) five business days after shareholder approval of the 2004 Bridge Financing becomes effective in accordance with Regulation 14C. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The amendment to extend the maturity date and provide additional conversion rights does not apply to the 2002 Winfield Transaction.

Chief Executive Officer Resignation

In March 2004, Nickolas A. Branica resigned and the Company announced that Neil P. Lichtman, Comdial’s president, will succeed Mr. Branica as chief executive officer. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment terminated. In addition, all of Mr. Branica’s stock options were immediately vested. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment termination.

2004 Restructuring

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004. Pursuant to the Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated during the following eight weeks. The Company anticipates paying approximately $0.1 million in severance and related benefits during the second quarter of 2004 related to the Plan.

SEGMENT REPORTING

RESULTS OF OPERATIONS

Selected consolidated statements of operations for the last three years are as follows:

In thousands	2003	2002	2001
Business segment net sales:
Switching	$37,464	$36,892	$53,511
Messaging	9,362	13,240	15,183
CTI & Other	1,115	1,589	7,473

Net sales	47,941	51,721	76,167
Cost of goods sold	31,477	34,505	52,409

Gross profit	16,464	17,216	23,758
Selling, general & administrative	15,453	20,572	29,892
Engineering, research & development	3,450	5,292	7,603
Stock compensation expense	26	460	—
Goodwill amortization	—	—	1,942
Restructuring	—	—	486
Impairments of long-lived assets	365	962	3,224
Loss (gain) on disposal of assets	(3)	350	(1,447)
Interest expense	3,279	7,803	2,759
Gain on senior debt restructurings	—	(14,883)	—
Gain on other liability restructurings	—	(3,848)	—
Gain on lease renegotiation	—	(2,834)	—
Gain from arbitration award	—	(2,942)	—
Miscellaneous (income) expense - net	(15)	(202)	454

Income (loss) before income taxes	(6,091)	6,486	(21,155)
Income tax expense	—	—	—

Net income (loss)	$(6,091)	$6,486	$(21,155)

Earnings (loss) per share:
Basic	$(0.70)	$3.23	$(34.45)

Diluted	$(0.70)	$2.79	$(34.45)

The following table reflects the gross profit margins for the various business segments of Comdial. See Note 14 to the Consolidated Financial Statements for further clarification of business segments.

	2003	2002	2001
Business Segment:
Switching	$12,284	$12,077	$14,346
Messaging	3,716	5,069	8,967
CTI & Other	464	70	445

Gross profit margin	$16,464	$17,216	$23,758

The following table sets forth the percentage of revenues represented by certain items reflected in our statements of operations:

	2003	2002	2001
PERCENTAGES OF NET SALES:
Net sales	100%	100%	100%
Cost of goods sold	66%	67%	69%

Gross profit	34%	33%	31%
Operating expenses
Selling, general & administrative	32%	40%	39%
Engineering, research & Development	7%	10%	10%
Stock compensation expense	0%	1%	—
Goodwill Amortization	—	—	3%
Restructuring	—	—	1%
Impairments of long-lived assets	1%	2%	4%

Total operating expenses	40%	53%	57%
Operating income (loss)	(6)%	(19)%	(25)%
Other expense (income)	7%	(32)%	2%

Net (loss) income	(13)%	13%	(28)%

During 2003, a significant emphasis was placed on stabilizing the business and improving gross margins and cash flow from operations. Improvements were made through focusing the Company’s sales efforts at higher margin product lines, cost reduction projects with the Company’s outsourced manufacturers and higher levels of automation, both for internal processes within the Company and external processes with its partners and vendors.

2003 COMPARED TO 2002

Net sales for 2003 decreased by 7% to $47.9 million, compared with $51.7 million in 2002. The primary factor in the decrease of sales was the overall market contraction.

Gross profit decreased by 4% in 2003 to $16.5 million, compared with $17.2 million in 2002, primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, increased from 33% in 2002 to 34% for 2003. This increase is primarily due to a change in product mix, as the Company sold more higher margin products in 2003.

Comdial records provisions related to product obsolescence of its products, which are charged against gross profit. For the years 2003 and 2002, provisions for obsolescence totaled $1.8 million and $0.9 million, respectively. The provision for obsolescence and valuation for 2003 was higher primarily due to the lower than anticipated demand for discontinued and refurbished products which the Company had expected to sell during 2003. Future reserves will be dependent on management’s estimates of the recoverability of inventory costs and shifts in product demands.

Comdial records accruals related to potential warranty claims that may result from product warranty, which are charged against gross profit. In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. We use a third party contractor to perform much of this warranty. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. In 2003, we decreased the warranty accrual by $0.2 million due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

Selling, general and administrative expenses (“SG&A”) decreased in 2003 by 25% to $15.5 million compared with $20.6 million for 2002. This decrease primarily resulted from downsizing the work force and more closely controlling costs. In addition, Comdial recorded bad debt expense in 2002 of $0.4 million compared with ($0.1) million in 2003. SG&A expenses, as a percentage of sales for 2003, decreased to 32% compared with 40% for 2002.

Engineering, research and development expenses decreased in 2003 by 34% to $3.5 million compared with $5.3 million for 2002, primarily due to the downsizing of the work force and lower amortization of software development costs. Engineering expenses, as a percentage of sales for 2003, decreased to 7% compared with 10% for 2002.

In connection with the Bridge Financing in 2002 (see Note 2 to the consolidated financial statements included herein), warrants to purchase 100,000 shares of common stock were issued to two executive officers of the Company. The warrants are exercisable at $0.15 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date. In addition, Commonwealth received 16,667 shares of the Company’s common stock upon signing of the Advisory Agreement on June 7, 2002. Expense of $0.1 million was recorded based on the stock price on that date. Previously, directors could elect to defer receipt of their performance based stock options; however, in 2002, the Company settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $0.1 million related thereto. There were no significant stock based compensation awards in 2003.

Impairments of Long-Lived Assets - In accordance with SFAS No. 144, the Company evaluates long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In 2003, prior to the Soundpipe Acquisition described above in Recent Developments, Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off in 2003 and are recorded as impairments of long-lived assets in the consolidated income statement. In 2002, as a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets were sold or otherwise disposed of. The Company’s projected undiscounted cash flows related to those assets were less than the net book value of the assets associated with the business. Such analysis resulted in impairment loss of fixed assets in the amount of $0.2 million for 2002. As part of Comdial’s decision to outsource manufacturing and reduce the number of product lines to a more appropriate level in 2002, certain capitalized software development costs were impaired. Capitalized software development costs relating to product lines that were to be discontinued were considered impaired due to the Company’s inability to realize any future benefit from these assets. The impairment loss of capitalized software amounted to $0.7 million in 2002.

Interest expense decreased in 2003 by 58% to $3.3 million compared with $7.8 million in 2002. This was primarily due to the accretion of the discount on the Bridge Notes (see Note 2) during 2002.

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

Income before income taxes, as a result of the foregoing, was a loss of $6.1 million in 2003 as compared with income of $6.5 million before income taxes in 2002. The major factor contributing to the income in 2002 is the debt restructurings discussed above. Major factors contributing to the loss for 2003 include the decrease in sales and other factors such as increased inventory write-offs due to the lower than anticipated demand for discontinued and refurbished products.

The Company did not generate taxable income during 2003 or 2002 and, therefore, did not record any income tax expense for those periods. The Company has provided a full valuation allowance on its net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability (see Note 9 to the Consolidated Financial Statements).

2002 COMPARED TO 2001

Net sales as reported for 2002 decreased by 32% to $51.7 million, compared with $76.2 million in 2001. The primary factors in the decrease of sales were the overall market contraction and the elimination of the Company’s Avalon product line that targeted the assisted living market. In 2002, the Company experienced difficulties in fulfilling certain product orders as a result of the production transition from its own manufacturing in Virginia to the outsourcing partners plus a backlog that had been built up with one of the United States outsourcing partners. These problems were addressed by changing outsourcing partners. Also in 2002, one principal outsource manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. As a result, we were forced to terminate our relationship with that manufacturer and transition that work to other contractors. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance; this action is still pending.

Gross profit decreased by 28% in 2002 to $17.2 million, compared with $23.8 million in 2001, primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, increased from 31% in 2001 to 33% for 2002. This increase was primarily due to the Company fully outsourcing manufacturing during 2002, which lowered costs. In addition, the product obsolescence provisions described below had a higher negative impact in 2001 than in 2002.

Comdial records provisions related to product obsolescence of its products, which are charged against gross profit. For the years 2002 and 2001, provisions for obsolescence totaled $0.9 million and $2.5 million, respectively. The provision for obsolescence and valuation for 2001 was higher primarily due to increased product discontinuance. Another factor that caused the inventory obsolescence provision to be higher in 2001 was the decision to completely outsource manufacturing, which rendered some raw materials and components obsolete. Future reserves are dependent on management’s estimates of the recoverability of inventory costs and shifts in product demands.

Comdial records accruals related to potential warranty claims that may result from product warranty, which are charged against gross profit. In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. As of 2002, we were using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. In 2002, we increased the warranty accrual by $0.2 million. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Engineering, research and development expenses decreased in 2002 by 30% to $5.3 million compared with $7.6 million for 2001, primarily due to the downsizing of the work force. Engineering expenses, as a percentage of sales for 2002, remained similar to 2001 at 10%.

In connection with the Bridge Financing in 2002 (see Note 2), warrants to purchase 100,000 shares of common stock were issued to two executive officers of the Company. The warrants are exercisable at $0.15 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date. In addition, Commonwealth received 16,667 shares of the Company’s common stock upon signing of the Advisory Agreement on June 7, 2002. Expense of $0.1 million was recorded based on the stock price on that date. Previously, directors could elect to defer receipt of their performance based stock options; however, in 2002, the Company settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $0.1 million related thereto. There were no stock based compensation awards in 2001.

Restructuring – There were no new restructuring plans implemented in 2002.

Impairments of Long-Lived Assets - In accordance with SFAS No. 144 in 2002 and SFAS No. 121 in 2001, the Company evaluated long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In light of the restructuring and the initiative to outsource manufacturing, the Company identified certain of its fixed assets related to its manufacturing operations, purchased software, capitalized software development costs, and the goodwill related to its purchase of Array as assets that were impaired. This was based on an analysis of discounted and undiscounted (as applicable) cash flows that were no longer deemed adequate to support the value of the assets associated with the business. The impairments, included in Impairments of Long-Lived Assets on the consolidated income statement are discussed below:

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

Capitalized Software Impairment - As part of Comdial’s decision to outsource manufacturing and reduce the number of product lines to a more appropriate level, certain capitalized software development costs were impaired. Capitalized software development costs relating to product lines that were discontinued were considered impaired due to the Company’s inability to realize any future benefit from these assets. The impairment loss of capitalized software amounted to $0.7 million in 2002 and $1.4 million in 2001.

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

The Company did not generate taxable income during 2002 or 2001 and, therefore, did not record any income tax expense for those periods. The Company has provided a full valuation allowance on its deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability (see Note 9 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s liquidity and capital resources have been highly dependent on cash funding from external sources of interest-bearing capital. Until the Company’s operations generate sufficient positive cash flow from operations to cover capital expenditures and debt service, the Company will be required either to convert interest-bearing debt securities to equity securities or to raise additional cash through additional debt or equity-based capital transactions. Improvements in cash flow from operations will be based, to a large extent, on moving the Company further into the IP-PBX market, on improving gross margins for the IP-PBX products and on minimizing the overhead costs associated with its operations. The expansion of the Company’s IP-PBX net sales activity will be based on the recently introduced CONVERSipTM product lines.

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

December 31, In thousands	2003	2002
Cash and cash equivalents	$2,931	$3,166
Current maturities of debt	389	644
Working capital	4,055	5,864

The Company’s net sales and working capital can be impacted by the extent of product inventories carried by the Company’s wholesale distribution partners at a given point in time. Fluctuations of these inventory levels can have a dramatic impact on the Company’s cash position.

In late 2002, majority control of the Company’s stock ownership changed. Since then, changes have been made in the management team and in operations in efforts to increase sales, improve gross margins and further control other expenses so that the Company can achieve profitability. In December 2003, management obtained a letter of intent for a $2.5 million asset-backed credit facility, which it intends to pursue further, although there are no assurances that this financing will be executed. In addition, in March 2004, the Company closed a bridge financing transaction resulting in gross proceeds to the Company of $9.0 million. The accompanying financial statements have been prepared on the going concern basis. Management believes that its cash flow from the additional financing and from operations, combined with cash and working capital on hand, will be sufficient to allow the Company to meet its operating expenses, debt service and capital expenditure requirements for at least the next year. However, if sales levels and/or gross margins decline, other operating expenses increase, or other matters arise, management could be required to reassess the recoverability of its assets and possibly record impairment charges or other asset valuation charges, undertake an alternative plan to potentially include further restructuring or changes in the business, or seek additional debt or equity financing.

In connection with the debt restructuring in 2002, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America to the Company, and entered into the Pledge Agreement with Bank of America concerning the disposition of the deposited funds. As security for the deposit, the Company entered into the Reimbursement Agreement with ComVest, and issued the Revolving Note to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into the Amendment to the Reimbursement Agreement, pursuant to which the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to Bank of America directing Bank of America to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. As of December 31, 2002, the $1.5 million remained on deposit with Bank of America as collateral for the two letters of credit, and was recorded in prepaid expenses and other current assets in the accompanying balance sheet. In March 2003, the letters of credit expired and BofA paid, under the terms of the letter of direction discussed above, $1.5 million to the Company. In April 2003, the Company obtained two new letters of credit totaling $1.0 million and was required to secure these letters of credit with $1.0 million of cash, which the Company recorded as restricted cash in the accompany consolidated balance sheet as of December 31, 2003.

As of December 31, 2003, the Company’s cash and cash equivalents were lower than December 31, 2002 by $0.2 million and working capital declined by $1.8 million due primarily to use of the proceeds from the private placement financing (see Note 2 to the consolidated financial statements included herein) to fund operations during 2003.

Accounts Receivable at December 31, 2003, decreased by $4.5 million compared with December 31, 2002, primarily due to the decreased level of sales during the year, as well as improved collections. The allowance for doubtful accounts on trade receivables was $0.3 million on gross trade receivables of $4.1 million at December 31, 2003. This allowance is used to state trade receivables at a net realizable value or the amount that the Company estimates will be collected on gross receivables as of December 31, 2003.

Inventory at December 31, 2003 decreased by $1.1 million compared with December 31, 2002, due primarily to additional reserves for discontinued product lines and obsolescence of $1.2 million.

Deferred financing costs at December 31, 2003, decreased by $2.0 million due primarily to amortization of the costs incurred in 2002.

Capitalized software development costs decreased by $0.1 million primarily due to current year amortization of capitalized assets and the write-off of $0.4 million of capitalized software development, offset by current year capitalized software additions of $2.1 million. Comdial currently has a number of new products and product enhancements at various phases. As of December 31, 2003, the Company has approximately $2.7 million of capitalized software development costs related to its new CONVERSipTM product lines, which are scheduled for release during 2004.

Cash expenditures for capital additions for 2003, 2002 and 2001 amounted to $0.3 million, $0.04 million and $0.3 million, respectively. Management anticipates that approximately $0.5 million will be spent on capital additions and $2.2 million will be spent on software development activities during 2004 which are expected to be funded by cash generated from operations.

Accounts payable at December 31, 2003, decreased by $3.5 million when compared to December 31, 2002. This decrease was primarily due to using proceeds from the bridge financing in 2002 (see Note 2) and operations to pay vendors.

CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company as of December 31, 2003:

In thousands	Payments due by period
Contractual obligations	Total	2004	2005 - 2006	2007 - 2008	2009 & thereafter
Long-Term Debt Obligations (1)	$18,307	$1,175	$17,132	$—	$—
Capital Lease Obligations (2)	1,299	390	606	303	—
Operating Lease Obligations (3)	6,060	904	1,918	2,062	1,176
Inventory Purchase Obligations (4)	8,957	8,100	600	257	—
Other Long-Term Liabilities (5)	692	95	497	100	—

Total	$35,315	$10,664	$20,753	$2,722	$1,176

(1)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes (see Note 2) of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, were financing costs. An aggregate of 0.9 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. As of December 31, 2003, none of the warrants were forfeited.

In connection with the 2004 Bridge Financing (see Note 21 to the consolidated financial statements), the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006, and gives the holders conversion rights. Such conversion shall be at a conversion price of $5.00 per share exercisable at any time prior to maturity; except that, the conversion price shall be $3.38 for a period commencing 20 calendar days after the filing of an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and ending on the later of (i) March 31, 2004, or (ii) five business days after shareholder approval of the 2004 Bridge Financing becomes effective in accordance with Regulation 14C. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The amendment to extend the maturity date and provide additional conversion rights does not apply to the 2002 Winfield Transaction. The principal amount of the Placement Notes is payable on the maturity date. Interest is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described below) on substantially all of the Company’s assets. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. The Winfield Notes are due on September 27, 2005 and provide for quarterly interest- only payments with the entire principal due upon maturity. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults. The Winfield Notes are senior in right of payment and security to the Placement Notes.

The contractual payment obligations for both principal and interest are included in the above schedule.

(2)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. As described in Note 3, on March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during 2002, which is included in gain on lease renegotiation in the accompanying consolidated statement of operations. In addition, Comdial agreed to provide RFC warrants to purchase 11,167 shares of the common stock of the Company for $9.15 per share, which had an estimated fair market value of approximately $0.1 million at the date of grant.

(3)	Comdial has various operating lease obligations relating to office and warehouse space. The lease for the Company’s corporate headquarters includes escalation clauses. The escalating payment requirements are included in the above schedule.

(4)	In February 2002, the Company entered into an agreement with a supplier to return and repurchase over time certain electronic products which the company had previously received under non-cancelable/non-returnable purchase orders. The Company had executed a promissory note in the amount of $2.1 million in favor of the supplier when the products were initially purchased. Concurrent with the execution of the purchase agreement, the note was cancelled and the Company recognized a $2.1 million gain (see Note 3). Under the terms of the agreement, the Company is required to purchase a total of $2.1 million in products by January 15, 2007 in minimum increments of $0.03 million per month. As of December 31, 2003, the Company had repurchased $0.9 million of the specified products from the supplier.

The Company outsources substantially all of its manufacturing requirements. As of December 31, 2003, the Company had outstanding purchase obligations of approximately $7.3 million with its outsourcing contractors that could not be canceled without significant penalties. In addition, the Company’s oursourcing contractors acquire fabricated parts from various suppliers. As of December 31, 2003, the Company had non-cancelable, non-returnable commitments to purchase up to $0.5 million of these fabricated parts from its outsourcing contractors.

(5)	On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation also described in Note 3. Comdial also agreed to continue to pay Mr. Mustain the aforementioned severance pay through the three-year severance period that expires on December 31, 2003. All amounts due Mr. Mustain have been accrued as of December 31, 2003.

During 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Retirement Benefit Restoration Plan (see Note 11). The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June 2005, for a total aggregate payout of $0.5 million.

RELATED PARTY TRANSACTIONS

As a part of the September 27, 2002 Private Placement, Commonwealth Associates L.P. (“Commonwealth”), as Placement Agent for the private placement, received advisory fees of $60,000 and $35,000 in 2003 and 2002, respectively. See Note 2.

During 2002, ComVest Venture Partners, L.P. (“ComVest”) deposited $1.5 million to temporarily secure two outstanding letters of credit previously issued by Bank of America to the Company. Commonwealth was paid a fee of $30,000 for its services in arranging the deposit by ComVest. See Note 8.

The Company entered into an employment agreement with Travis Lee Provow in November 2002, whereby Mr. Provow agreed to serve as the Company’s Chairman of the Executive Committee (an officer position) beginning on November 25, 2002. The term of Mr. Provow’s employment was for six months and was renewable for a further six months upon the mutual agreement of both the Company and Mr. Provow. Pursuant to the terms of the employment agreement, Mr. Provow was to be paid at the rate of $180,000 per year and was issued options to purchase 166,667 shares of common stock at the exercise price of $1.80 per share. The options were issued outside of the Company’s existing stock option plan and become exercisable 40% at date of grant and increments of 20% as of each anniversary of Mr. Provow’s employment with the Company, provided that Mr. Provow remained an employee or director of the Company. Mr. Provow also served as President and Managing Director of Commonwealth Holdings, LLC. In August 2003, Mr. Provow resigned his position as chairman of the Company’s Executive Committee but agreed to remain on the Board as a director. The stock option agreement was amended to reduce the number of options by 50,000. In connection with the modification of Mr. Provow’s stock option agreement, the Company recorded stock compensation expense of approximately $26,000 for the year ended December 31, 2003.

During 2002, the Company issued 2.9 million warrants to Commonwealth, ComVest, Shea Ventures, LLC, or Company officers, all of which are related parties, to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2003, 0.5 million of such warrants were outstanding. See Notes 2, 3, 8 and 21 for additional related party disclosures.

OTHER FINANCIAL INFORMATION

During fiscal years 2003, 2002 and 2001, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

During February 2003, the Company discovered that approximately $0.6 million and $0.1 million of unauthorized disbursements were made from its pension plan during 2002 and 2003, respectively, by a former employee of Comdial. The full amount of these losses was reimbursed by the Company’s insurance carrier in October 2003.

NASDAQ DELISTING

The Company’s common stock was delisted from the Nasdaq SmallCap Market on August 7, 2002. The Company received a letter from Nasdaq on August 6, 2002 stating that the decision to delist the Company’s stock was made principally due to the Company’s failure to obtain either shareholder approval prior to closing of the bridge financing transaction entered into in June 2002 (see Note 2) or permission from Nasdaq to proceed with the transaction in the absence of such approval. The Bridge Financing resulted in the issuance of promissory notes to ComVest and Mr. Branica that converted into common stock substantially in excess of the threshold ownership levels permitted without shareholder approval under the applicable NASDAQ rules. Beginning January 29, 2003, the Company’s common stock began to be quoted on the NASD’s OTC-BB.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of Comdial Corporation:

We have audited the accompanying consolidated balance sheets of Comdial Corporation (“the Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdial Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 18 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Assets,” which resulted in the cessation of the amortization of goodwill.

/s/ Ernst & Young LLP

Tampa, Florida

March 15, 2004

Consolidated Balance Sheets

	December 31,
In thousands, except par value	2003	2002
Assets
Current assets
Cash and cash equivalents	$2,931	$3,166
Restricted Cash	1,000	—
Accounts receivable (less allowance for doubtful accounts: 2003 - $266; 2002 - $700)	3,765	8,284
Inventories	4,970	6,083
Prepaid expenses and other current assets	348	1,621

Total current assets	13,014	19,154

Property and equipment - net	2,783	4,194
Goodwill	3,375	3,375
Capitalized software development costs - net	4,621	4,729
Deferred financing costs - net	3,643	5,603
Other assets	2,758	3,565

Total assets	$30,194	$40,620

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,944	$8,396
Accrued payroll and related expenses	826	1,310
Accrued promotional allowances	1,511	1,252
Other accrued liabilities	1,289	1,688
Current maturities of long-term debt	389	644

Total current liabilities	8,959	13,290

Long-term debt	9,215	9,604
Long-term debt to related parties	7,012	7,012
Pension obligations	8,441	8,241
Other long-term liabilities	1,966	2,134

Total liabilities	35,593	40,281
Stockholders’ equity (deficit)

Convertible preferred stock, $10.00 par value, $10 per share liquidation preference (Authorized 2,000 shares; issued and outstanding: 2003 – 0; 2002 – 0	—	—
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding: 2003 – 8,968; 2002 – 8,515	676	671
Paid-in capital	133,835	133,287
Accumulated deficit	(131,469)	(125,378)
Accumulated other comprehensive loss – pension obligations	(8,441)	(8,241)

Total stockholders’ equity (deficit)	(5,399)	339

Total liabilities and stockholders’ equity (deficit)	$30,194	$40,620

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except per share amounts	2003	2002	2001
Net Sales	$47,941	$51,721	$76,167
Cost of goods sold	31,477	34,505	52,409

Gross profit	16,464	17,216	23,758

Operating expenses
Selling, general & administrative	15,453	20,572	29,892
Engineering, research & development	3,450	5,292	7,603
Stock compensation expense	26	460	—
Goodwill amortization	—	—	1,942
Restructuring	—	—	486
Impairments of long-lived assets	365	962	3,224

Operating loss	(2,830)	(10,070)	(19,389)

Other expense (income)
Interest expense	3,279	7,803	2,759
Loss (gain) on disposal of assets	(3)	350	(1,447)
Gain on senior debt restructurings	—	(14,883)	—
Gain on other liability restructurings	—	(3,848)	—
Gain on lease renegotiation	—	(2,834)	—
Gain from arbitration award	—	(2,942)	—
Miscellaneous (income) expense - net	(15)	(202)	454

Income (loss) before income taxes	(6,091)	6,486	(21,155)
Income tax expense	—	—	—

Net income (loss)	(6,091)	6,486	(21,155)

Preferred stock dividends	—	(284)	—
Gain on redemption of preferred stock	—	1,000	—

Net income (loss) applicable to common stock	$(6,091)	$7,202	$(21,155)

Earnings (loss) per share applicable to common stock:
Basic	$(0.70)	$3.59	$(34.45)
Diluted	$(0.70)	$3.10	$(34.45)

Weighted average common shares outstanding:
Basic	8,758	2,006	614
Diluted	8,758	2,325	614

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Deferred Stock Incentive		Paid-in Capital
In thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2001	—	$—	622	$93	1	$209	$123,218
Stock options exercised							8
Deferred stock compensation						(8)
Net loss

Balance at December 31, 2001	—	—	622	93	1	201	123,226
Issuance of common stock			17	3			59
Issuance of warrants							6,994
Issuance of convertible notes							3,545
Issuance of preferred stock	67	10,000					(9,000)
Dividends on preferred stock							(284)
Conversion of notes to equity			3,556	533			—
Redemption of preferred stock	(67)	(10,000)					10,000
Retirement of treasury shares			(9)	(1)			(1,295)
Warrants exercised			4,329	43			(43)
Retirement of deferred stock					(1)	(201)	85
Net income
Minimum pension liability adjustment

Balance at December 31, 2002	—	—	8,515	671	—	—	133,287
Issuance of common stock for acquisition			250	3			497
Stock compensation expense							26
Warrants exercised			203	2			25
Net loss
Minimum pension liability adjustment
Balance at December 31, 2003	—	$—	8,968	$676	—	$—	$133,835

	Treasury Stock		Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
In thousands	Shares	Amount
Balance at January 1, 2001	(9)	$(1,296)	$(110,709)	—	—	$11,515
Stock options exercised						8
Deferred stock compensation						(8)
Net loss			(21,155)		—	(21,155)

Balance at December 31, 2001	(9)	(1,296)	(131,864)	—	—	(9,640)
Issuance of common stock						62
Issuance of warrants						6,994
Issuance of convertible notes						3,545
Issuance of preferred stock						1,000
Dividends on preferred stock						(284)
Conversion of notes to equity						533
Redemption of preferred stock						—
Retirement of treasury shares	9	1,296				—
Warrants exercised						—
Retirement of deferred stock						(116)
Net income			6,486	6,486		6,486
Minimum pension liability adjustment				(8,241)	(8,241)	(8,241)

Balance at December 31, 2002	—	—	(125,378)	(1,755)	(8,241)	339
Issuance of common stock for acquisition						500
Stock compensation expense						26
Warrants exercised						27
Net loss			(6,091)	(6,091)		(6,091)
Minimum pension liability adjustment				(200)	(200)	(200)

Balance at December 31, 2003	—	$—	$(131,469)	$(8,046)	$(8,441)	$(5,399)

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(6,091)	$6,486	$(21,155)
Adjustments to reconcile net income (loss) to operating cash flows
Depreciation and amortization	4,293	5,563	8,353
Impairments of long-lived assets	365	962	3,224
Amortization of deferred financing costs	2,147	2,888	—
Accretion of discount on bridge notes	—	3,230	—
Gain on debt and other liability restructuring	—	(20,146)	—
Gain on lease renegotiation	—	(2,834)	—
Stock compensation expense	26	460	—
Bad debt expense	(129)	636	2,288
Inventory obsolescence and valuation provision	1,750	937	2,475
Loss (gain) on sale of assets	(3)	350	(1,447)
Changes in working capital components, net of effects from purchase of subsidiary:
Accounts receivable	4,648	2,674	(18)
Inventory	(637)	467	5,529
Prepaid expenses and other assets	1,692	(3,083)	420
Accounts payable	(3,557)	(1,377)	5,384
Other liabilities	(792)	(4,078)	(3,392)

Net cash provided by (used in) operating activities	3,712	(6,865)	1,661

Cash flows from investing activities:
Proceeds received from sale of American Phone Center assets	—	—	1,400
Proceeds received from sale of assets	3	279	11,453
Purchase of subsidiary, net of cash acquired	(15)	—	—
Capital expenditures	(251)	(39)	(294)
Capitalized software additions	(2,067)	(719)	(2,768)

Net cash (used in) provided by investing activities	(2,330)	(479)	9,791

Cash flows from financing activities:
Proceeds from issuance of bridge notes	—	525	—
Proceeds from issuance of bridge notes to related parties	—	3,475	—
Proceeds from issuance of private placement debt	—	7,850	—
Proceeds from issuance of private placement debt to related parties	—	4,000	—
Net (repayments) borrowings under revolver agreement	—	(5,750)	(12,221)
Proceeds from issuance of common stock	27	—	—
Principal payments on notes payable	(169)	(349)	(389)
Principal payments under capital lease obligations	(475)	(480)	(31)
Change in restricted cash	(1,000)	—	—

Net cash (used in) provided by financing activities	(1,617)	9,271	(12,641)

Net increase (decrease) in cash and cash equivalents	(235)	1,927	(1,189)

Cash and cash equivalents at beginning of year	3,166	1,239	2,428

Cash and cash equivalents at end of year	$2,931	$3,166	$1,239

Supplemental information - Cash paid during the year for:
Interest	$682	$1,209	$2,719
Interest to related parties	495	51	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$500	$—	$—
Accounts payable converted to notes payable	—	288	1,640
Debt cancelled upon return of inventory to supplier	—	2,040	—
Assets acquired through capital lease transactions	—	1,336	—
Debt converted to preferred stock	—	10,000	—
Redemption of preferred stock	—	1,000	—
Warrants issued in connection with leasing arrangement	—	99	—
Warrants issued in connection with bridge financing	—	653	—
Warrants issued to related parties in connection with bridge financing	—	1,348	—
Warrants issued in connection with private placement financing	—	2,160	—
Warrants issued to related parties in connection with private placement financing	—	2,223	—
Stock issued in connection with conversion of bridge notes	—	133	—
Stock issued to related parties in connection with conversion of bridge notes	—	400	—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comdial Corporation and its subsidiaries (together, “Comdial” or the “Company”) is a United States (“U.S.”) based developer and distributor of business communications systems. Comdial’s principal end-user customers are small to mid-sized offices throughout the U.S. and certain international markets. Our distribution network consists of three major distributors and direct sales to dealers, national account customers and government entities. Beginning in fiscal 2001, the Company outsourced the majority of its manufacturing operations to four suppliers.

In late 2002, majority control of the Company’s stock ownership changed. Since then, changes have been made in the management team and in operations in efforts to increase sales, improve gross margins and further control other expenses so that the Company can achieve profitability. Additionally, in December 2003, management obtained a letter of intent for a $2.5 million asset-backed credit facility, which it intends to pursue further, although there are no assurances that this financing will be executed. In March 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “Bridge Financing”). Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share and a $0.1 million subordinated convertible note which includes quarterly interest payable at the annual rate of 8%. Commonwealth Associates, L.P. served as placement agent for the Bridge Financing. The accompanying financial statements have been prepared on the going concern basis. Management believes that its cash flow from the additional financing and from operations, combined with cash and working capital on hand, will be sufficient to allow the Company to meet its operating expenses, debt service and capital expenditure requirements for at least the next year. However, if sales levels and/or gross margins decline, other operating expenses increase, or other matters arise, management could be required to reassess the recoverability of its assets and possibly record impairment charges or other asset valuation charges, undertake an alternative plan to potentially include further restructuring or changes in the business, or seek additional debt or equity financing.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Comdial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and for the reporting periods. The most significant estimates relate to customer incentive programs, price protection, allowances for doubtful accounts and product returns, inventory obsolescence, warranty accruals, intangible asset impairment valuations and lives, employee benefit plans, legal contingency accruals, and the valuation of deferred tax assets. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

CASH AND CASH EQUIVALENTS

Cash equivalents are defined as short-term liquid investments with maturities, at the time of purchase, of less than 90 days that are readily convertible into cash.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value, the amount the Company expects to collect on gross customer trade receivables. The Company establishes general reserves for doubtful accounts of varying percentages based on the aging categories of the receivables. The Company also establishes specific reserves for receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. Comdial does not generally require collateral for receivables and does not charge interest on overdue receivables.

The Company generates a significant amount of net sales from three distributors, ALLTEL Supply, Inc., Graybar Electric Company, Inc., and Sprint/North Supply Inc. During the three years ended December 31, 2003, 2002 and 2001, 86%, 89% and 65%, respectively, of the Company’s net sales were generated from these three companies. If any one of these companies either decides to stop selling our products or experiences significant financial difficulties that negatively impact their ability to sell our products, Comdial could potentially experience significant declines in net sales and cash flow performance.

INVENTORIES

Inventories are stated at the lower of cost (standard in the case of manufactured goods or purchased cost for finished goods purchased from outsource manufacturers) or market. Cost of sales approximates first-in, first-out method.

The Company incurs shipping and handling fees related to inventory that are recorded as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

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

GOODWILL

The cost in excess of the fair value of net assets of businesses acquired (goodwill) was amortized in 2001 and prior years over periods ranging from 2 to 10 years. Effective January 1, 2002, the Company ceased amortizing goodwill, pursuant to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2003 and 2002, the Company had goodwill of $3.4 million, net of accumulated amortization of $14.0 million. The Company recognized amortization expense of $0, $0 and $1.9 million in 2003, 2002 and 2001, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Comdial incurs costs associated with the development of software related to Comdial’s various products, including development performed by outside contract engineers. The Company accounts for such software costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs capitalized in accordance with SFAS No. 86 are amortized using the straight-line method over their useful lives, which are estimated by the Company to be three years. The total amount of unamortized software development costs is $4.6 million and $4.7 million at December 31, 2003 and 2002, respectively. Accumulated amortization of software development costs is $11.9 million and $9.5 million at December 31, 2003 and 2002, respectively. Total software development costs of $2.1 million, $0.7 million and $2.8 million were capitalized in the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of capitalized software development costs of $2.4 million, $3.1 million and $3.1 million was recorded in the years ended December 31, 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs for the fiscal years ended 2003, 2002 and 2001, comprise the majority of engineering, research, and development costs, which were $3.5 million, $5.3 million and $7.6 million, respectively. Comdial is unable to segregate and quantify the amount of research and development costs from other engineering costs for such fiscal years.

DEFERRED FINANCING COSTS

In connection with the Bridge Financing in 2002 (see Note 2), Comdial issued 0.2 million warrants. These warrants, which were valued at $2.0 million using the Black Scholes method, and $0.4 million of legal and professional fees were recorded as deferred financing costs in 2002 and were amortized over the term of the Bridge Notes. In connection with the Private Placement in 2002, Comdial issued 5.3 million warrants. These warrants, which were valued at $4.4 million using the Black Scholes method, and $1.8 million of legal and professional fees were recorded as deferred financing costs in 2002 and are being amortized over the term of the Private Placement Notes. See Note 2. In 2003, additional legal and professional fees of $0.2 million were recorded as deferred financing costs and are being amortized over the term of the Private Placement Notes. During 2003 and 2002, $2.1 million and $2.9 million, respectively, was amortized and is included in interest expense in the consolidated statements of operations.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the messaging business segment.

During 2003, 2002 and 2001, as a result of the Company’s restructuring, discontinuance of certain of its product lines, and the initiative to outsource manufacturing, the Company identified certain long-lived assets that were impaired. In addition, a portion of the Company’s goodwill was deemed impaired. See Note 17.

FUTURE AMORTIZATION EXPENSE OF INTANGIBLE ASSETS

The estimated amortization expense of intangible assets included in the balance sheet as of December 31, 2003, for each of the following five years is as follows:

Year Ending December 31, In thousands	Amortization Expense
2004	$4,670
2005	2,724
2006	947
2007	155
2008	—

Total	$8,496

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Prior to terminating the benefits in June 2002, Comdial accrued estimated costs relating to postretirement health care and life insurance benefits. In 2003, 2002 and 2001, Comdial recognized expense of $0, $3,500 and $0, respectively. See Note 12.

REVENUE RECOGNITION

The Company recognizes revenue using the guidance from Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy”, and AICPA Statement of Position 97-2, “Software Revenue Recognition.” Accordingly, revenue is recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is both fixed and determinable and (4) collectibility is reasonably assured. Generally, the Company recognizes revenues based on their respective fair values on product sales at the time of shipment. The Company accrues a provision for estimated returns concurrent with revenue recognition and classifies certain sales rebates and incentives to its dealers and distributors as a reduction of revenue. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions, distributor price protection and other volume-based incentives.

ADVERTISING COSTS

Costs related to advertising are generally expensed as incurred. Advertising expense was $0.6 million, $0.8 million and $1.2 million in 2003, 2002 and 2001, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company’s stock-based employee compensation plans are described more fully in Note 13. In 2003, the Company recorded stock compensation expense of approximately $26,000 in connection with a modification of a stock option agreement (see note 20). Except for the expense related to the modification, no stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148 (“SFAS 148”), Transition and Disclosure, an Amendment of SFAS 123, to stock-based employee compensation, expensed on a straight-line basis:

In thousands except per share amounts	2003	2002	2001
Net income (loss): As reported	$(6,091)	$6,486	$(21,155)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	26	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(771)	(614)	(1,055)
Pro forma	$(6,836)	$5,872	$(22,210)
Basic earnings (loss) per share:
As reported	$(0.70)	$3.23	$(34.45)
Pro forma	$(0.78)	$2.93	$(36.17)
Diluted earnings (loss) per share:
As reported	$(0.70)	$2.79	$(34.45)
Pro forma	$(0.78)	$2.53	$(36.17)

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

The other option plans are accounted for as fixed plans. Accordingly, no compensation cost has been recognized for the Company’s fixed stock option plans other than the performance-based options that are part of the plan for the Company’s directors. The Company recognized compensation expense of $0 for its variable stock option plan for the year ended December 31, 2001. For its director’s performance-based stock options, the Company recorded expense of $26,000, ($112,000) and $0 for 2003, 2002 and 2001, respectively. See Note 13.

INCOME TAXES

Comdial uses the liability method of accounting for income taxes, which is based on the differences between the financial statement and tax basis of assets and liabilities multiplied by the enacted tax rates that are known to be in effect when the differences reverse. The measurement of deferred tax assets is impacted by the amount of any tax benefits where, based on available evidence, the likelihood of realization can be established. Comdial has incurred cumulative operating losses for the last three years for financial statement and tax reporting purposes and has adjusted its valuation allowance account to equal the net deferred tax assets (see Note 9). Tax credits, if any, will be utilized to reduce current and future income tax expense and payments.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income by the weighted average number of common and potentially dilutive common shares outstanding during the period. See Note 10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The Company has evaluated the carrying value of its debt at December 31, 2003 and 2002, and believes it approximates fair value.

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

PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. As of 2002, we are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability at December 31, 2003 and 2002:

In thousands	2003	2002
Warranty liability at beginning of year	$800	$650
Repair costs paid during current year	(401)	(885)
Reductions for changes in accruals for warranties issued in prior year	(399)	—
Additions for warranties issued during current year	577	1,035

Warranty liability at December 31	$577	$800

NOTE 2. FINANCINGS

2002 Bridge Financing

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

2002 Private Placement

On September 27, 2002, the Company consummated a closing of approximately $12.6 million under a private placement (the “Private Placement”), including the conversion of the remaining outstanding balance of Bridge Notes of approximately $3.5 million into this new debt. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.2 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. In connection with the 2004 Bridge Financing (see Note 21 to the consolidated financial statements), the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006, and gives the holders conversion rights. Such conversion shall be at a conversion price of $5.00 per share exercisable at any time prior to maturity; except that, the conversion price shall be $3.38 for a period commencing 20 calendar days after the filing of an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and ending on the later of (i) March 31, 2004, or (ii) five business days after shareholder approval of the 2004 Bridge Financing becomes effective in accordance with Regulation 14C. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes.

The principal amount of the Placement Notes is payable on the maturity date. Interest is payable quarterly in arrears. The Placement Warrants, which were valued at $3.1 million using the Black Scholes method, were recorded as deferred financing costs and are being amortized over the term of the Placement Notes. An aggregate of 0.8 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. As of December 31, 2003, none of the warrants were forfeited. Unless forfeited, the Placement Warrants vest after eighteen months and are exercisable until twenty-four months after issuance.

On October 29, 2002, the Company conducted a second and final closing (the “Second Closing”) under the Private Placement. The Second Closing included the issuance of $775,000 aggregate principal amount of 7% Notes, and 258,333 Placement Warrants. Of the Placement Warrants issued under the Second Closing, 51,667 are subject to forfeiture, on a pro rata basis, as described above. As of December 31, 2003, none of the warrants were forfeited.

During 2002, 3.4 million Placement Warrants were exercised.

2002 Private Placement - Winfield

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. The Winfield Notes are due on September 27, 2005 and provide for quarterly interest-only payments with the entire principal due upon maturity. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults. The Winfield Notes are senior in right of payment and security to the Placement Notes.

2002 Advisory Agreement

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

2002 Senior Debt Restructuring

In June 2002, ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“BofA”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to BofA and the 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay BofA in full (see Note 3). In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million, which was expensed immediately as a reduction of the gain on senior debt restructurings (see Note 3). After considering the repayment of BofA, and the payment of fees and expenses, the Company received net proceeds of approximately $2.7 million (excluding the Second Closing).

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

Gain on 2002 Senior Debt Restructurings

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

Gain on 2002 Other Liability Restructurings

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

Included in the non-bank obligations reduction in 2002 is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase $2.1 million of the inventory by January 2007, with a minimum monthly purchase amount of $25,000. No gain or loss was recognized on this transaction. As of December 31, 2003, the Company had sufficient purchase orders in process to meet its minimum commitment and had purchased $0.9 million of the specified products from the supplier.

Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002. As of December 31, 2002, the Company had fulfilled the commitment.

Gain on 2002 Lease Renegotiation

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

Sale/Leaseback of Manufacturing Facility

In March 2001, the Company sold its Charlottesville, Virginia, headquarters and manufacturing facility. The purchase price for the property was $11.4 million, all of which was collected in 2001. The Company is leasing back a portion of the facility through August 30, 2003, for manufacturing, engineering and technical services functions. In June 2002, the Company renegotiated the lease, as the manufacturing space was no longer being utilized as the Company completed its transition to fully outsourcing all of its manufacturing operations. Under the amended lease, the Company reduced the portion of the facility being leased from approximately 120,000 square feet to approximately 26,000 square feet, effective August 1, 2002, and reduced the remaining lease payment obligation from $1.0 million to $0.3 million for the period August 1, 2002 through August 30, 2003.

The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001, which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million was deferred due to the leaseback and was amortized over three years, the term of the lease, as a reduction of rent expense. For the years ended December 31, 2003, 2002 and 2001, the Company amortized $0.5 million, $0.7 million and $1.1 million, respectively, as a reduction of rent expense. As of December 31, 2003, the deferred gain has been fully amortized.

Sale of Array Assets

In March 2000, the Company entered into a Strategic Alliance agreement with ePHONE Telecom, Inc. (“ePHONE”) related to the business of its wholly owned subsidiary, Array Telecom Corporation. Pursuant to the agreement, the Company sold certain fixed assets and products, and provided a license in certain intellectual property for a five-year term to ePHONE. The agreement also allowed ePHONE to utilize the name “Array” and provided ePHONE with access to its distribution channels. ePHONE paid Array on the closing date $2.7 million in cash and is required to pay royalty fees to the Company based on certain gross sales over a five-year period. The Company had been recognizing the gain of $1.9 million into income over a five-year period from the date of closing. Due to ePHONE filing for arbitration against the Company on October 2, 2001 and the subsequent termination of the agreement, Comdial ceased to recognize any amortization of the deferred gain as of September 30, 2001. However, during August 2002, the American Arbitration Association issued an award in favor of the Company requiring ePHONE to pay the Company $1.7 million and the Company and ePHONE agreed to terminate the royalty agreement; therefore, the entire deferred gain of $1.3 million was recognized and is included as gain from arbitration award in the accompanying consolidated statements of operations for 2002. On November 13, 2002, the Company entered into a settlement agreement with ePHONE in which the Company agreed to accept $1.6 million in full satisfaction of the amounts owed by ePHONE pursuant to the award. During November 2002, ePHONE made the $1.6 million payment under the settlement, which is included in gain from arbitration award in the accompanying consolidated statements of operations for 2002.

Soundpipe Acquisition

On June 6, 2003, Comdial Acquisition Corp. (“CAC”), a Delaware corporation and a wholly-owned subsidiary of Comdial, completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (VoIP) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings. The operations of CAC have been included in the accompanying statement of operations since the acquisition date.

The acquisition involved the issuance of a total of 250,000 unregistered shares of the common stock of Comdial, par value $0.01 (the “Stock”), the payment of $15,000 in cash to East Peak Advisors LLC, advisors to Soundpipe, the payment of $20,000 in legal fees incurred by Soundpipe in the transaction, and the assumption of certain specified operating liabilities.

CAC also extended offers of employment to eight then current or former employees of Soundpipe, and issued a total of 500,000 options to acquire the common stock of Comdial to these individuals. Included in these offers, CAC entered into one year employment agreements with the three principal founders of Soundpipe and issued a total of 330,000 of the aforementioned stock options pursuant to those employment agreements. In addition to the acquisition of the assets of Soundpipe, CAC also assumed certain executory contracts of Soundpipe, including certain software licenses and Soundpipe’s office lease.

Comdial accounted for the acquisition in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“Statement 141”). The acquisition was measured on the basis of the fair values exchanged. The Company acquired current assets with an estimated fair value of $12,900 and property and equipment with an estimated fair value of $61,000. Comdial assumed certain operating liabilities with an estimated fair value of $120,000 and issued 250,000 shares of common stock which were valued at the closing stock price on June 6, 2003 of $2.00 per share, for a fair value of $500,000. To determine the fair value of the acquired technology, Comdial measured the projected discounted net cash flows for the next two years and estimated that the fair market value of the technology significantly exceeded the cost of the acquisition. In accordance with Statement 141, since the total fair value of assets acquired and liabilities assumed exceeded the total cost of the acquisition (the “excess”), the excess was reduced from the fair value assigned to the purchased technology. Consequently, the amount assigned to the acquired technology was $546,000 and is reported in capitalized software development costs in the accompanying consolidated balance sheet. These costs will be amortized over a three year life.

NOTE 5. INVENTORIES

Inventory, net of allowances, consists of the following:

December 31, In thousands	2003	2002
Finished goods	$4,651	$5,341
Materials and supplies	319	742

Total	$4,970	$6,083

Comdial records provisions for product obsolescence, which reduce gross margin. During 2003, the Company recorded a provision for obsolescence and valuation of $1.8 million mostly due to lower than anticipated demand for discontinued and refurbished products which the Company had expected to sell during 2003. During 2002, the Company recorded a provision for obsolescence and valuation of $0.9 million, mostly due to discontinued products.

Allowances for inventory obsolescence amounted to $2.3 million and $1.1 million as of December 31, 2003 and 2002, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of December 31, 2003, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net of impairment charges and accumulated depreciation, consists of the following:

December 31, In thousands	2003	2002
Buildings and leasehold improvements	$432	$412
Machinery and equipment	5,302	5,090
Computer hardware equipment and tooling	5,372	5,411
Computer software for internal use	2,992	2,991
Less accumulated depreciation	(11,315)	(9,710)

Property and equipment – Net	$2,783	$4,194

Depreciation expense charged to operations for the years 2003, 2002 and 2001, was $1.7 million, $2.2 million and $3.0 million, respectively.

Due to the Company’s decision in 2001 to outsource the majority of its manufacturing operations, management determined through an impairment analysis that certain of its fixed assets associated with manufacturing were impaired. Accordingly, the Company recognized impairment losses on its property and equipment of $0, $0.2 million and $1.0 million in fiscal 2003, 2002 and 2001, respectively. See Note 17.

NOTE 7. COMMITMENTS

Operating Lease Obligations

Comdial has various operating lease obligations relating to office and warehouse space and office equipment. Future aggregate minimum rental commitments under operating lease agreements that have initial non-cancelable lease terms in excess of one year are as follows as of December 31, 2003:

Year Ending December 31, In thousands	Operating Leases
2004	$904
2005	941
2006	977
2007	1,013
2008	1,049
thereafter	1,176

Total minimum lease commitments	$6,060

The lease for the Company’s corporate headquarters includes minimum escalation clauses. The escalating payment requirements are included in the above schedule. The rent expense is recorded on a straight-line basis over the term of the lease. Total rent expense for operating leases, including rentals which are cancelable on short-term notice, for the years ended December 31, 2003, 2002 and 2001, was $0.8 million, $0.9 million and $1.6 million, respectively.

Inventory Purchase Obligations

The Company outsources substantially all of its manufacturing requirements. As of December 31, 2003, the Company had outstanding purchase obligations of approximately $7.3 million with its outsourcing contractors that could not be canceled without significant penalties. In addition, the Company’s outsourcing contractors acquire fabricated parts from various suppliers. As of December 31, 2003, the Company had non-cancelable, non-returnable commitments to purchase up to $0.5 million of these fabricated parts from its outsourcing contractors.

NOTE 8. DEBT

Long-term debt consists of the following:

December 31, In thousands	2003	2002
Revolver (1)	$—	$—
Term Loan (1)	—	—
Capital Leases (2)	1,299	1,775
Notes Payable (3)	—	168
Bridge Notes (4)	—	—
Private Placement Notes (5)	13,317	13,317
Private Placement Winfield Notes (6)	2,000	2,000

Total Debt	16,616	17,260
Less current maturities on debt	389	644

Total long-term debt	$16,227	$16,616

(1)	As described in Note 3, on March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”). In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1 million shares of the Preferred Stock to Bank of America. The Preferred Stock could be converted at any time on a 1 to 1.5 ratio into a maximum of 0.1 million shares of Comdial common stock. This conversion ratio varied if the Company received additional debt or equity, under circumstances defined in the agreement. The conversion ratio would be reduced to as low as 1 to 0.5, or 33,333 shares of common stock in the event Comdial elected to pay down the term note by up to $3 million in connection with new investment into the Company by an outside investor. Comdial had a call option allowing it to buy out Bank of America’s Preferred Stock at par value, but Bank of America had no mandatory redemption. The Preferred Stock had a 5 percent cumulative annual dividend if paid with cash ($0.5 million per year) or 10 percent if paid in common stock, at the election of Comdial. Dividends were being accrued at the 5% rate beginning on the date of issuance. The shares of common stock issuable to Bank of America upon conversion of the Preferred Stock and as payment of dividends were subject to certain demand and piggyback registration rights pursuant to a registration rights agreement, which would require the Company to register such shares of common stock for resale in the public market upon request. This conversion of bank debt to Preferred Stock resulted in a gain on senior debt restructurings of $9.0 million since the fair value of the Preferred Stock issued was approximately $1.0 million, based on the Black Scholes and discounted cash flow models. The Preferred Stock was issued below par and the difference was recorded as a reduction of paid-in capital.

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

(2)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. As described in Note 3, on March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during 2002, which is included in gain on lease renegotiation in the accompanying consolidated statement of operations. In addition, Comdial agreed to provide RFC warrants to purchase 11,167 shares of the common stock of the Company for $9.15 per share, which had an estimated fair market value of approximately $0.1 million at the date of grant.

(3)	The Company had unsecured notes payable in the amount of $0.9 million outstanding as of December 31, 2001. In March 2002, the notes were renegotiated and reduced to an outstanding balance of $0.1 million (see Note 3), of which the balance remaining at December 31, 2002 was $25,000 and was payable in monthly installments of approximately $12,500. In August 2002, the Company signed an unsecured note payable of $0.3 million with one of its suppliers. The balance as of December 31, 2002 was approximately $143,000 and was payable in monthly installments of $12,500 through February 2003 and $19,829 from March 2003 through August 2003. The note bears no interest. Both notes were paid in full as scheduled in 2003.

(4)	As described in Note 2, on June 21, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000, pursuant to Subscription Agreements (the “Subscription Agreements”) which provided for up to $4 million of bridge financing to the Company (the “Bridge Financing”). During the third quarter of 2002, additional proceeds of $1,750,000 were received to complete the Bridge Financing. Under the terms of the Bridge Financing, the purchasers had the right to convert 13.33% of the principal amount of their respective Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.15 per share. Because the Bridge Notes were convertible at a price less than the market price on the closing dates, they contain a beneficial conversion feature. Based on the stock prices on the various closing dates, the amounts attributed to the feature were recorded as additional paid-in capital. The debt discount ($2.3 million for the Bridge Notes issued on June 21, 2002 and $1.3 million for the Bridge Notes issued during the third quarter of 2002) was being accreted over the term of the debt, using the effective yield method. Due to the conversion of the Bridge Notes described below, the remaining debt discount of $0.4 million was expensed as of the conversion date of September 27, 2002, and is included in miscellaneous expense in the consolidated statements of operations for the year ended December 31, 2002. The accretion of the debt discount of $3.2 million is included in interest expense for the year ended December 31, 2002.

On or prior to September 27, 2002, each of the holders of the Bridge Notes exercised their right to convert 13.33% of the principal amount of the Bridge Notes (a total of $533,200) into shares of common stock at a conversion price of $0.15 per share. The Company issued an aggregate of 3,554,667 shares pursuant to such conversions.

(5)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, were recorded as deferred financing costs. An aggregate of 0.9 million of the Placement Warrants are subject to forfeiture, on a pro rata basis, if the Placement Notes are repaid during the first eighteen months following their issuance. As of December 31, 2003, none of the warrants have been forfeited.

In connection with the 2004 Bridge Financing (see Note 21), the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006, and gives the holders conversion rights. Such conversion shall be at a conversion price of $5.00 per share exercisable at any time prior to maturity; except that, the conversion price shall be $3.38 for a period commencing 20 calendar days after the filing of an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and ending on the later of (i) March 31, 2004, or (ii) five business days after shareholder approval of the 2004 Bridge Financing becomes effective in accordance with Regulation 14C. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The principal amount of the Placement Notes is payable on the maturity date. Interest is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described in (6) below) on substantially all of the Company’s assets. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Included in the outstanding balance at December 31, 2002 and at December 31, 2003 are $7.0 million in amounts due to Comvest, Shea Ventures, LLC and Nickolas A. Branica, our CEO until March 2004, all of which are related parties.

(6)	As described in Note 2, on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as deferred financing costs. The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The Winfield Notes mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended by the Company for up to one year. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The principal amount of the Winfield Notes is payable on the maturity date. Interest is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes. While the note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

In addition, ComVest deposited $1.5 million to secure two outstanding letters of credit previously issued by Bank of America (“BofA”) to the Company, and entered into a pledge agreement (the “Pledge Agreement”) with BofA concerning the disposition of the deposited funds. As security for the deposit, the Company entered into a reimbursement agreement (the “Reimbursement Agreement”) with ComVest, and issued a revolving note (the “Revolving Note”) to ComVest in the amount of the deposit. On October 25, 2002, ComVest and the Company entered into an amendment to the Reimbursement Agreement (the “Amendment”). Pursuant to the Amendment the Company paid $1.5 million to ComVest and ComVest issued a letter of direction to BofA directing BofA to pay to the Company any amounts payable to ComVest pursuant to the Pledge Agreement. In addition, the Revolving Note was canceled. In April 2003, the Company obtained two new letters of credit, which replaced the two existing letters of credit, totaling $1.0 million and was required to secure these letters of credit with $1.0 million of cash, which the Company recorded as restricted cash in the accompanying consolidated balance sheet as of December 31, 2003.

Long-term debt maturities, including future minimum lease commitments for capitalized leases, are as follows:

Year Ending December 31, In thousands	Capital Leases	Other Long- Term Debt	Total
2004	$390	$—	$390
2005	303	2,000	2,303
2006	303	13,317	13,620
2007	303	—	303
2008	—	—	—
thereafter	—	—	—

Total minimum commitments	$1,299	$15,317	$16,616

Assets recorded under capital leases (included in property and equipment in the accompanying consolidated balance sheets) are as follows:

December 31, In thousands	2003	2002
Capitalized hardware	$1,336	$1,336
Less accumulated amortization	(880)	(440)

Capitalized hardware – net	$456	$896

Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE 9. INCOME TAXES

The Company did not generate taxable income during the years ended December 31, 2003, 2002 and 2001, and, therefore, did not record any income tax provision for those periods.

The income tax provision reconciled to the tax computed at statutory rates for the years ended December 31, is summarized as follows:

In thousands	2003	2002	2001
Federal tax at statutory rate (34% in 2003, 2002 and 2001)	$(2,071)	$2,205	$(7,408)
State income taxes (net of federal tax benefit)	(220)	257	(779)
Nondeductible charges	21	179	52
Other adjustments	—	—	(143)
Expiring business credits	—	—	—
Adjustment of valuation allowance	2,270	(2,641)	8,278

Income tax provision	$—	$—	$—

No net deferred tax assets have been recognized in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, respectively. The components of the net deferred tax assets at December 31, 2003 and 2002 are as follows:

Deferred Assets (Liabilities) In thousands	December 31,
	2003	2002
Net loss carryforwards	$23,013	$23,125
Tax credit carryforwards	1,411	1,411
Inventory	1,020	590
Pension Reserve	3,179	3,104
Compensation and benefits	629	933
Capitalized software development costs	2,379	1,928
Other deferred tax assets	337	2,517
Goodwill	1,916	2,351
Research and development expenditures	5,708	6,465
Allowance for bad debts	100	264
Deferred financing costs	1,545	897
Fixed asset depreciation	290	—

Total deferred tax assets	41,527	43,585
Fixed asset depreciation	—	(1,675)

Total deferred tax liabilities	—	(1,675)
Net deferred tax assets	41,527	41,910
Less: Valuation allowance	(41,527)	(41,910)

Total	$—	$—

Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. Due to the three-year cumulative basis losses, the Company recorded a valuation allowance equal to its net deferred tax assets of $41.5 and $41.9 million for the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recorded an increase (decrease) of its valuation allowance of $(0.4) million, $(0.5) million and $8.3 million, respectively. Approximately $3.1 million of the valuation allowance shown above relates to tax benefits from a pension obligation that will be credited to other comprehensive income when realized.

At December 31, 2003 Comdial had net operating loss and credit carryovers of approximately $61.7 million and $1.4 million respectively, expiring beginning in 2004 through the year 2022. However, the Company experienced a change in control in 2002, pursuant to the provisions of IRC §382 and is subject to limitations on annual net operating loss deductions. As such, a significant portion of the net operating losses and tax credits are expected to expire prior to utilization.

NOTE 10: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 1,930,034, 215,768, and 68,133 shares of common stock and warrants to purchase 905,510, 11,667 and 0 shares of common stock for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the annual earnings (loss) per share information for the years ended December 31, 2003, 2002 and 2001.

In thousands, except per share data	2003	2002	2001
Basic:
Net income (loss) applicable to all shareholders	$(6,091)	$6,486	$(21,155)
Preferred stock dividend	—	(284)	—
Gain on redemption of preferred stock	—	1,000	—

Net income (loss) applicable to common stock	$(6,091)	$7,202	$(21,155)

Weighted average number of common shares outstanding during the period	8,757	2,005	613
Add - Deferred shares	—	1	1

Weighted average number of shares used in calculation of basic earnings per common share	8,757	2,006	614

Earnings (loss) per share before preferred stock dividend	$(0.70)	$3.23	$(34.45)
Preferred stock dividend	—	(0.14)	—
Gain on redemption of preferred stock	—	0.50	—

Earnings (loss) per share applicable to common stock	$(0.70)	$3.59	$(34.45)

Diluted:

Net income (loss) applicable to all shareholders	$(6,091)	$6,486	$(21,155)
Preferred stock dividends	—	(284)	—
Gain on redemption of preferred stock	—	1,000	—

Net income (loss) applicable to common stock	$(6,091)	$7,202	$(21,155)

Weighted average number of shares used in calculation of basic earnings per common share	8,757	2,006	614
Effect of dilutive stock options	—	57	—
Effect of dilutive warrants	—	262	—

Weighted average number of shares used in calculation of diluted earnings per common share	8,757	2,325	614

Earnings (loss) per share before preferred stock dividend	$(0.70)	$2.79	$(34.45)
Preferred stock dividend	—	(0.12)	—
Gain on redemption of preferred stock	—	0.43	—

Earnings (loss) per share applicable to common stock	$(0.70)	$3.10	$(34.45)

During the years ended December 31, 2003, 2002 and 2001, 0, 0 and 567 options were exercised at a weighted average exercise price of $0, $0, and $0, respectively. During the years ended December 31, 2003, 2002 and 2001, 209,941, 4,509,368 and 0 warrants were exercised at a weighted average exercise price of $0.15, $0.15 and $0, respectively.

NOTE 11. PENSION AND SAVINGS PLANS

As of December 31, 2003, Comdial has one qualified pension plan that provides benefits based on years of service and an employee’s compensation during the employment period. This plan is a qualified plan for all employees of Comdial. Comdial had a second pension plan that was terminated during 2002; this was a non-qualified plan (“Retirement Benefit Restoration Plan”). The non-qualified plan was strictly for executive officers and/or highly compensated employees who are designated as a participant of the plan by the Compensation Committee of Comdial. The non-qualified plan was not funded.

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

As discussed in Note 3, during 2002, the Company reached separate agreements (the “Agreements”) with the three former executives of the Company who still had vested benefits under the Retirement Benefit Restoration Plan. The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June 2005, for a total aggregate payout of $0.5 million. The Agreements settled all remaining liabilities of the Company pursuant to the Retirement Benefit Restoration Plan, thus the Company terminated the Retirement Benefit Restoration Plan and recognized a gain of $1.1 million, which is included as gain on other liability restructurings in the accompanying consolidated statements of operations for the year ended December 31, 2002.

During February 2003, the Company discovered that approximately $0.6 million and $0.1 million of unauthorized disbursements were made from the pension plan during 2002 and 2003, respectively, by a former employee of Comdial. The full amount of these losses was reimbursed by the Company’s insurance carrier in October 2003.

The following table sets forth the change in projected benefit obligations of the pension plans during 2003 and 2002. The measurement date for the company’s pension accounting is December 31.

In thousands	2003	2002
Benefit obligation at beginning of year	$25,643	$25,433
Interest cost	1,764	1,699
Actuarial loss	3,714	3,162
Disbursements	(2,139)	(3,431)
Termination adjustment	—	(1,220)

Benefit obligation at end of year	$28,982	$25,643

The following table sets forth the change in plan assets of the pension plans and amounts recognized in Comdial’s Consolidated Balance Sheets at December 31, 2003 and 2002.

In thousands	2003	2002
Fair value of plan assets at beginning of year	$19,939	$25,497
Actual return on plan assets	4,717	(2,127)
Disbursements	(2,139)	(3,431)

Fair value of plan assets at end of year	$22,517	$19,939

Funded status	$(6,465)	$(5,704)
Unrecognized actuarial loss	8,441	8,241

Net amount recognized	$1,976	$2,537

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$1,976	$2,537
Accrued benefit cost	(8,441)	(8,241)
Accumulated other comprehensive loss	8,441	8,241

Net amount recognized	$1,976	$2,537

The following table sets forth the percentage of the fair value of total plan assets of the pension plan at December 31, 2003 and 2002 and the target asset allocation percentages:

In thousands	2003	2002	Target
Equity securities	79%	66%	65%
Debt securities	21%	34%	35%

Total	100%	100%	100%

Subsequent to December 31, 2003, the asset allocation for the plan was adjusted to 65% equity securities and 35% debt securities.

Investment objectives for the Company’s plan assets are to:

•	optimize the long-term return on plan assets at an acceptable level of risk;

•	maintain a broad diversification across asset classes;

•	maintain careful control of the risk level within each asset class; and

•	focus on a long-term return objective.

Target asset allocations are intended to achieve a desired total asset return over the long term, with an acceptable level of risk in the shorter term. Selection of the targeted asset allocation for the plan assets was based upon a review of the expected return and risk characteristics of each asset class. Risk is measured in terms of likely volatility of annual investment returns, pension expense and funding requirements. External consultants conducted an asset and liability study in order to determine the most appropriate investment strategy and asset mix for our plan assets. To develop the expected long-term rate of return assumption on the Plan assets, the consultants use long-term historical return information for the targeted asset mix identified in the asset and liability study. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets. The Company assumes prudent levels of risk to meet overall pension investment goals. Risk levels are managed through formal and written investment guidelines. Portfolio risk is managed by having well defined long-term strategic asset allocation targets.

Weighted average assumptions used to determine the benefit obligations for the plan as of December 31, 2003 and 2002, were as follows:

	2003	2002
Discount rate	6.00%	7.25%
Rate of compensation increase	N/A	N/A

During 2003, the Company’s discount rate used to estimate future payments to retirement participants decreased from 7.25% to 6.0%, reflecting an overall decrease in interest rates in the United States economy. For 2003, the Company’s discount rate of 6.0% approximated Moody’s Aa bond rate as of December 31, 2003.

The accumulated benefit obligation for the plan as of December 31, 2003 and 2002 was $29.0 million and $25.6 million, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan:

In thousands
2004	$2,351
2005	2,175
2006	1,983
2007	1,865
2008	1,755
2009–2013	7,504

Weighted average assumptions used to determine the net periodic pension cost for the plans as of December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001
Discount rate	7.25%	7.25%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

Net periodic pension cost (benefit) for 2003, 2002 and 2001 included the following components:

In thousands	2003	2002	2001
Interest cost	$1,764	$1,699	$1,870
Expected return on plan assets	(1,676)	(2,067)	(2,185)
Recognized actuarial loss (gain)	473	(36)	—
Termination gain	—	(1,123)	—

Net periodic pension (benefit) cost	$561	$(1,527)	$(315)

On December 31, 2003 and 2002, the projected benefit obligations exceeded the market value of the plan assets (adjusted for accruals) by $8.4 million and $8.2 million, respectively. The amount recognized in other comprehensive loss during 2003 and 2002 arising from the increase in the additional minimum pension liability was $0.2 million and $8.2 million, respectively, net of tax benefits of $0 for both years. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2004.

In addition to these pension benefits, Comdial contributes to a 401(k) plan, based on employees’ contributions. Participants can contribute from 1% to 17% of their salary and Comdial will match contributions equal to 50% of the participant’s contribution up to the first 6%. Comdial’s total expense for the matching portion of the 401(k) plan for 2003, 2002 and 2001 was $0.1 million, $0.2 million and $0.4 million, respectively.

NOTE 12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Prior to the Company terminating the benefits in June 2002, Comdial provided certain health care coverage (until age 65), which was subsidized by the retiree through insurance premiums paid to Comdial, and life insurance benefits for substantially all of its retired employees. Upon terminating the benefits, the Company recorded a gain of $0.8 million, which was included in miscellaneous income in the accompanying consolidated statements of operations for 2002. The postretirement benefit obligation was not funded and did not include any provisions for securities, settlement, curtailment, or special termination benefits. In 1993, when SFAS No. 106 went into effect, Comdial elected to amortize the cumulative effect of this obligation over 20 years (see unrecognized transition obligation in the table below).

The following table sets forth the change in postretirement benefit obligations and amounts recognized in Comdial’s Consolidated Balance Sheet at December 31, 2002.

In thousands	2002
Benefit obligation at beginning of year	$412
Service cost	3
Interest cost	14
Plan participants’ contributions	15
Benefits paid	(16)
Termination effect	(428)

Benefit obligation at December 31	$—

The following tables set forth the change in plan assets of the postretirement benefits at December 31, 2002.

In thousands	2002
Fair value of plan assets at beginning of year	$—
Employer contribution	1
Plan participants’ contributions	15
Benefits paid	(16)

Fair value of plan assets at December 31	$—

The discount rate used in accounting for the plan as of December 31, 2002 was 7.25%.

Net periodic postretirement (benefit) cost for 2002 and 2001 included the following components:

In thousands	2002	2001
Service cost	$3	$3
Interest cost	14	29
Amortization of unrecognized transition obligation	19	37
One-time curtailment income	—	—
Recognized actuarial gain	(32)	(69)
Termination gain	(750)	—

Net postretirement (benefit) cost	$(746)	$—

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Comdial Corporation 2002 Employee and Non-employee Directors Stock Incentive Plan (the “2002 Plan”) was adopted by the Company’s Board of Directors and approved by the shareholders of the Company at a special meeting held August 26, 2002.

The 2002 Plan replaces the 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan (together the “1992 Plans”), each of which expired according to their terms on March 5, 2002. However, the 1992 Plans will continue activity to the extent all options are either exercised or cancelled. The 2002 and 1992 Plans provide for stock options to purchase shares of common stock that may be granted to officers, directors and certain key employees as additional compensation. Pursuant to the terms of the 1992 Non-employee Directors Stock Incentive Plan (the “Directors Stock Incentive Plan”), each non-employee director shall be awarded 222 shares of Comdial’s common stock for each fiscal year Comdial reports income. In January 1997, in accordance with the terms of the Directors Stock Incentive Plan, the board of directors adopted a resolution suspending 56 of the 222 shares of Comdial’s common stock automatically awarded to non-employee directors under such circumstances. In 2003, 2002, and 2001, non-employee directors were awarded 0, 667, and 0 shares, respectively under the Directors Stock Incentive Plan. Previously, directors could elect to defer receipt of their shares; however, in 2002, the Company settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $112,000 related thereto.

The Plans are composed of stock options, restricted stock, non-statutory stock, and incentive stock. Comdial’s incentive plans are administered by the Compensation Committee of Comdial’s Board of Directors.

In 2003, the Company amended the 2002 Plan to increase the number of shares available for issuance. As of December 31, 2003, there were 241,147 shares of Comdial’s common stock reserved for issuance under the 2002 Plan that was approved by the stockholders in 2002 and amended with stockholder approval in 2003.

Options granted in 2003 and 2002 under the 2002 Plan have a maximum term of ten years and vest in installments of 33.33% per year on each of the first through the third anniversaries of the grant date. Options granted in 2002 and 2001 under the 1992 Plans have a maximum term of ten years and vest in installments of 50%, 25% and 25% per year on each of the first through the third anniversaries of the grant date. During 2002, the Company also issued 166,667 stock options with a 10 year term outside of the 1992 and 2002 Plans to an employee/director (the “Director Plan”), with 40% of such options vesting immediately and 20% vesting on each of the first through the third anniversaries of the grant date. In 2003, 50,000 of the options granted under the Director Plan were cancelled upon the resignation of the employee/director as an employee. All options granted under the 2002, 1992 and Director Plans are granted at an exercise price equal to the market price of Comdial’s common stock on the grant date.

Information regarding stock options granted under the 2002, 1992, and Director Plans is summarized below:

	2003	(1)	2002	(1)	2001	(1)
Options outstanding January 1;	1,212,501	$4.16	68,133	$44.38	70,110	$81.30
Granted	922,397	1.82	1,149,880	2.01	48,324	11.55
Exercised	0	0.00	0	0.00	(567)	0.00
Forfeited	(204,864)	1.83	(5,512)	61.35	(49,734)	82.65
Options outstanding, December 31;	1,930,034	2.38	1,212,501	4.16	68,133	44.25
Options exercisable, December 31;	408,967	4.40	192,566	11.69	27,096	44.55
Per share ranges of options outstanding at December 31	$0.15 - $196.95		$0.98 - $196.95		$4.20 - $202.50

Dates through which options outstanding at December 31, were exercisable	1/2004-12/2013		1/2003-12/2012		1/2002-12/2011

(1)	Weighted-average exercise price at grant date.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 0.98 to $20.25	1,908,476	9.2	$1.87	417,433	$2.04
$20.25 to $40.50	17,822	6.8	28.00	14,216	28.02
$40.50 to $81.00	0	0.0	0.00	0	0.00
$81.00 to $101.25	223	0.5	86.25	223	86.25

$101.25 to $121.50	1,021	4.3	113.85	1,021	113.85
$121.50 to $141.75	1,084	2.8	132.55	1,084	132.55
$141.75 to $162.00	0	0.0	0.00	0	0.00
$162.00 to $182.25	962	4.1	164.10	962	164.10
$182.25 to $196.95	446	4.3	196.95	446	196.95

	1,930,034	9.1	$2.38	435,385	$4.40

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	1.27%	1.45%	3.04%
Expected Life	7.95	5.87	7.36
Expected volatility	352.1%	375.1%	110.3%
Expected dividends	None	None	None

The weighted average fair value of options granted in which the option price equaled the fair market value of the Company’s stock on the date of grant is $1.82, $6.42, and $7.65 for the years ending December 31, 2003, 2002 and 2001 respectively.

NOTE 14. SEGMENT INFORMATION

During 2003, 2002 and 2001, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the years ended December 31:

(In thousands)	2003	2002	2001
Business Segment Net Sales
Switching	$37,464	$36,892	$53,511
Messaging	9,362	13,240	15,183
CTI & Other	1,115	1,589	7,473

Net sales	$47,941	$51,721	$76,167

(In thousands)	2003	2002	2001
Business Segment Gross Profit
Switching	$12,284	$12,077	$14,346
Messaging	3,716	5,069	8,967
CTI & Other	464	70	445

Gross profit	$16,464	17,216	23,758
Operating expenses	19,294	27,286	43,147
Interest expense, net	3,279	7,803	2,759
Loss (gain) on sale of assets	(3)	350	(1,447)
Miscellaneous (income) expense – net	(15)	(24,709)	454

Income (loss) before income taxes	$(6,091)	$6,486	$(21,155)

Comdial had sales in excess of 10% of net sales to three customers as follows:

In thousands	2003	2002	2001
Sales:
ALLTEL Supply, Inc.	$8,560	$9,982	$9,148
Graybar Electric Company, Inc.	20,869	26,067	29,770
Sprint/North Supply, Inc.	11,614	10,326	11,007

Percentage of net sales:
ALLTEL Supply, Inc.	18%	19%	12%
Graybar Electric Company, Inc.	44%	50%	39%
Sprint/North Supply, Inc.	24%	20%	14%

Net sales of all three:
Switching	$33,376	$35,103	$46,272
Messaging	7,667	11,272	3,653

Net sales	$41,043	$46,375	$49,925

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

On January 24, 2003, the Company was notified by letter from an insurance representative of the Catholic Cathedral of St. Thomas Moore that the Cathedral’s insurance carrier might pursue a subrogation claim based on a fire at the Cathedral that may have been caused by the installation or failure of equipment allegedly installed by the Company. The Company did not install any equipment at the Cathedral and has notified its insurance carrier of this claim. The Company believes that the repairs needed to repair the damage to the Cathedral were approximately $0.15 million, although it has received no written confirmation of same. There has been no further correspondence or other communication from any party in this matter. No amounts have been accrued in the Company’s financial statements for any losses.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claimed that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. In pre-trial proceedings, the court dismissed all claims except for the tortious interference claim. On March 18, 2004, following a jury trial on that claim, the court granted Comdial’s motion to dismiss and the case was ended without jury deliberations. It is unknown at this time whether Mr. Grover will appeal. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

NOTE 16. RESTRUCTURING PLANS

In 2000, due to declining market conditions, unfavorable economic factors, uncompetitive product costs, and excess inventory levels, the Board of Directors and management deemed it necessary to develop a plan to restructure the Company. This plan was approved by the Board of Directors, implementation commenced during the fourth quarter of 2000 and $2.4 million was accrued as of December 31, 2000. On September 28, 2001, as a result of the downturn in the economy and the events of September 11, 2001, management and the Board approved and executed a second restructuring plan. During November 2001, a third restructuring plan was announced. Reductions were made across several departments, including sales, finance, manufacturing, engineering, and technical support. The second and third restructurings resulted in accruals of $0.5 million in 2001.

As of December 31, 2001, the Company had a remaining obligation of $0.5 million relating to the 2000 and 2001 restructurings. As of June 30, 2002, the exit plans were complete and a total of approximately 480 employees were terminated. During the year ended December 31, 2002, the Company made cash severance payments of $0.5 million. As of December 31, 2003 and December 31, 2002, the Company had no remaining obligations related to the 2000 and 2001 restructurings.

NOTE 17. IMPAIRMENT OF LONG-LIVED ASSETS

During 2003, 2002 and 2001, Comdial recorded impairment losses on long-lived assets, including goodwill, of $0, 1.0 million and $3.2 million, respectively. Asset impairments for 2002 and 2001 of $0.2 million and $1.0 million, respectively, were recorded related to the manufacturing equipment that was to be disposed as a result of the outsourcing of Company’s manufacturing operations. The asset impairments were measured by the excess of the carrying value of the assets over the fair value of the assets. Fair value of the assets was determined by independent valuations and quoted market prices. The carrying value of the assets held for disposal at December 31, 2003, 2002 and 2001 was $0, $0 and $0.3 million, respectively.

Other impairment losses consisted of capitalized software development costs in the amount of $0.4 million, $0.7 million and $1.4 million for 2003, 2002 and 2001, respectively, related to discontinued products. These losses were based on a comparison of the projected undiscounted cash flows to the carrying value of these assets. In 2003, 2002 and 2001, $0, $0.2 million and $0, respectively, of software purchased for internal use that was no longer going to be utilized due to the Company’s downsizing was written off. In 2002, $0.1 million of patent costs were written off, as the Company was no longer pursuing those patents.

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

The Company adopted SFAS No. 142 and discontinued the amortization of goodwill effective January 1, 2002. In addition, the Company completed the transitional impairment test and determined that goodwill was not impaired. A reconciliation of previously reported net loss and loss per share for the year ended December 31, 2001 to the amounts adjusted for the exclusion of amortization net of the related income tax effect follows:

Year ending December 31, (In thousands, except per share amounts)	2003	2002	2001
Reported net income (loss)	$(6,091)	$6,486	$(21,155)
Add: Goodwill amortization, net of tax	—	—	1,942

Adjusted net income (loss)	$(6,091)	$6,486	$(19,213)

Basic earnings (loss) per share:
Reported net income (loss)	$(0.70)	$3.23	$(34.45)
Goodwill amortization, net of tax	—	—	3.16

Adjusted net income (loss) per share - basic	$(0.70)	$3.23	$(31.29)

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.70)	$2.79	$(34.45)
Goodwill amortization, net of tax	—	—	3.16

Adjusted net income (loss) per share - diluted	$(0.70)	$2.79	$(31.29)

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

Warrants

In connection with the financings discussed in Note 2, the Company issued 5.6 million warrants in 2002 to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2003, 4.7 million of such warrants had been converted to shares of the Company’s common stock.

In 2002 and in connection with a performance based bonus, the Company issued 55,000 warrants to purchase shares of the common stock at an exercise price of $0.15 per share to Nickolas A. Branica, the Company’s Chief Executive Officer until March 2004, and 45,000 warrants to purchase shares of the common stock at an exercise price of $0.15 per share to Paul Suijk, the Company’s Chief Financial Officer until November 2002. Compensation expense of approximately $0.5 million was recorded. Mr. Branica exercised his warrants in 2002 and Mr. Suijk exercised his warrants in 2003.

As of December 31, 2003, the following warrants were outstanding:

	Warrants Outstanding	Warrants Exercisable 12/31/03	Warrants Vesting 03/27/04	Exercise Price	Expiration Year
Advisory Warrants	6,041	6,041	—	$0.15	2007
Private Placement Warrants	887,802	—	887,802	$0.15	2004
Lease Renegotiation Warrants	11,667	11,667	—	$9.15	2012

Total	905,510	17,708	887,802

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

NOTE 20. RELATED PARTY TRANSACTIONS

As a part of the September 27, 2002 Private Placement, Commonwealth Associates L.P. (“Commonwealth”), as Placement Agent for the private placement, received advisory fees of $60,000 and $35,000 in 2003 and 2002, respectively. See Note 2.

During 2002, ComVest Venture Partners, L.P. (“ComVest”) deposited $1.5 million to temporarily secure two outstanding letters of credit previously issued by Bank of America to the Company. Commonwealth was paid a fee of $30,000 for its services in arranging the deposit by ComVest. See Note 8.

The Company entered into an employment agreement with Travis Lee Provow in November 2002, whereby Mr. Provow agreed to serve as the Company’s Chairman of the Executive Committee (an officer position) beginning on November 25, 2002. The term of Mr. Provow’s employment was for six months and was renewable for a further six months upon the mutual agreement of both the Company and Mr. Provow. Pursuant to the terms of the employment agreement, Mr. Provow was to be paid at the rate of $180,000 per year and was issued options to purchase 166,667 shares of common stock at the exercise price of $1.80 per share. The options were issued outside of the Company’s existing stock option plan and become exercisable 40% at date of grant and increments of 20% as of each anniversary of Mr. Provow’s employment with the Company, provided that Mr. Provow remained an employee or director of the Company. Mr. Provow also served as President and Managing Director of Commonwealth Holdings, LLC. In August 2003, Mr. Provow resigned his position as chairman of the Company’s Executive Committee but agreed to remain on the Board as a director. The stock option agreement was amended to reduce the number of options by 50,000. In connection with the modification of Mr. Provow’s stock option agreement, the Company recorded stock compensation expense of approximately $26,000 for the year ended December 31, 2003.

During 2002, the Company issued 2.9 million warrants to Commonwealth, ComVest, Shea Ventures, LLC, or Company officers, all of which are related parties, to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2003, 0.5 million of such warrants were outstanding and are included in the table in Note 19 above.

See Notes 2, 3, 8 and 21 for additional related party disclosures.

NOTE 21. SUBSEQUENT EVENTS

2004 Bridge Financing

On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $100,000 per unit resulting in gross proceeds to the Company of $9.0 million (the “ 2004 Bridge Financing”). Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share until February 17, 2007 (the “2004 Bridge Warrants”) and a $100,000 subordinated convertible note which includes interest payable quarterly at the annual rate of 8% (the “2004 Bridge Notes”). Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction.

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the 2002 Private Placement and Winfield Transaction and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender. The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of September 27, 2005 or the occurrence of certain events.

The 2004 Bridge Warrants are exercisable by the holder for three years from date of issuance at an exercise price of $3.38 per share, either by paying such amount in cash to the Company or on a cashless exchange basis. The Company can redeem the 2004 Bridge Warrants by paying the holder $0.01 per share upon five business days notice, if: (a) the closing price of the Common Stock is at least $6.76 for 20 consecutive trading days; (b) the Common Stock is trading on the Nasdaq Small Cap, Nasdaq National Market or another national securities exchange; (c) the average daily trading volume during such 20 day period equals or exceeds 50,000 shares; and (d) the shares issuable upon exercise of the 2004 Bridge Warrants are covered under an effective registration statement or are otherwise exempt from registration.

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006, and gives the holders conversion rights. Such conversion shall be at a conversion price of $5.00 per share exercisable at any time prior to maturity; except that, the conversion price shall be $3.38 for a period commencing 20 calendar days after the filing of an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and ending on the later of (i) March 31, 2004, or (ii) five business days after shareholder approval of the 2004 Bridge Financing becomes effective in accordance with Regulation 14C. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The amendment to extend the maturity date and provide additional conversion rights does not apply to the 2002 Winfield Transaction.

Chief Executive Officer Resignation

In March 2004, Nickolas A. Branica resigned and the Company announced that Neil P. Lichtman, Comdial’s president, will succeed Mr. Branica as chief executive officer. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment terminated. In addition, all of Mr. Branica’s stock options were immediately vested. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment termination.

2004 Restructuring

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004. Pursuant to the Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated during the following eight weeks. The Company anticipates paying approximately $0.1 million in severance and related benefits during the second quarter of 2004 related to the Plan.

NOTE 22. FOURTH QUARTER INFORMATION (UNAUDITED)

During the fourth quarter of 2003, the Company recorded a provision for obsolescence and valuation of $1.1 million mostly due to lower than anticipated demand for discontinued and refurbished products which the Company had expected to sell during 2003.

As a part of the Company’s 2002 financial restructuring and 2003 business planning process, management identified certain assets that were no longer core to the Company’s future strategic direction and hence were written off. Additionally, management also identified certain areas that required additional provisions based on updated operational information, including data associated with the Company’s outsourced manufacturers. Consequently, during the fourth quarter of 2002, the Company recorded asset write-offs of 1.1 million and additional provisions to bad debts, inventory obsolescence, warranty reserve and other of $1.7 million, which are reflected in the 2002 consolidated financial statements.

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents the Company’s quarterly financial data for the last two years:

In thousands except per share amounts	First Quarter	Second Quarter
2003
Net Sales	$12,316	$12,974
Gross Profit	4,396	5,163
Stock compensation expense	—	—
Impairments of long-lived assets	—	365
Interest expense	820	819
Miscellaneous income	(29)	18
Net income (loss)	(1,329)	(1,062)
Net income (loss) per share: Basic	(0.16)	(0.12)
Diluted	(0.16)	(0.12)
Net income (loss) per share applicable to common stock: Basic	(0.16)	(0.12)
Diluted	(0.16)	(0.12)

2002
Net Sales	$12,325	$12,959
Gross Profit	4,437	4,537
Stock compensation expense	—	62
Impairments of long-lived assets	—	—
Interest expense	437	737
Miscellaneous income	14,773	1,305
Net income (loss)	12,131	(2,048)
Net income (loss) per share: Basic	19.73	(3.31)
Diluted	18.75	(3.31)
Net income (loss) per share applicable to common stock: Basic	19.67	(3.52)
Diluted	18.70	(3.52)

In thousands except per share amounts	Third Quarter	Fourth Quarter
2003
Net Sales	$12,515	$10,136
Gross Profit	4,822	2,082
Stock compensation expense	24	2
Impairments of long-lived assets	—	—
Interest expense	816	825
Miscellaneous income	(1)	(4)
Net loss	(752)	(2,948)
Net loss per share: Basic	(0.08)	(0.33)
Diluted	(0.08)	(0.33)
Net income (loss) per share applicable to common stock: Basic	(0.08)	(0.33)
Diluted	(0.08)	(0.33)

2002
Net Sales	$12,480	$13,957
Gross Profit	3,445	4,797
Stock compensation expense	510	(112)
Impairments of long-lived assets	—	962
Interest expense	5,810	819
Miscellaneous income	7,001	1,630
Net loss	(2,128)	(1,469)
Net loss per share: Basic	(1.23)	(0.26)
Diluted	(1.23)	(0.26)
Net income (loss) per share applicable to common stock: Basic	(0.73)	(0.26)
Diluted	(0.73)	(0.26)

During the fourth quarters of 2003 and 2002, the Company recorded certain adjustments to the consolidated financial statements. See Note 22.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Registrant is incorporated by reference under the caption “Election of Directors” and “Executive Officers of Comdial” of Comdial’s definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation and management transactions information is incorporated by reference under the caption “Executive Compensation” of Comdial’s definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information is incorporated by reference under the caption “Securities Ownership of Certain Beneficial Owners and Management” of Comdial’s definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information is incorporated by reference under the caption “Family Relationships” and “Certain Relationships and Related Transactions” of Comdial’s definitive proxy statement for the 2004 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information is incorporated by reference under the caption “Principal Accountant Fees and Services” of Comdial’s definitive proxy statement for the 2004 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Audited Consolidated Financial Statements of Comdial Corporation and its Subsidiaries

2.	Financial Statement - Supplemental Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

3.	Exhibits Included herein:

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws:

3.1	Certificate of Incorporation of Comdial Corporation. (Exhibits (a) Item 3.1 to Item 6 of Registrant’s Form 10-Q for the period ended July 2, 1995.) *

3.2	Certificate of Amendment of the Certificate of Incorporation of Comdial Corporation as filed with the Secretary of State of the State of Delaware on February 1, 1994. (Exhibit 3.2 to Registrant’s Form 10-Q for the period ended July 2, 1995.)*

3.3	Bylaws of Comdial Corporation. (Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1993.)*

3.4	Form of Fourth Amended and Restated Certificate of Incorporation of Comdial Corporation (Exhibit A to Schedule 14C dated December 6, 2002)*

(4)	Instruments Defining the Rights of Security Holders:

4.1	Form of Bridge Subscription Agreement dated June 20, 2002 (Exhibit 4.1 to Form 8-K dated June 21, 2002)*

4.2	Form of Senior Subordinated Secured Convertible Note Issued by Comdial Corporation (Exhibit 4.2 to Form 8-K dated June 21, 2002)*

4.3	General Security Agreement between Comdial Corporation and ComVest Venture Partners, L.P., as agent, dated June 21, 2002 (Exhibit 4.3 to Form 8-K dated June 21, 2002)*

4.4	Advisory Warrant to purchase Common Stock issued by Comdial Corporation to Commonwealth Associates, L.P. (Exhibit 4.4 to Form 8-K dated June 21, 2002)*

4.5	Form of Private Placement Subscription Agreement dated as of September 27, 2002 (Exhibit 4.1 to Form 8-K/A dated September 25, 2002)*

4.6	Form of 7% Senior Subordinated Secured Convertible Note dated September 27, 2002 (Exhibit 4.2 to Form 8-K/A dated September 25, 2002)*

4.7	Form of Private Placement Warrant to Purchase Common Stock (Exhibit 4.3 to Form 8-K/A dated September 25, 2002)*

4.8	Form of Private Placement Warrant to Purchase Common Stock, with forfeiture provision (Exhibit 4.4 to Form 8-K/A dated September 25, 2002)*

4.9	General Security Agreement between Comdial Corporation and Commonwealth Associates L.P. (Exhibit 4.5 to Form 8-K/A dated September 25, 2002)*

4.10	Form of Private Placement Subscription Agreement between Comdial Corporation and Winfield Capital Corp. (Exhibit 4.6 to Form 8-K/A dated September 25, 2002)*

4.11	Form of 12% Senior Subordinated Secured Convertible Note between Comdial Corporation and Winfield Capital Corp. (Exhibit 4.7 to Form 8-K/A dated September 25, 2002)*

4.12	Form of Warrant to Purchase Common Stock to Winfield Capital Corp. (Exhibit 4.8 to Form 8-K/A dated September 25, 2002)*

4.13	Form of General Security Agreement between Comdial Corporation and Winfield Capital Corp. dated as of September 27, 2002 (Exhibit 4.9 to Form 8-K/A dated September 25, 2002)*

4.14	Form of Warrant to Purchase Common Stock to Commonwealth Associates L.P. (Exhibit 4.10 to Form 8-K/A dated September 25, 2002)*

4.15	Form of Senior Subordinated Secured Convertible Note Issued by Comdial Corporation dated February 2004 (Exhibit A to Schedule 14C dated March 23, 2004)*

4.16	Form of Bridge Warrant to purchase Common Stock dated February 2004 (Exhibit B to Schedule 14C dated March 23, 2004)*

4.17	Form of Amendment to 7% Senior Subordinated Secured Convertible Note dated February 2004 (Exhibit C to Schedule 14C dated March 23, 2004)*

4.18	Form of Bridge Subscription Agreement dated February 2004

(10)	Material Contracts:

10.1	Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibits 28.1 and 28.2 of Registrant’s Form S-8 dated October 21, 1992.)**

10.2	Amendment No. 1 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.1 and 10.2 of Registrant’s Form 10-Q dated September 28, 1997.)**

10.3	Amendment No. 2 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.2 of Registrant’s Form 10-Q dated June 30, 1996.)**

10.4	Amendment No. 3 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.3 of Registrant’s Form 10-Q dated June 30, 1996.)**

10.5	Amendment to Amendment No. 3 to the Registrant’s 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.6	Amendment No. 4 to the Registrant’s 1992 Stock Incentive Plan. (Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.7	Amendment No. 4 to the Registrant’s 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.8	The Registrant’s Executive Stock Ownership Plan effective January 1, 1996. (Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 1995.)**

10.9	Amendment No. 1 to the Registrant’s Executive Stock Ownership Plan dated July 31, 1997. (Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.10	Amendment No. 2 to the Registrant’s Executive Stock Ownership Plan dated January 1, 1998. (Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.11	The Registrant’s Executive Severance Plan dated August 31, 1995. (Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 1995.)**

10.12	Amendment No. 1 to the Registrant’s Executive Severance Plan dated July 31, 1997. (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 1997.)**

10.13	Development and Purchase Agreement dated February 21, 1997, among Registrant and Harris Corporation. (Exhibit 10.20 to Registrant’s Form 10-K for the year ended December 31, 1997.)*

10.14	FastCall Purchase Agreement dated December 31, 1997, among Aurora Systems, Inc. and Spanlink Communications, Inc. (Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 1997.)*

10.15	Asset Purchase Agreement dated July 14, 1998 among the Registrant and Array Telecom Inc. and Array Systems Computing Inc. (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 28, 1998.)*

10.16	Second Amendment to Comdial’s 401(k) Plan dated November 29, 1998. (Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 1998.)**

10.17	Third Amendment to Comdial’s 401(k) Plan dated February 8, 1999.(Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1999)**

10.18	Credit Agreement dated October 22, 1998 among Registrant and NationsBank, N.A. (Exhibit 10.26 to Registrant’s Form 10-K for the year ended December 31, 1998.)*

10.19	Comdial’s Retirement Benefit Restoration Plan (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 1999)**

10.20	Strategic Alliance Agreement dated March 31, 2000 between the Registrant and ePHONE Telecom, Inc. (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended April 2, 2000)*

10.21	Patent License Agreement dated March 17, 2000 between the Registrant and Lucent Technologies GRL Corporation (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 2, 2000)*

10.22	Amendment No. 5 to the Registrant’s 1992 Stock Incentive Plan (Exhibit 99.1 to Registrant’s Form S-8 dated November 15, 2000)**

10.23	Amended and Restated Credit Agreement dated November 22, 2000 (Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2000.)*

10.24	Agreement of Sale and Purchase dated March 9, 2001 between the Registrant and Seminole Trail Properties, LLC (Exhibit 3.1 to Registrant’s Form 8-K filed March 26, 2001)*

10.25	Deed of Lease dated March 9, 2001 between Seminole Trail Properties, LLC and the Registrant (Exhibit 10.1 to Registrant’s Form 8-K filed March 26, 2001)*

10.26	Amended and Restated Credit Agreement dated April 10, 2001 (Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 2000.)*

10.27	First Amendment to Amended and Restated Credit Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001.)*

10.28	Certificate of Designation of Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock dated March 6, 2002 (Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2001.)*

10.29	Registration Rights Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.30	Preferred Stock Investment Agreement dated March 6, 2002 between the Registrant and Bank of America, N.A. (Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 2001)*

10.31	Form of Lock-Up Agreement by and between officers and directors and Comdial Corporation dated June 2002 (Exhibit 10.1 to Form 8-K dated June 21, 2002)*

10.32	Form of Irrevocable Limited Proxy granted by officers and directors to ComVest Venture Partners, L.P. dated June 20, 2002 (Exhibit 10.2 to Form 8-K dated June 21, 2002)*

10.33	Amendment to Employment Agreement by and between Nicholas Branica and Comdial Corporation dated June 21, 2002 (Exhibit 10.3 to Form 8-K dated June 21, 2002)**

10.34	Form of 2002 Employee and Non-Employee Director Stock Incentive Plan (Exhibit B to Schedule 14C dated December 6, 2002)**

10.35	Form of Employment Agreement by and between Comdial Corporation and Travis Lee Provow dated November 18, 2002 (Exhibit C to Schedule 14C dated December 6, 2002)**

10.36	Form of Employment Letter to Kenneth Clinebell from Comdial Corporation dated November 15, 2002 (Exhibit D to Schedule 14C dated December 6, 2002)**

10.37	Form of Employment Agreement by and between Comdial Corporation and Neil P. Lichtman dated December 24, 2003

10.38	Form of Amendment to Employment Agreement by and between Comdial Corporation and Neil P. Lichtman dated March 9, 2004

10.39	Form of Indemnification Agreement by and between Comdial Corporation and its Directors or Officers dated 2003

10.40	Amendment to Employment Agreement by and between Comdial Corporation and Nickolas Branica dated September 28, 2003

(21)	Subsidiaries of the Registrant (Exhibit 21.1 to Registrant’s Form 10-K for the year ended December 31, 2003)

(23)	Consents

23.1	Consent of Independent Certified Public Accountants

(24)	Power of Attorney (Exhibits 24.1 through 24.6 to Registrant’s Form 10-K for the year ended December 31, 2003)

(31)	Section 302 Certifications:

31.1	Certification of Neil P. Lichtman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications:

32.1	Certification of Neil P. Lichtman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth M. Clinebell, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference herein.
**	Management contract or compensatory plan incorporated by reference herein.

(b) Reports on Form 8-K:

On November 17, 2003, the Company filed a report on Form 8-K disclosing the issuance of a press release reporting its results for the third quarter ended September 30, 2003.

Items not listed if not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2004.

COMDIAL CORPORATION

By:	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Michael S. Falk	Chairman of the Board	March 30, 2004

/s/ Neil P. Lichtman Neil P. Lichtman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ Kenneth M. Clinebell Kenneth M. Clinebell	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

* Keith M. Rosenbloom	Director	March 30, 2004

* S. Sanford Schlitt	Director	March 30, 2004

* Edwin M. Cooperman	Director	March 30, 2004

* Travis Lee Provow	Director	March 30, 2004

* Alan Kessman	Director	March 30, 2004

* By:	/s/ Ralph R. Dyer
Ralph R. Dyer, as attorney in fact pursuant to the power of attorney contained in Exhibit 24 to Registrant’s Form 10-K for the year ended December 31, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COMDIAL CORPORATION

DECEMBER 31, 2003

In Thousands

COL. A	COL. B	COL. C	COL. D	COL. E		COL. F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expense	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended December 31, 2003:

Deducted from asset accounts:
Allowance for doubtful accounts	$700	$(129)		$(305	)*	$266
Allowance for sales returns and price protection	480	336		—		816
Allowance for inventory obsolescence	1,125	1,750		(527	)***	2,348
Deferred tax asset valuation allowance	41,910	—		(383	)****	41,527

Total	$44,215	$1,957		$(1,215)		$44,957

Year Ended December 31, 2002:

Deducted from asset accounts:
Allowance for doubtful accounts	$3,533	$636		$(3,469	)*	$700
Allowance for sales returns	223	257		—		480
Allowance for inventory obsolescence	4,022	937		(3,834	)***	1,125
Deferred tax asset valuation allowance	42,418	—		(508	)****	41,910

Total	$50,196	$1,830		$(7,811)		$44,215

Year Ended December 31, 2001:

Deducted from asset accounts:
Allowance for doubtful accounts	$2,834	$2,288		$(1,589	)*	$3,533
Allowance for sales returns	2,447	—		(2,224	)**	223
Allowance for inventory obsolescence	5,355	2,475		(3,808	)***	4,022
Deferred tax asset valuation allowance	34,141	8,277		—		42,418

Total	$44,777	$13,040		$(7,621)		$50,196

*	Write off uncollectible accounts
**	Return of inventory
***	Write off obsolete inventory
****	Reduction in deferred tax assets