Form 10-Q
period 2004-03-31
COMDIAL CORP
filed 2004-05-17
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-9023

COMDIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94 – 2443673
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes ☒    No ☐

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of May 3, 2004 was 9,076,049 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Statements of Operations - (Unaudited)

	Three Months Ended
In thousands, except per share amounts	March 31, 2004	March 31, 2003
Net sales	$9,009	$12,316
Cost of goods sold	5,901	7,920

Gross profit	3,108	4,396
Operating expenses
Selling, general & administrative	4,239	3,992
Engineering, research & development	743	945
Stock-based compensation expense	2	—
Restructuring	532	—

Total operating expenses	5,516	4,937

Operating loss	(2,408)	(541)
Other expense (income)
Interest expense, net (including $672 and $366 of amortization of debt discount in 2004 and 2003, respectively, and $160 and $159 of amortization of deferred financing costs in 2004 and 2003, respectively)	1,187	820
Gain on lease renegotiation	(458)	—
Miscellaneous income, net	—	(32)

Loss before income taxes	(3,137)	(1,329)
Income tax expense	—	—

Net loss	$(3,137)	$(1,329)

Earnings (loss) per share:
Basic	($0.35)	($0.16)
Diluted	($0.35)	($0.16)
Weighted average shares outstanding:
Basic	8,972	8,515
Diluted	8,972	8,515

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except per share amounts	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,139	$2,931
Restricted cash	1,000	1,000
Accounts receivable (less allowance for doubtful accounts: 2004 – $269; 2003 – $266)	3,856	3,765
Inventories	4,149	4,970
Prepaid expenses and other current assets	323	348

Total current assets	18,467	13,014

Property and equipment – net	2,467	2,783
Goodwill – net	3,375	3,375
Capitalized software development costs – net	4,813	4,621
Deferred financing costs	1,704	1,125
Other assets	2,687	2,758

Total assets	$33,513	$27,676

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,851	$4,944
Accrued payroll and related expenses	1,419	826
Accrued promotional allowances	1,934	1,511
Other accrued liabilities	1,334	1,289
Current maturities of long-term debt	530	389

Total current liabilities	9,068	8,959

Long-term debt	7,806	7,939
Long-term debt to related parties	5,666	5,770
Pension obligations	8,441	8,441
Other long-term liabilities	1,854	1,966

Total liabilities	32,835	33,075
Stockholders’ equity (deficit)
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2004 – 9,003; 2003 – 8,968)	676	676
Paid-in capital	143,049	133,835
Accumulated deficit	(134,606)	(131,469)
Accumulated other comprehensive loss - pension obligations	(8,441)	(8,441)

Total stockholders’ equity (deficit)	678	(5,399)

Total liabilities and stockholders’ equity (deficit)	$33,513	$27,676

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
In thousands	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	($3,137)	($1,329)
Adjustments to reconcile net loss to operating cash flows
Depreciation and amortization	1,024	1,111
Amortization of deferred financing costs	160	159
Accretion of discount on debt	672	366
Gain on lease renegotiation	(458)	—
Stock compensation expense	2	—
Restructuring	532	—
Inventory provision	13	449
Changes in working capital components:
Accounts receivable	(91)	3,093
Inventory	808	(661)
Prepaid expenses and other assets	(693)	1,476
Accounts payable	(1,278)	(2,613)
Other liabilities	623	(576)

Net cash (used in) provided by operating activities	(1,823)	1,475

Cash flows from investing activities:
Capital expenditures	(80)	(18)
Capitalized software additions	(770)	(306)

Net cash used in investing activities	(850)	(324)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants	6,575	—
Proceeds from issuance of bridge notes and warrants to related parties	2,425	—
Principal payments on notes payable	—	(69)
Principal payments on capital lease obligations	(119)	(119)

Net cash provided by (used in) financing activities	8,881	(188)

Net increase in cash and cash equivalents	6,208	963

Cash and cash equivalents at beginning of period	2,931	3,166

Cash and cash equivalents at end of period	$9,139	$4,129

Supplemental information - Cash paid during the period for:
Interest	$179	$172
Interest to related parties	116	128

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 - (Unaudited)

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

Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Reclassifications

The Company has reclassified certain amounts on the December 31, 2003 balance sheet to conform to the March 31, 2004 presentation. These reclassifications had no effect on operating or net income.

The reclassifications related to certain debt discount on the 2002 Private Placement Notes and the 2002 Private Placement Winfield Notes, which were reclassified from deferred financing costs to debt discount, an offset to debt as recorded.

Accounting For Stock-Based Compensation

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In the first quarter of 2004, the Company recorded stock compensation expense of approximately $215,000 in connection with modifications of stock option agreements for two former officers, of which $213,000 is reported as restructuring expense in the accompanying consolidated statement of operations (see Note H). Except for the expense related to the modifications, no stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148 (“SFAS 148”), Transition and Disclosure, an Amendment of SFAS 123, to stock-based employee compensation, expensed on a straight-line basis:

	Three Months Ended March 31,
In thousands except per share amounts	2004	2003
Net loss:
As reported	$(3,137)	$(1,329)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	215	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(299)	(81)
Pro forma	$(3,221)	$(1,410)
Basic (loss) earnings per share:
As reported	$(0.35)	$(0.16)
Pro forma	$(0.36)	$(0.17)
Diluted (loss) earnings per share:
As reported	$(0.35)	$(0.16)
Pro forma	$(0.36)	$(0.17)

Recognition of Net Periodic Benefit Cost

Prior to September 2000, Comdial provided a defined pension benefit to its employees. In September 2000, the Company froze this plan. The following table sets forth the net periodic benefit cost recognized during the three months ended March 31, 2004 and March 31, 2003:

In thousands	March 31, 2004	March 31, 2003
Interest cost	$414	$441
Expected return on plan assets	(476)	(419)
Recognized actuarial loss	126	118

Net periodic pension cost	$64	$140

NOTE B. INVENTORIES

Inventories, net of allowances, consist of the following:

In thousands	March 31, 2004	December 31, 2003
Finished goods	$3,812	$4,651
Materials and supplies	337	319

Total	$4,149	$4,970

Comdial records provisions for product obsolescence and excess stock, which reduce gross margin. Allowances for inventory obsolescence and excess stock amounted to $1.7 million and $2.3 million as of March 31, 2004 and December 31, 2003, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of March 31, 2004, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE C. DEBT

Long-term debt consists of the following:

In thousands	March 31, 2004	December 31, 2003
Capital Leases (1)	$530	$1,299
Bridge Notes, net of discount of $8,693 and $0, respectively (2)	307	—
Private Placement Notes, net of discount of $2,015 and $2,358, respectively (3)	11,302	10,959
Private Placement Winfield Notes, net of discount of $137 and $160, respectively (4)	1,863	1,840

Total Debt, net of discount of $10,845 and $2,518, respectively	14,002	14,098
Less current maturities on debt	530	389

Total long-term debt, net of discount of $10,845 and $2,518, respectively	$13,472	$13,709

(1)

The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment was $39,621, which then reduced to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes.

On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. For the first 11 months, the monthly payment is $40,000, with a final payment of $90,000, which includes $50,000 representing the purchase price of the equipment. Based on the new agreement, the Company recognized a gain of $0.5 million during the first quarter of 2004. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $530,000 as required by RFC. This amount will be recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

(2)	On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “2004 Bridge Financing”) and net proceeds of $8.2 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share at any time until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which requires interest- only payments quarterly at the annual rate of 8% (the “2004 Bridge Notes”). Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction, or $0.7 million.

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in 2002 for gross proceeds of $13.3 million (the “Placement Notes”) described in (3) below and the private placement the Company consummated with Winfield Capital Corp. in 2002 of $2.0 million (the “Winfield Notes”) described in (4) below and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender, including the credit facility the Company obtained in April 2004.

The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of September 27, 2006 or the occurrence of certain events.

The 2004 Bridge Warrants are exercisable by the holder at any time until February 17, 2007 at an exercise price of $3.38 per share, either by paying such amount in cash to the Company or on a cashless exchange basis. The Company can redeem the 2004 Bridge Warrants by paying the holder $0.01 per share upon five business days notice, if: (a) the closing price of the Common Stock is at least $6.76 for 20 consecutive trading days; (b) the Common Stock is trading on the Nasdaq Small Cap, Nasdaq National Market or another national securities exchange; (c) the average daily trading volume during such 20 day period equals or exceeds 50,000 shares; and (d) the shares issuable upon exercise of the 2004 Bridge Warrants are covered under an effective registration statement or are otherwise exempt from registration.

Because the 2004 Bridge Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The 2004 Bridge Warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. Because the original closing of the 2004 Bridge Notes are convertible at a price less than the market price on the closing date, they contain a beneficial conversion feature. Based on the stock price on the closing date, the beneficial conversion feature was calculated using the intrinsic method and equaled an amount in excess of the proceeds allocated to the 2004 Bridge Notes. Therefore, the entire remaining proceeds from the 2004 Bridge Notes were recorded as additional paid-in capital, reducing the net debt balance as recorded to zero at its issuance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the resulting debt discount of $9.0 million is being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $0.3 million of the Bridge Notes have been accreted.

As of March 31, 2004, Comvest, Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties, hold a total of $2.4 million face value of the 2004 Bridge Notes and 2004 Bridge Warrants to purchase 0.5 million shares of common stock.

(3)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. Because the Placement Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $2.0 million of the Private Placement Notes has been accreted.

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 per share for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The principal amount of the Placement Notes is payable on the maturity date. Interest-only at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described in (4) below) on substantially all of the Company’s assets. While the notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

As of March 31, 2004, Comvest and Shea Ventures, LLC, which are related parties, hold a total of $6.6 million face value of the Placement Notes and Placement Warrants to purchase 0.4 million shares of common stock.

(4)	On September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. Because the Winfield Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, has been recorded as discount on the Winfield Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $0.1 million of the Winfield Notes have been accreted.

The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The Winfield Notes mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended for up to one year at the Company’s option. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The principal amount of the Winfield Notes is payable on the maturity date. Interest at 12% is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

On April 29, 2004, the Company obtained a $2.5 million asset-backed credit facility from a financial institution, which allows for borrowing against certain of the Company’s accounts receivable. Loans against the line bear interest at a rate equal to the prime rate of the financial institution plus three (3) percentage points per annum and are secured by all of the Company’s assets. Additional terms include a $1,000 per month Collateral Monitoring Fee and an Unused Line Fee in an amount equal to 0.375% per annum of the average daily unused and undisbursed portion. A termination fee applies if the Company terminates the credit facility within twelve (12) months. All present and future debt of the Company is subordinate to the outstanding obligations related to this facility.

Interest expense, net was comprised of the following during the three months ended March 31, 2004 and 2003:

In thousands	2004	2003
Contractual interest	$361	$295
Amortization of debt discount	672	366
Amortization of deferred financing costs	160	159
Interest income	(6)	—

Total interest expense, net	$1,187	$820

NOTE D. PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We use a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for the three months ended March 31, 2004 and 2003:

In thousands	2004	2003
Warranty liability at beginning of year	$577	$800
Repair costs paid during current year	(59)	(165)
Reductions for changes in accruals for warranties issued in prior year	(236)	(331)
Additions for warranties issued during current year	195	189

Warranty liability at March 31	$477	$493

During the three months ended March 31, 2004 and 2003, the Company recorded a decrease in its warranty liability, which increased gross margin by $0.1 million and $0.3 million, respectively. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the sales volume. In addition, during the first quarter of 2003, the price charged by the third party contractor that performs much of the warranty repair work was reduced.

NOTE E. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 2,134,212 and 1,178,268 shares of common stock and warrants to purchase 2,676,620 and 1,115,451 shares of common stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three months ended March 31, 2004 and 2003:

	Three Months Ended
In thousands, except per share data	March 31, 2004	March 31, 2003
Basic:
Net loss	($3,137)	($1,329)

Weighted average number of shares used in calculation of basic earnings per share	8,972	8,515

Loss per share	($0.35)	($0.16)
Diluted:
Net loss	($3,137)	($1,329)

Weighted average number of shares used in calculation of basic earnings per share	8,972	8,515
Effect of dilutive stock options	—	—

Weighted average number of shares used in calculation of diluted earnings per share	8,972	8,515

Loss per share	($0.35)	($0.16)

During the three months ended March 31, 2004 and 2003, 9,555 and 0 stock options were exercised at a weighted average exercise price of $0.98 and $0, respectively. During the three months ended March 31, 2004 and 2003, 28,890 and 0 warrants were exercised at a weighted average exercise price of $0.15 and $0, respectively.

NOTE F. SEGMENT INFORMATION

During the first three months of 2004 and 2003, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the three months ended March 31, 2004 and 2003:

(In thousands)	2004	2003
Business Segment Net Sales
Switching	$7,388	$9,948
Messaging	1,333	2,092
CTI & Other	288	276

Net sales	$9,009	$12,316

(In thousands)	2004	2003
Business Segment Gross Profit
Switching	$2,298	$3,419
Messaging	527	802
CTI & Other	283	175

Gross profit	3,108	4,396
Operating expenses	5,516	4,937
Interest expense, net	1,187	820
Gain on lease renegotiation	(458)	—
Gain on sale of assets	—	(3)
Miscellaneous income, net	—	(29)

Loss before income taxes	($3,137)	($1,329)

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

NOTE H. RESTRUCTURING

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004. Pursuant to the Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated. These employees will receive severance based on length of service with the Company and/or employment agreements, as applicable. Until March 2004, Nickolas A. Branica served as the Company’s CEO. In March 2004, Mr. Branica’s employment relationship with the Company terminated. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment ended. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment separation. During the three months ended March 31, 2004, the Company made cash severance payments of $0.1 million. As of March 31, 2004, the Company has remaining obligations of $0.3 million related to severance and related benefits. These amounts are included in restructuring expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2004.

In addition to his severance as outlined above, all of Mr. Branica’s stock options were immediately vested at the time of his termination. In connection with the modification of Mr. Branica’s stock option agreement, the Company recorded stock compensation expense of approximately $0.2 million for the quarter ended March 31, 2004. This amount is also included in restructuring expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2004.

COMDIAL CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Comdial Corporation and its subsidiaries (the “Company” or “Comdial”). This review should be read in conjunction with the consolidated financial statements and accompanying notes continued herein. This analysis attempts to identify trends and material changes that occurred during the periods presented.

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

Overview

During the past four years, Comdial’s net sales levels have decreased from the previous year’s activity. Primary causes for the decrease include, but are not limited to:

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

The Key/hybrid voice switching market that Comdial has primarily operated in historically has declined in system line shipments since 2000. As reported by Phillips Infotech (InfoTrack for Enterprise Communications, Third Quarter 2003 Report), the IP-PBX market that much of Comdial’s primary product development efforts are focused on, however, is expected to increase in system line shipments 35%, 23%, 25%, and 22% for the years 2004 through 2007, respectively. In the future, it will be important for Comdial to increase its market share in the IP-PBX market.

In the first quarter of 2004, the Company hired a new president and CEO, Neil P. Lichtman, to lead the Company in its efforts to increase revenue from both current and new channels as well as business development and to bring additional products and services to our channel.

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

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy”, and the AICPA Statement of Position No. 97-2, as amended, on “Software Revenue Recognition.” We allow our distributors to return unsold product when they meet Company-established criteria as outlined in the Company’s trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products, which are recorded as inventories, are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

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

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we establish a valuation allowance. As of March 31,2004 and December 31, 2003, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

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

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis, and any impairment charge resulting from the initial application of SFAS No. 142 is classified as a cumulative change in accounting principle. Each October 1, impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the messaging business segment. The Company performed its annual impairment review in October 2003 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts, and allocation methodology. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

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

On December 31, 2003, the projected benefit obligations exceeded the market value of the plan assets (adjusted for accruals) by $8.4 million. The Company’s actuarial estimates have not been updated since December 31, 2003. If the Company’s investment return and other actuarial assumptions remain unchanged, no contributions are projected to be required through 2004.

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

Special Note Regarding Forward-Looking Statements

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-Q, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth on page 18.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended
	March 31, 2004	March 31, 2003
PERCENTAGES OF NET SALES:
Net sales	100%	100%
Cost of goods sold	66%	64%

Gross profit	34%	36%
Operating expenses
Selling, general & administrative	47%	32%
Engineering, research & Development	8%	8%
Restructuring	6%	0%

Total operating expenses	61%	40%
Operating loss	(27)%	(4)%
Other expense	(8)%	(7)%

Net loss	(35)%	(11)%

First Quarter 2004 vs. 2003

Comdial’s net sales for the first quarter of 2004 were $9.0 million compared to $12.3 million for the first quarter of 2003, primarily due to market contraction and turnover in the sales force.

Gross profit for the first quarter of 2004 was $3.1 million compared to $4.4 million for the first quarter of 2003. Gross profit, as a percentage of sales, was 34% for the first quarter of 2004 compared to 36% for the same period of 2003. This decrease is primarily due to a change in product mix, as the Company sold more lower margin products in the first quarter of 2004 compared with the same period of 2003.

Selling, general and administrative expenses (“SG&A”) increased for the first quarter of 2004 by 6% to $4.2 million, compared with $4.0 million in the first quarter of 2003. SG&A expenses, as a percentage of sales, increased to 47% for the first quarter of 2004 compared with 32% for the same period of 2003, primarily due to lower net sales in the first quarter of 2004 compared with the same period of 2003.

Engineering, research and development expenses for the first quarter of 2004 decreased by 21% to $0.7 million, compared with $0.9 million for the first quarter of 2003. This decrease is primarily due to an increase in capitalization of software development costs relating to development projects to be released during the second and third quarters of 2004. Engineering expenses, as a percentage of sales, remained the same at 8% for the first quarter of 2004 and for the first quarter of 2003.

Interest expense increased for the first quarter of 2004 by 45% to $1.2 million, compared with $0.8 million in the first quarter of 2003. This was primarily due to the $0.3 million of accretion on the discount on the bridge notes that closed during the first quarter of 2004 (see Note C to the financial statements).

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004 resulting in severance and related expenses of $0.5 million (see Note H to the financial statements).

In the first quarter of 2004, the Company and Relational Funding Corporation and its assignees reached agreement to reduce the total payments due under the capital leases which resulted in a gain of $0.5 million (see Note C to the financial statements).

The Company did not generate taxable income during the first quarter of 2004 or 2003 and, therefore, did not record any income tax expense for those periods. The Company has provided a full valuation allowance on its deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

The net loss for the first quarter of 2004 was $3.1 million compared with a net loss of $1.3 million for the first quarter of 2003, primarily as a result of lower than anticipated sales due to market contraction and turnover in the sales force.

Liquidity and Capital Resources:

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

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	March 31, 2004	December 31, 2003
	(In Thousands)
Cash and cash equivalents	$9,139	$2,931
Current maturities of debt	530	389
Working capital	9,399	4,055

The Company’s net sales and working capital can be impacted by the extent of product inventories carried by the Company’s wholesale distribution partners at a given point in time. Fluctuations of these inventory levels can have a dramatic impact on the Company’s cash position.

In March 2004, the Company closed a bridge financing transaction resulting in gross proceeds to the Company of $9.0 million (net proceeds of $8.2 million) and in April 2004, the Company obtained a $2.5 million asset-backed credit facility. The accompanying financial statements have been prepared on the going concern basis. Management believes that its cash flow from operations, combined with cash and working capital on hand, will be sufficient to allow the Company to meet its operating expenses, debt service and capital expenditure requirements for at least the next year.

As of March 31, 2004, the Company’s cash and cash equivalents were higher than December 31, 2003 by $6.2 million primarily due to the cash received from the bridge financing. Working capital increased by $5.5 million primarily due to the bridge financing, offset by vendor payments.

The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 30, 2004, the Company and RFC reached agreement to reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $0.53 million as required by RFC. This amount will be recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

CONTRACTUAL OBLIGATIONS

During the first quarter of 2004, the Company had significant changes to its contractual obligations, as described in Note C to the financial statements. The following table sets forth the contractual obligations of the Company as of March 31, 2004:

In thousands	Payments due by period
Contractual obligations	Total	2004	2005 - 2006	2007 - 2008	2009 & thereafter
Long-Term Debt Obligations (1)	$28,807	$1,419	$27,388	$—	$—
Capital Lease Obligations (2)	530	360	170	—	—
Operating Lease Obligations (3)	5,836	680	1,918	2,062	1,176
Inventory Purchase Obligations (4)	8,472	7,615	600	257	—
Other Long-Term Liabilities (5)	631	34	497	100	—

Total	$44,276	$10,108	$30,573	$2,419	$1,176

(1)	On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “2004 Bridge Financing”) and net proceeds of $8.2 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share at any time until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which requires interest- only payments quarterly at the annual rate of 8% (the “2004 Bridge Notes”). Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction, or $0.7 million.

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in 2002 for gross proceeds of $13.3 million (the “Placement Notes”) and the private placement the Company consummated with Winfield Capital Corp. in 2002 of $2.0 million (the “Winfield Transaction”) and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender, including the credit facility the Company obtained in April 2004.

The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of September 27, 2006 or the occurrence of certain events.

The 2004 Bridge Warrants are exercisable by the holder at any time until February 17, 2007 at an exercise price of $3.38 per share, either by paying such amount in cash to the Company or on a cashless exchange basis. The Company can redeem the 2004 Bridge Warrants by paying the holder $0.01 per share upon five business days notice, if: (a) the closing price of the Common Stock is at least $6.76 for 20 consecutive trading days; (b) the Common Stock is trading on the Nasdaq Small Cap, Nasdaq National Market or another national securities exchange; (c) the average daily trading volume during such 20 day period equals or exceeds 50,000 shares; and (d) the shares issuable upon exercise of the 2004 Bridge Warrants are covered under an effective registration statement or are otherwise exempt from registration.

Because the 2004 Bridge Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The 2004 Bridge Warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. Because the original closing of the 2004 Bridge Notes are convertible at a price less than the market price on the closing date, they contain a beneficial conversion feature. Based on the stock price on the closing date, the beneficial conversion feature was calculated using the intrinsic method and equaled an amount in excess of the proceeds allocated to the 2004 Bridge Notes. Therefore, the entire remaining proceeds from the 2004 Bridge Notes were recorded as additional paid-in capital, reducing the net debt balance as recorded to zero at its issuance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the resulting debt discount of $9.0 million is being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $0.3 million of the Bridge Notes have been accreted.

On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. Because the Placement Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $2.0 million of the Private Placement Notes has been accreted.

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 per share for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The amendment to extend the maturity date and provide additional conversion rights does not apply to the 2002 Winfield Transaction. The principal amount of the Placement Notes is payable on the maturity date. Interest-only at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described below) on substantially all of the Company’s assets. While the Placement Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. The Winfield Notes are due on September 27, 2005 and provide for quarterly interest-only payments with the entire principal due upon maturity. Because the Winfield Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as discount on the Winfield Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $0.1 million of the Winfield Notes has been accreted.

The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults. The Winfield Notes mature on the earlier of September 27, 2005 or the occurrence of certain events. The maturity date may be extended for up to one year at the Company’s option. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The principal amount of the Winfield Notes is payable on the maturity date. Interest at 12% is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

The contractual payment obligations for both principal and interest are included in the above schedule.

(2)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment was $39,621, which then reduced to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes.

On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. For the first 11 months, the monthly payment is $40,000, with a final payment of $90,000, which includes $50,000 representing the purchase price of the equipment. Based on the new agreement, the Company recognized a gain of $0.5 million during the first quarter of 2004. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $530,000 as required by RFC. This amount will be recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

(3)	Comdial has various operating lease obligations relating to office and warehouse space. The lease for the Company’s corporate headquarters includes escalation clauses. The escalating payment requirements are included in the above schedule.

(4)	In February 2002, the Company entered into an agreement with a supplier to return and repurchase over time certain electronic products which the company had previously received under non-cancelable/non-returnable purchase orders. The Company had executed a promissory note in the amount of $2.1 million in favor of the supplier when the products were initially purchased. Concurrent with the execution of the purchase agreement, the note was cancelled and the Company recognized a $2.1 million gain. Under the terms of the agreement, the Company is required to purchase a total of $2.1 million in products by January 15, 2007 in minimum increments of $0.03 million per month. As of March 31, 2004, the Company had repurchased $0.9 million of the specified products from the supplier.

The Company outsources substantially all of its manufacturing requirements. As of March 31, 2004, the Company had outstanding purchase obligations of approximately $6.9 million with its outsourcing contractors that could not be canceled without significant penalties. In addition, the Company’s outsourcing contractors acquire fabricated parts from various suppliers. As of March 31, 2004, the Company had non-cancelable, non-returnable commitments to purchase up to $0.5 million of these fabricated parts from its outsourcing contractors.

(5)	On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, Comdial agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under Comdial’s Retirement Benefit Restoration Plan (the “Plan”). In 2001, Comdial made the initial payment of $0.6 million under the Plan. However, on June 30, 2001, Comdial notified Mr. Mustain that it would not make payment of the second $0.6 million installment due under the Plan because of its financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, Comdial reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, Comdial agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. As of March 31, 2004, $0.25 million is payable to Mr. Mustain.

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

RELATED PARTY TRANSACTIONS

On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “2004 Bridge Financing”). Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which includes interest payable quarterly at the annual rate of 8%. Commonwealth Associates, L.P. served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction.

Of the gross proceeds from the 2004 Bridge Financing, $2.4 million were received from Comvest, Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties. In addition, the Company issued 2004 Bridge Warrants to purchase 0.5 million shares of common stock to those same related parties. All 2004 Bridge Warrants were outstanding as of March 31, 2004.

OTHER FINANCIAL INFORMATION

During the three months ended March 31, 2004 and 2003, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

In addition, our outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In 2002, we experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product caused a significant shortfall in product inventory, and led to our inability to meet product orders, negatively impacting sales and revenues. In addition, the Company was adversely affected by the port strike in early 2003 that resulted in the temporary closure of certain ports on the West Coast of the United States. While these problems have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

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

On February 17, 2004, the Company consummated the 2004 Bridge Financing, which was completed on March 12, 2004. The 2004 Bridge Financing involved the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million and net proceeds of $8.2 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share at any time until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which requires interest-only payments quarterly at the annual rate of 8% (the “2004 Bridge Notes”).

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in 2002 for gross proceeds of $13.3 million (the “Placement Notes”) and the private placement the Company consummated with Winfield Capital Corp. in 2002 of $2.0 million (the “Winfield Notes”) and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender, including the credit facility the Company obtained in April 2004.

The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of September 27, 2006 or the occurrence of certain events.

The 2004 Bridge Warrants are exercisable by the holder at any time until February 17, 2007 at an exercise price of $3.38 per share, either by paying such amount in cash to the Company or on a cashless exchange basis. The Company can redeem the 2004 Bridge Warrants by paying the holder $0.01 per share upon five business days notice, if: (a) the closing price of the Common Stock is at least $6.76 for 20 consecutive trading days; (b) the Common Stock is trading on the Nasdaq Small Cap, Nasdaq National Market or another national securities exchange; (c) the average daily trading volume during such 20 day period equals or exceeds 50,000 shares; and (d) the shares issuable upon exercise of the 2004 Bridge Warrants are covered under an effective registration statement or are otherwise exempt from registration.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Information is incorporated by reference from Comdial’s Schedule 14C Definitive Information Statement dated March 23, 2004.

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

On January 9, 2004, the Company filed a report on Form 8-K announcing the appointment of Neil Lichtman as president of the Company.

On March 11, 2004, the Company filed a report on Form 8-K announcing the appointment of Neil Lichtman as chief executive officer of the Company.

On March 18, 2004, the Company filed a report on Form 8-K announcing the launch of a new portfolio of integrated Voice over Internet Protocol (VoIP) applications, platforms, software and endpoints under its new CONVERSipTM brand.

On March 18, 2004, the Company filed a report on Form 8-K announcing the closing of a bridge financing transaction in the amount of $9.0 million.

Items not listed if not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comdial Corporation (Registrant)

By:	/s/ NEIL P. LICHTMAN

Neil P. Lichtman President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENNETH M. CLINEBELL

Kenneth M. Clinebell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2004