Form 10-Q/A
period 2004-03-31
COMDIAL CORP
filed 2004-10-14
CIK 230131

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

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Operations - (Unaudited)

	Three Months Ended
In thousands, except per share amounts	March 31, 2004	March 31, 2003
	Restated
Net sales	$9,009	$12,316
Cost of goods sold	5,901	7,920

Gross profit	3,108	4,396

Operating expenses
Selling, general & administrative	4,239	3,992
Engineering, research & development	743	945
Stock-based compensation expense	2	—
Restructuring	532	—

Total operating expenses	5,516	4,937

Operating loss	(2,408)	(541)

Other expense (income)
Interest expense, net (including $257 and $366 of amortization of debt discount in 2004 and 2003, respectively, and $94 and $159 of amortization of deferred financing costs in 2004 and 2003, respectively)	646	820
Gain on lease renegotiation	(642)	—
Miscellaneous income, net	—	(32)

Loss before income taxes	(2,412)	(1,329)
Income tax expense	—	—

Net loss	$(2,412)	$(1,329)

Earnings (loss) per share:
Basic	$(0.27)	$(0.16)
Diluted	$(0.27)	$(0.16)

Weighted average shares outstanding:
Basic	8,972	8,515
Diluted	8,972	8,515

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except per share amounts	March 31, 2004 (Unaudited)	December 31, 2003
	Restated
Assets
Current assets
Cash and cash equivalents	$9,139	$2,931
Restricted cash	1,000	1,000
Accounts receivable (less allowance for doubtful accounts: 2004 - $269; 2003 - $266)	3,856	3,765
Inventories	4,149	4,970
Prepaid expenses and other current assets	383	348

Total current assets	18,527	13,014

Property and equipment - net	2,625	2,783
Goodwill - net	3,375	3,375
Capitalized software development costs - net	4,813	4,621
Deferred financing costs	1,770	1,125
Other assets	2,687	2,758

Total assets	$33,797	$27,676

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,851	$4,944
Accrued payroll and related expenses	1,419	826
Accrued promotional allowances	1,934	1,511
Other accrued liabilities	1,334	1,289
Current maturities of long-term debt	2,167	389

Total current liabilities	10,705	8,959

Long-term debt	5,857	7,939
Long-term debt to related parties	5,537	5,770
Pension obligations	8,441	8,441
Other long-term liabilities	1,854	1,966

Total liabilities	32,394	33,075

Stockholders’ equity (deficit)
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2004 – 9,003; 2003 - 8,968)	676	676
Paid-in capital	143,049	133,835
Accumulated deficit	(133,881)	(131,469)
Accumulated other comprehensive loss - pension obligations	(8,441)	(8,441)

Total stockholders’ equity (deficit)	1,403	(5,399)

Total liabilities and stockholders’ equity (deficit)	$33,797	$27,676

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

	Three Months Ended
In thousands	March 31, 2004	March 31, 2003
	Restated
Cash flows from operating activities:
Net loss	$(2,412)	$(1,329)
Adjustments to reconcile net loss to operating cash flows
Depreciation and amortization	1,024	1,111
Amortization of deferred financing costs	94	159
Accretion of discount on debt	257	366
Gain on lease renegotiation	(642)	—
Stock compensation expense	2	—
Restructuring	532	—
Inventory provision	13	449
Changes in working capital components:
Accounts receivable	(91)	3,093
Inventory	808	(661)
Prepaid expenses and other assets	(753)	1,476
Accounts payable	(1,278)	(2,613)
Other liabilities	600	(576)

Net cash (used in) provided by operating activities	(1,846)	1,475

Cash flows from investing activities:
Capital expenditures	(80)	(18)
Capitalized software additions	(770)	(306)

Net cash used in investing activities	(850)	(324)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants	6,575	—
Proceeds from issuance of bridge notes and warrants to related parties	2,425	—
Principal payments on notes payable	—	(69)
Principal payments on capital lease obligations	(96)	(119)

Net cash provided by (used in) financing activities	8,904	(188)

Net increase in cash and cash equivalents	6,208	963

Cash and cash equivalents at beginning of period	2,931	3,166

Cash and cash equivalents at end of period	$9,139	$4,129

Supplemental information - Cash paid during the period for:
Interest	$179	$172
Interest to related parties	116	128

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

	Three Months Ended March 31,
In thousands except per share amounts	2004	2003
Net loss:
As reported	$(2,412)	$(1,329)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	215	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(299)	(81)

Pro forma	$(2,496)	$(1,410)

Basic (loss) earnings per share:
As reported	$(0.27)	$(0.16)
Pro forma	$(0.28)	$(0.17)
Diluted (loss) earnings per share:
As reported	$(0.27)	$(0.16)
Pro forma	$(0.28)	$(0.17)

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

As of March 31, 2004, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE C. DEBT

Long-term debt consists of the following:

In thousands	March 31, 2004	December 31, 2003
Capital Leases (1)	$505	$1,299
Bridge Notes, net of discount of $8,999 and $0, respectively (2)	1	—
Private Placement Notes, net of discount of $2,125 and $2,358, respectively (3)	11,192	10,959
Private Placement Winfield Notes, net of discount of $137 and $160, respectively (4)	1,863	1,840

Total Debt, net of discount of $11,262 and $2,518, respectively	13,561	14,098
Less current maturities on debt	2,167	389

Total long-term debt, net of discount of $11,262 and $2,518, respectively	$11,394	$13,709

(1)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined remaining balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment was $39,621, which then reduced to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes.

On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. For the first 11 months, the monthly payment is $40,000, with a final payment of $90,000, which includes $50,000 representing the purchase price of the equipment. Based on the new agreement, the Company recognized a gain on lease restructuring of $0.6 million during the first quarter of 2004. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $530,000 as required by RFC. This amount will be recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

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

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in 2002 for gross proceeds of $13.3 million (the “Placement Notes”) described in (3) below and the private placement the Company consummated with Winfield Capital Corp. in 2002 of $2.0 million (the “Winfield Notes”) described in (4) below, and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender, including the credit facility the Company obtained in April 2004.

The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of (i) the later of September 27, 2005 or the maturity of the 2002 Placement Notes, or (ii) upon the occurrence of certain events.

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

Because the 2004 Bridge Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The 2004 Bridge Warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. Because the 2004 Bridge Notes are convertible at a price less than the Company’s market price per share on the closing date, they contain a beneficial conversion feature for accounting purposes. Based on the stock price on the closing date, the beneficial conversion feature was calculated using the intrinsic method and equaled an amount in excess of the proceeds allocated to the 2004 Bridge Notes. Therefore, the entire remaining proceeds from the 2004 Bridge Notes were recorded as additional paid-in capital, reducing the net debt balance as recorded to zero at its issuance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the resulting debt discount of $9.0 million is being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of March 31, 2004, $0.0 million of the Bridge Notes have been accreted.

As of March 31, 2004, Comvest, Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties, hold a total of $2.4 million face value of the 2004 Bridge Notes and 2004 Bridge Warrants to purchase 0.5 million shares of common stock.

(3)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. Because the Placement Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $2.1 million of the Private Placement Notes has been accreted.

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

The entire principal amount of the Placement Notes is payable on the maturity date, September 27, 2006. The Placement Notes contain a provision under which the Company is required to prepay a portion of the notes equal to 50% of the amounts raised in excess of $5 million from any subsequent financing transaction. Any such repayment is subordinated in right of payment to the prior payment in full of the principal and interest of the Winfield Note and, therefore, the Placement Notes are shown as long-term debt at March 31, 2004. In the second quarter of 2004, the Company obtained a waiver of the prepayment provision under the Placement Notes solely with respect to the 2004 Bridge Financing. Interest-only at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described in (4) below) on substantially all of the Company’s assets. While the notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

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

$0.3 million using the Black Scholes method, have been recorded as discount on the Winfield Notes and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of March 31, 2004, $0.1 million of the Winfield Notes have been accreted.

The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults. Interest at 12% is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock. The maturity date may be extended for up to one additional year at the Company’s option. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The entire principal amount of the Winfield Notes is payable on the maturity date.

The Winfield Notes were originally scheduled to mature on the earlier of September 27, 2005 or the occurrence of certain events. During the second quarter of 2004, the Company negotiated an extension of the Winfield Notes’ maturity date to March 27, 2006 with the interest rate remaining at 12% and no other changes in the terms of the notes.

The Winfield Notes also contain a provision under which the Company is required to prepay a portion of the Note equal to 50% of the amount raised in excess of $5 million from any subsequent financing transaction. Accordingly, as of March 31, 2004, $1.7 million of the Winfield Notes’ outstanding principal balance was recorded as current maturities of long-term debt. During the second quarter of 2004, the Company obtained a waiver of the prepayment provision solely with respect to the 2004 Bridge Financing.

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

Interest expense, net was comprised of the following during the three months ended March 31, 2004 and 2003:

In thousands	2004	2003
Contractual interest	$301	$295
Amortization of debt discount	257	366
Amortization of deferred financing costs	94	159
Interest income	(6)	—

Total interest expense, net	$646	$820

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

The following table discloses the quarterly information for the three months ended March 31, 2004 and 2003:

	Three Months Ended
In thousands, except per share data	March 31, 2004	March 31, 2003
Basic:
Net loss	$(2,412)	$(1,329)

Weighted average number of shares used in calculation of basic earnings per share	8,972	8,515

Loss per share	$(0.27)	$(0.16)

Diluted:
Net loss	$(2,412)	$(1,329)

Weighted average number of shares used in calculation of basic earnings per share	8,972	8,515
Effect of dilutive stock options	—	—

Weighted average number of shares used in calculation of diluted earnings per share	8,972	8,515

Loss per share	$(0.27)	$(0.16)

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

The following tables show segment information for the three months ended March 31, 2004 and 2003:

(In thousands)	2004	2003
Business Segment Net Sales
Switching	$7,388	$9,948
Messaging	1,333	2,092
CTI & Other	288	276

Net sales	$9,009	$12,316

(In thousands)	2004	2003
Business Segment Gross Profit
Switching	$2,298	$3,419
Messaging	527	802
CTI & Other	283	175

Gross profit	3,108	4,396
Operating expenses	5,516	4,937
Interest expense, net	646	820
Gain on lease renegotiation	(642)	—
Gain on sale of assets	—	(3)
Miscellaneous income, net	—	(29)

Loss before income taxes	$(2,412)	$(1,329)

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

Note I. RESTATEMENT

During the preparation of its financial statements for the period ended June 30, 2004, the Company identified certain errors in its previously filed financial statements for the quarter ended March 31, 2004 related to the calculation of interest expense on its debt instruments and the calculation of the gain related to the restructuring of the leases with Relational Finance Company (see Note C above). These errors, which are summarized below, had no effect on the Company’s revenue, operating loss, cash flow or cash balances.

	Amounts as Originally Reported	Amounts as Restated
Operating loss	$(2,408)	$(2,408)
Interest expense	1,187	646
Gain on lease restructuring	458	642
Loss before income taxes	(3,137)	(2,412)
Provision for income taxes	—	—
Net loss	$(3,137)	$(2,412)
Loss per share - basic and diluted	$(0.35)	$(0.27)

Note J. Subsequent Events

On September 28, 2004, the Company announced that it had been notified by Nasdaq that the Company’s common stock would be delisted because the Company had not yet filed its 10-Q for the quarter ended June 30, 2004. The Company appealed Nasdaq’s determiniation which stayed the delisting proceedings and the Company’s stock continues to be listed on the OTCBB pending resolution of the appeal. If the appeal is unsuccessful, the Company’s common stock will be quoted on the National Quotation Bureau’s “pink sheets”.

On October 7, 2004, the Company announced that it had entered into a Business Loan and Security Agreement (the “Agreement”) with a voice and data solutions provider (the “Borrower”). Per the Agreement, Comdial loaned the Borrower $800,000, bearing interest at 8 percent; with a maturity date of September 30, 2005. The loan is secured by all of the assets of the Borrower and certain other collateral. As part of the Agreement, Comdial received warrants to purchase an equity interest equal to 3% of the outstanding common stock of the Borrower.

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

Comdial is a Delaware corporation based in Sarasota, Florida. Comdial’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “CMDZ.OB”. On September 28, 2004, the Company announced that it had been notified by Nasdaq that the Company’s common stock would be delisted because the Company had not yet filed its 10-Q for the quarter ended June 30, 2004. The Company appealed Nasdaq’s determiniation which stayed the delisting proceedings and the Company’s stock continues to be listed on the OTCBB pending resolution of the appeal. If the appeal is unsuccessful, the Company’s common stock will be quoted on the National Quotation Bureau’s “pink sheets”.

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

Special Note Regarding Forward-Looking Statements

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-Q/A, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth on page 18.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended
	March 31, 2004	March 31, 2003
PERCENTAGES OF NET SALES:
Net sales	100%	100%
Cost of goods sold	66%	64%

Gross profit	34%	36%

Operating expenses

Selling, general & administrative	47%	32%
Engineering, research & Development	8%	8%
Restructuring	6%	0%

Total operating expenses	61%	40%

Operating loss	(27)%	(4)%
Other expense	(0)%	(7)%

Net loss	(27)%	(11)%

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

Interest expense decreased for the first quarter of 2004 by 21% to $0.6 million, compared with $0.8 million in the first quarter of 2003 due to the timing of interest recognition of high effective rate debt, when using the effective interest method.

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004 resulting in severance and related expenses of $0.5 million (see Note H to the financial statements).

In the first quarter of 2004, the Company and Relational Funding Corporation and its assignees reached agreement to further reduce the total payments due under the capital leases which resulted in a gain of $0.6 million (see Note C to the financial statements).

The Company did not generate taxable income during the first quarter of 2004 or 2003 and, therefore, did not record any income tax expense for those periods. The Company has provided a full valuation allowance on its deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

The net loss for the first quarter of 2004 was $2.4 million compared with a net loss of $1.3 million for the first quarter of 2003, primarily as a result of lower than anticipated sales due to market contraction and turnover in the sales force.

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

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	March 31, 2004	December 31, 2003
	(In Thousands)
Cash and cash equivalents	$9,139	$2,931
Current maturities of debt	2,167	389
Working capital	7,822	4,055

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

As of March 31, 2004, the Company’s cash and cash equivalents were higher than December 31, 2003 by $6.2 million primarily due to the cash received from the bridge financing. Working capital increased by $3.8 million primarily due to the bridge financing, offset by vendor payments.

The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 30, 2004, the Company and RFC reached agreement to reduce the total remaining payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $0.53 million as required by RFC. This amount will be recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

CONTRACTUAL OBLIGATIONS

During the first quarter of 2004, the Company had significant changes to its contractual obligations, as described in Note C to the financial statements. The following table sets forth the contractual obligations of the Company as of March 31, 2004, including interest:

In thousands	Total Payments due by period
Contractual obligations	Total	2004	2005 - 2006	2007 - 2008	2009 & thereafter

Long-Term Debt Obligations (1)	$28,807	$1,419	$27,388	$—	$—

Capital Lease Obligations (2)	530	360	170	—	—

Operating Lease Obligations (3)	5,836	680	1,918	2,062	1,176

Inventory Purchase Obligations (4)	8,472	7,615	600	257	—

Other Long-Term Liabilities (5)	631	34	497	100	—

Total	$44,276	$10,108	$30,573	$2,419	$1,176

(1)	On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “2004 Bridge Financing”) and net proceeds of $8.2 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share at any time until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which requires interest- only payments quarterly at the annual rate of 8% (the “2004 Bridge Notes”). Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction, or $0.7 million.

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

The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of (i) the later of September 27, 2005 or the maturity of the 2002 Placement Notes, or (ii) upon the occurrence of certain events.

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

Because the 2004 Bridge Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The 2004 Bridge Warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. Because the 2004 Bridge Notes are convertible at a price less than the Company’s market price per share on the closing date, they contain a beneficial conversion feature for accounting purposes. Based on the stock price on the closing date, the beneficial conversion feature was calculated using the intrinsic method and equaled an amount in excess of the proceeds allocated to the 2004 Bridge Notes. Therefore, the entire remaining proceeds from the 2004 Bridge Notes were recorded as additional paid-in capital, reducing the net debt balance as recorded to zero at its issuance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the resulting debt discount of $9.0 million is being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of March 31, 2004, $0.0 million of the $9.0 million debt discount on the Bridge Notes has been accreted.

On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. Because the Placement Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $2.1 million of the debt discount on the Private Placement Notes has been accreted.

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the Placement Notes by one year to September 27, 2006, except to the extent of certain prepayment requirements which are triggered by subsequent financings raising over $5 million in net proceeds. If such a financing occurs, 50% of the excess over $5 million would have to be repaid under the Placement Notes, provided the Winfield Notes are fully repaid. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 per share for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. The amendment to extend the maturity date and provide additional conversion rights does not apply to the 2002 Winfield Transaction. The principal amount of the Placement Notes is payable on the maturity date. Interest-only at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described below) on substantially all of the Company’s assets. While the Placement Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. The Winfield Notes are due on September 27, 2005 and provide for quarterly interest-only payments with the entire principal due upon maturity. Because the Winfield Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, were recorded as discount on the Winfield Notes and are being accreted over the term of the debt, using the effective yield method, and this accretion is included in interest expense. As of March 31, 2004, $0.1 million of the Winfield Notes has been accreted. The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults. The Winfield Notes mature on the earlier of September 27, 2005 or the occurrence of certain events including any subsequent financing in which the Company raises at least $5 million of net proceeds which will trigger a prepayment requirement of the Winfield Notes equal to at least 50% of the excess over $5 million. The maturity date may be extended for up to one year at the Company’s option. If the Company exercises its right to extend the maturity date, the interest rate will be adjusted to 17% from the original maturity date until repayment. The principal amount of the Winfield Notes is payable on the maturity date. Interest at 12% is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

The contractual payment obligations for both principal and interest are included in the above schedule.

(2)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined remaining balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment was $39,621, which then reduced to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes.

On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. For the first 11 months, the monthly payment is $40,000, with a final payment of $90,000, which includes $50,000 representing the purchase price of the equipment. Based on the new agreement, the Company recognized a gain on lease restructuring of $0.6 million during the first quarter of 2004. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $530,000 as required by RFC. This amount will be recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

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

ITEM 4. CONTROLS AND PROCEDURE S

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Except as noted below, in accord with SEC requirements, our CEO and CFO each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

During the preparation of its financial statements for the period ended June 30, 2004, the Company identified certain errors in its previously filed financial statements for the quarter ended March 31, 2004. These errors had no effect on the Company’s revenue, operating loss, cash flow or cash balances. However, in response to these errors the CEO and CFO expect that they may need to make changes in disclosure controls and internal controls over financial reporting.

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

The 2004 Bridge Notes are convertible as follows: (a) The 2004 Bridge Notes will automatically convert into the same class of securities that the Company issues pursuant to any financing occurring on or before May 14, 2004 which raises at least $4 million in gross proceeds or results in the conversion of at least 50% of the Placement Notes pursuant to an amendment to those notes, as described below (hereafter, a “Subsequent Financing”); (b) If no Subsequent Financing occurs on or before May 14, 2004, the holders of the 2004 Bridge Notes will have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part; and (c) The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of (i) the later of September 27, 2005 or the maturity of the 2002 Placement Notes, or (ii) upon the occurrence of certain events.

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

Date: October 13, 2004