Form 10-Q
period 2004-06-30
COMDIAL CORP
filed 2004-10-14
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of August 1, 2004 was 9,080,708 shares, all of one class (Common Stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Operations - (Unaudited)

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$9,368	$12,974	$18,377	$25,290
Cost of goods sold	6,008	7,811	11,909	15,731

Gross profit	3,360	5,163	6,468	9,559

Operating expenses
Selling, general & administrative	4,013	4,136	8,252	8,128
Engineering, research & development	884	887	1,627	1,832
Stock-based compensation expense	9	—	11	—
Restructuring	—	—	532	—
Impairments of long-lived assets	—	365	—	365

Total operating expenses	4,906	5,388	10,422	10,325

Operating loss	(1,546)	(225)	(3,954)	(766)

Other expense (income)
Interest expense, net	585	819	1,231	1,639
Gain on lease renegotiation	—	—	(642)	—
(Gain) loss on sale of assets	—	—	—	(3)
Miscellaneous expense (income), net	7	18	7	(11)

Loss before income taxes	(2,138)	(1,062)	(4,550)	(2,391)
Income tax expense	—	—	—	—

Net loss	(2,138)	(1,062)	(4,550)	(2,391)

Earnings (loss) per share applicable to common stock:
Basic	$(0.24)	$(0.12)	$(0.50)	$(0.28)
Diluted	$(0.24)	$(0.12)	$(0.50)	$(0.28)

Weighted average shares outstanding:
Basic	9,063	8,617	9,018	8,567
Diluted	9,063	8,617	9,018	8,567

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

In thousands, except per share amounts	June 30, 2004 (Unaudited)	December 31, 2003

Assets
Current assets
Cash and cash equivalents	$8,208	$2,931
Restricted cash	1,530	1,000
Accounts receivable (less allowance for doubtful accounts: 2004 - $233; 2003 - $266)	3,914	3,765
Inventories	2,950	4,970
Prepaid expenses and other current assets	599	348

Total current assets	17,201	13,014

Property and equipment - net	2,492	2,783
Goodwill - net	3,375	3,375
Capitalized software development costs - net	4,709	4,621
Deferred financing costs - net	1,711	1,125
Other assets	2,582	2,758

Total assets	$32,070	$27,676

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,018	$4,944
Accrued payroll and related expenses	1,137	826
Accrued promotional allowances	1,406	1,511
Other accrued liabilities	1,171	1,289
Current maturities of long-term debt	1,610	389

Total current liabilities	9,342	8,959

Long-term debt	7,655	7,939
Long-term debt to related parties	5,591	5,770
Pension obligations	8,441	8,441
Other long-term liabilities	1,757	1,966

Total liabilities	32,786	33,075

Stockholders’ equity (deficit)
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2004 - 9,081; 2003 - 8,968)	677	676
Paid-in capital	143,067	133,835
Accumulated deficit	(136,019)	(131,469)
Accumulated other comprehensive loss - pension obligations	(8,441)	(8,441)

Total stockholders’ equity (deficit)	(716)	(5,399)

Total liabilities and stockholders’ equity (deficit)	$32,070	$27,676

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows - (Unaudited)

	Six Months Ended
In thousands	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	(4,550)	$(2,391)
Adjustments to reconcile net loss to operating cash flows
Depreciation and amortization	1,977	2,185
Impairments of long-lived assets	—	365
Amortization of deferred financing costs	179	336
Accretion of discount on debt	447	734
Bad debt (recoveries) expense	6	(65)
Restructuring	532	—
Stock compensation expense	11	—
Inventory provision	72	449
Gain on lease renegotiation	(642)	—
(Gain) loss on sale of assets	—	(3)
Changes in working capital components, net of effects from purchase of subsidiary:
Accounts receivable	(155)	401
Inventory	1,948	(14)
Prepaid expenses and other assets	(941)	1,455
Accounts payable	(1,111)	(3,202)
Other liabilities	(447)	60

Net cash (used in) provided by operating activities	(2,674)	310

Cash flows from investing activities:
Proceeds from sale of assets	—	3
Purchase of subsidiary, net of cash acquired	—	(15)
Capital expenditures	(240)	(48)
Capitalized software additions	(1,275)	(636)

Net cash used in investing activities	(1,515)	(696)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants	6,575	—
Proceeds from issuance of bridge notes and warrants to related parties	2,425	—
Proceeds from issuance of common stock	10	12
Net borrowings under line of credit agreement	1,215	—
Principal payments on notes payable	—	(129)
Principal payments on capital lease obligations	(229)	(238)
Increase in restricted cash	(530)	(1,000)

Net cash provided by (used in) financing activities	9,466	(1,355)

Net increase (decrease) in cash and cash equivalents	5,277	(1,741)

Cash and cash equivalents at beginning of period	2,931	3,166

Cash and cash equivalents at end of period	$8,208	$1,425

Supplemental information - Cash paid during the period for:
Interest	$356	$340
Interest to related parties	231	249

Supplemental Schedule of Non-Cash Investing Activities:
Common stock issued in connection with acquisition	$—	$500

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2004 - (Unaudited)

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

Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Reclassifications

The Company has reclassified certain amounts on the December 31, 2003 balance sheet to conform to the June 30, 2004 presentation. These reclassifications had no effect on operating or net income.

The reclassifications related to certain debt discount on the 2002 Private Placement Notes and the 2002 Private Placement Winfield Notes, which were reclassified from deferred financing costs to debt discount, an offset to debt as recorded.

Accounting For Stock-Based Compensation

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In the first quarter of 2004, the Company recorded stock compensation expense of approximately $215,000 in connection with modifications of stock option agreements for two former officers, of which $213,000 is reported as restructuring expense in the accompanying consolidated statement of operations (see Note I). Except for the expense related to the modifications, no stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148 (“SFAS 148”), Transition and Disclosure, an Amendment of SFAS 123, to stock-based employee compensation, expensed on a straight-line basis:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2004	2003	2004	2003
Net loss: As reported	$(2,138)	$(1,062)	$(4,550)	$(2,391)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	9	—	224	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(299)	(253)	(598)	(334)

Pro forma	$(2,428)	$(1,315)	$(4,924)	$(2,725)

Basic (loss) earnings per share:
As reported	$(0.24)	$(0.12)	$(0.50)	$(0.28)
Pro forma	$(0.27)	$(0.15)	$(0.55)	$(0.32)

Diluted (loss) earnings per share:
As reported	$(0.24)	$(0.12)	$(0.50)	$(0.28)
Pro forma	$(0.27)	$(0.15)	$(0.55)	$(0.32)

Recognition of Net Periodic Benefit Cost

Prior to September 2000, Comdial provided a defined pension benefit to its employees. In September 2000, the Company froze this plan. The following table sets forth the net periodic benefit cost recognized during the three and six months ended June 30, 2004 and June 30, 2003:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest cost	$414	$441	$828	$882
Expected return on plan assets	(476)	(419)	(952)	(838)
Recognized actuarial loss	126	118	252	236

Net periodic pension cost	$64	$140	$128	$280

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

NOTE C. INVENTORIES

Inventories, net of allowances, consist of the following:

In thousands	June 30, 2004	December 31, 2003

Finished goods	$2,666	$4,651
Materials and supplies	284	319

Total	$2,950	$4,970

Comdial records provisions for product obsolescence, which reduce gross margin. Allowances for inventory obsolescence amounted to $1.7 million and $2.3 million as of June 30, 2004 and December 31, 2003, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of June 30, 2004, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE D. DEBT

Long-term debt consists of the following:

In thousands	June 30, 2004	December 31, 2003
Capital Leases (1)	$395	$1,299
Bridge Notes, net of discount of $8,999 and $0, respectively (2)	1	—
Private Placement Notes, net of discount of $ 1,954 and $ 2,358, respectively (3)	11,364	11,166
Private Placement Winfield Notes, net of discount of $ 119 and $ 160, respectively (4)	1,881	1,633
Credit Facility(5)	1,215	—

Total Debt, net of discount of $ 11,072 and $2,518, respectively	14,856	14,098
Less current maturities on debt	1,610	389

Total long-term debt, net of discount of $ 11,072 and $2,518, respectively	$13,246	$13,709

(1)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined remaining balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment was $39,621, which then reduced to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes.

On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. For the first 11 months, the monthly payment is $40,000, with a final payment of $90,000, which includes $50,000 representing the purchase price of the equipment. Based on the new agreement, the Company recognized a gain on lease restructuring of $0.6 million during the first quarter of 2004. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $530,000 as required by RFC. This amount was recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

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

The holders of the 2004 Bridge Notes have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part. The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the SEC or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of (i) the later of September 27, 2005 or the maturity of the 2002 Placement notes or (ii) the occurrence of certain events.

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

Because the 2004 Bridge Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The 2004 Bridge Warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. Because the 2004 Bridge Notes are convertible at a price less than the Company’s market price per share on the closing date, they contain a beneficial conversion feature for accounting purposes. Based on the stock price on the closing date, the beneficial conversion feature was calculated using the intrinsic method and equaled an amount in excess of the proceeds allocated to the 2004 Bridge Notes. Therefore, the entire remaining proceeds from the 2004 Bridge Notes were recorded as additional paid-in capital, reducing the net debt balance as recorded to zero at its issuance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the resulting debt discount of $9.0 million is being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of June 30, 2004, $0.0 million of the Bridge Notes has been accreted.

As of June 30, 2004, Comvest, Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties, hold a total of $2.4 million face value of the 2004 Bridge Notes and 2004 Bridge Warrants to purchase 0.5 million shares of common stock.

(3)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. Because the Placement Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Placement Warrants, which were valued at $4.0 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of June 30, 2004, $2.0 million of the Placement Notes has been accreted.

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006. This amendment resulted in no gain or loss being recognized at the time of the amendment. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 per share for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes.

The entire principal amount of the Placement Notes is payable on the maturity date. The Placement Notes contain a provision under which the Company is required to prepay a portion of the notes equal to 50% of the amounts raised in excess of $5 million from any subsequent financing transaction. Any such repayment is subordinated in right of payment to the prior payment in full of the principal and interest of the Winfield Note and therefore, the Placement Notes are shown as long-term debt at March 31, 2004. In the second quarter of 2004, the Company obtained a waiver of the prepayment provision under the Placement Notes solely with respect to the 2004 Bridge Financing. Interest-only at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described in (4) below) on substantially all of the Company’s assets. While the notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

As of June 30, 2004, Comvest and Shea Ventures, LLC, which are related parties, hold a total of $6.6 million face value of the Placement Notes and Placement Warrants to purchase 0.4 million shares of common stock.

(4)	On September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. Because the Winfield Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, have been recorded as discount on the Winfield Notes and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of June 30, 2004, $0.1 million of the Winfield Notes have been accreted.

The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults.

The Winfield Note contains a provision under which the Company is required to prepay a portion of the Note equal to 50% of the amount raised in excess of $5 million from any subsequent financing transaction. Accordingly, as of March 31, 2004, $1.7 million of the Winfield Note’s outstanding principal balance was recorded as current maturities of long-term debt. In the second quarter of 2004, the Company entered into an amendment to the Winfield Notes (the “Amendment”) that changed the maturity date to March 27, 2006 and changed the Company’s option to extend the maturity date of the notes to up to six months (versus up to one year under the original note agreement). This amendment resulted in no gain or loss being recognized at the time of the amendment. The amendment also included a waiver of the mandatory prepayment provision in the original note, solely with respect to the 2004 Bridge Financing.

The principal amount of the Winfield Notes is payable on the maturity date. Interest at 12% is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

(5)	On April 29, 2004, the Company executed a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank, which allows for borrowing against certain of the Company’s accounts receivable up to a maximum of $2.5 million. Loans against the line bear interest at a rate equal to the prime rate plus three (3) percentage points per annum and are secured by all of the Company’s assets. Additional terms include a $1,000 per month Collateral Monitoring Fee and an Unused Line Fee in an amount equal to 0.375% per annum of the average daily unused and undisbursed portion. A termination fee applies if the Company terminates the credit facility within twelve (12) months. All present and future debt of the Company is subordinate to the outstanding obligations related to this facility. The Agreement matures on October 29, 2005 and contains certain financial covenants related to net worth. As of June 30, 2004, the outstanding borrowings under the credit facility totaled $1.2 million.

Interest expense, net was comprised of the following during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Contractual interest	$325	$301	$624	$596
Amortization of debt discount	190	368	448	734
Amortization of deferred financing costs	85	162	180	321
Interest income	(15)	(12)	(21)	(12)

Total interest expense, net	$585	$819	$1,231	$1,639

NOTE E. PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We use a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for the six months ended June 30, 2004 and 2003:

In thousands	2004	2003
Warranty liability at beginning of year	$577	$800
Repair costs paid during current year	(121)	(252)

Reductions for changes in accruals for warranties issued in prior years	(353)	(403)

Additions for warranties issued during current year	288	394

Warranty liability at June 30	$391	$539

During the six months ended June 30, 2004 and 2003, the Company recorded a decrease in its warranty liability, which increased gross margin by $0.2 million and $0.3 million, respectively. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the sales volume. In addition, during the first quarter of 2003, the price charged by the third party contractor that performed much of the warranty repair work was reduced.

NOTE F. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 2,649,656 and 1,613,089 shares of common stock and warrants to purchase 2,776,620 and 1,013,849 shares of common stock for the three months ended June 30, 2004 and 2003, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive. Unexercised options to purchase 2,649,656 and 1,613,089 shares of common stock and warrants to purchase 2,603,284 and 1,013,849 shares of common stock for the six months ended June 30, 2004 and 2003, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
In thousands, except per share data	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic:
Net loss	$(2,138)	$(1,062)	$(4,550)	$(2,391)

Weighted average number of shares used in calculation of basic earnings per share	9,063	8,617	9,018	8,567

Loss per share	$(0.24)	$(0.12)	$(0.50)	$(0.28)

Diluted:
Net loss	(2,138)	$(1,062)	$(4,550)	$(2,391)

Weighted average number of shares used in calculation of basic earnings per share	9,063	8,617	9,018	8,567
Effect of dilutive stock options	—	—	—	—

Weighted average number of shares used in calculation of diluted earnings per share	9,063	8,617	9,018	8,567

Loss per share	$(0.24)	$(0.12)	$(0.50)	$(0.28)

During the three months ended June 30, 2004 and 2003, 8,889 and 0 stock options were exercised at a weighted average exercise price of $0.98 and $0, respectively. During the three months ended June 30, 2004 and 2003, 73,335 and 0 warrants were exercised at a weighted average exercise price of $0.15 and $0, respectively.

NOTE G. SEGMENT INFORMATION

During the first six months of 2004 and 2003, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The following tables show segment information for the six months ended June 30, 2004 and 2003:

(In thousands)	2004	2003
Business Segment Net Sales
Switching	$14,828	$19,888
Messaging	2,920	4,878
CTI & Other	629	524

Net sales	$18,377	$25,290

Business Segment Gross Profit Switching	$4,837	$7,216
Messaging	1,196	2,104
CTI & Other	435	239

Gross profit	6,468	9,559
Operating expenses	10,422	10,325
Interest expense, net	1,231	1,639

Gain on lease renegotiation	(642)	—
(Gain) loss on sale of assets	—	(3)
Miscellaneous income, net	7	(11)

(Loss) income before income taxes	(4,550)	$(2,391)

NOTE H. COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE I. RESTRUCTURING

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004. Pursuant to the Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated. These employees will receive severance based on length of service with the Company and/or employment agreements, as applicable. Until March 2004, Nickolas A. Branica served as the Company’s CEO. In March 2004, Mr. Branica’s employment relationship with the Company terminated. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment ended. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment separation. During the three months and six months ended March 31, 2004 and June 30, 2004, the Company made cash severance payments of $0.1 million and $0.2 million, respectively. As of June 30, 2004, the Company has remaining obligations of $0.2 million related to severance and related benefits. These amounts are included in restructuring expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2004.

In addition to his severance as outlined above, all of Mr. Branica’s stock options were immediately vested at the time of his termination. In connection with the modification of Mr. Branica’s stock option agreement, the Company recorded stock compensation expense of approximately $0.2 million for the quarter ended March 31, 2004. This amount is also included in restructuring expenses in the accompanying consolidated statement of operations for the three months ended June 30, 2004.

NOTE J. SUBSEQUENT EVENTS

On September 28, 2004, the Company announced that it had been notified by Nasdaq that the Company’s common stock would be delisted because the Company had not yet filed its 10-Q for the quarter ended June 30, 2004. The Company appealed Nasdaq’s determination which stayed the delisting proceedings and the Company’s stock continues to be listed on the OTCBB pending resolution of the appeal. If the appeal is unsuccessful, the Company’s common stock will be quoted on the National Quotation Bureau’s “pink sheets”.

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

Comdial is a Delaware corporation based in Sarasota, Florida. Comdial’s common stock is quoted on the Over the Counter Bulletin Board under the symbol “CMDZ.OB”. On September 28, 2004, the Company announced that it had been notified by Nasdaq that the Company’s common stock would be delisted because the Company had not yet filed its 10-Q for the quarter ended June 30, 2004. The Company appealed Nasdaq’s determination which stayed the delisting proceedings and the Company’s stock continues to be listed on the OTCBB pending resolution of the appeal. If the appeal is unsuccessful, the Company’s common stock will be quoted on the National Quotation Bureau’s “pink sheets”.

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

Overview

During the past four years, Comdial’s net sales levels have decreased from the previous year’s activity. Primary causes for the decrease include, but are not limited to:

•	Negative trends in the telecommunications equipment marketplace;

•	Pricing pressures in a very competitive market;

•	Significant reduction in sales prices of products due to technological evolution;

•	Contraction of market focus from the United States and several international countries, including South America and Canada, to a primary focus on the United States;

•	Negative effects of the Company’s restructuring program implemented due to the necessity to reduce headcount, including the outsourcing of substantially all of its manufacturing requirements; and,

•	Discontinuance or sale of several unprofitable product lines and programs, including Avalon and Array.

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

Recent Developments

On September 28, 2004, the Company announced that it had been notified by Nasdaq that the Company’s common stock would be delisted because the Company had not yet filed its 10-Q for the quarter ended June 30, 2004. The Company filed an appeal to Nasdaq’s determination, which stayed the delisting proceedings and thus the Company’s stock continues to be listed on the OTCBB pending resolution of the appeal. If the appeal is unsuccessful, the Company’s common stock will be quoted on the National Quotation Bureau’s “pink sheets”.

On October 7, 2004, the Company announced that it had entered into a Business Loan and Security Agreement (the “Agreement”) with a voice and data solutions provider (the “Borrower”). Per the Agreement, Comdial advanced the Borrower $800,000, bearing interest at 8 percent; with a maturity date of September 30, 2005. The loan is secured by all of the assets of the Borrower and certain other collateral. As part of the Agreement, Comdial received warrants to purchase an equity interest equal to 3% of the outstanding common stock of the Borrower.

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

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we establish a valuation allowance. As of June 30, 2004 and December 31, 2003, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Long-lived Assets, including Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. A considerable amount of judgment is required in calculating this impairment charge, principally in determining financial forecasts. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Each October 1, impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the messaging business segment. The Company performed its annual impairment review in October 2003 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts, and allocation methodology. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

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

Special Note Regarding Forward-Looking Statements

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-Q, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth on page 20.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
PERCENTAGES OF NET SALES:

Net sales	100%	100%	100%	100%
Cost of goods sold	64%	60%	65%	62%

Gross profit	36%	40%	35%	38%
Operating expenses
Selling, general & administrative	43%	32%	45%	32%
Engineering, research & Development	9%	7%	9%	7%
Restructuring	0%	0%	3%	0%

Impairments of long-lived assets	0%	3%	0%	2%

Total operating expenses	52%	42%	57%	41%
Operating loss	(16)%	(2)%	(22)%	(3)%
Other expense	(7)%	(6)%	(3)%	(6)%

Net loss	(23)%	(8)%	(25)%	(9)%

Second Quarter 2004 vs. 2003

Comdial’s net sales for the second quarter of 2004 were $9.4 million compared to $13.0 million in the second quarter of 2003, primarily due to market contraction and turnover in the sales force. As of June 30, 2004 Comdial’s backlog for future product deliveries was $2.2 million as compared with $1.5 million as of June 30, 2003.

Gross profit for the second quarter of 2004 was $3.4 million compared to $5.2 million in the second quarter of 2003. Gross profit, as a percentage of sales, was 36% for the second quarter of 2004 compared to 40% for the same period of 2003. This decrease is due in part to a change in product mix, as the Company sold more higher margin products in the second quarter of 2003 compared with the same period of 2004. In addition, during the second quarter of 2003, the Company recorded $0.2 million of license fee revenue from a third party that did not occur in the second quarter of 2004.

Selling, general and administrative expenses (“SG&A”) remained relatively the same for the second quarter of 2004, compared with the second quarter of 2003. SG&A expenses, as a percentage of sales, increased to 43% for the second quarter of 2004 compared with 32% for the same period of 2003, primarily due to lower net sales in the second quarter of 2004 compared with the same period of 2003.

Engineering, research and development expenses remained the same for the second quarter of 2004, compared with the second quarter of 2003, at $0.9 million. Engineering expenses, as a percentage of sales, increased to 9% for the second quarter of 2004 compared with 7% for the second quarter of 2003, due to lower net sales in the second quarter of 2004 compared with the same period of 2003. Comdial continues to emphasize new product development, primarily associated with the CONVERSipTM product line.

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

Interest expense decreased for the second quarter of 2004 by 29% to $0.6 million, compared with $0.8 million in the second quarter of 2003 due to the timing of interest recognition of high effective rate debt, when using the effective interest method.

The net loss for the second quarter of 2004 was $2.1 million compared with $1.1 million for the second quarter of 2003, as a result of lower than anticipated sales due to market contraction, turnover in the sales force and to the accretion of the discount on the bridge notes .

First Six months of 2004 vs 2003

Comdial’s net sales for the first six months of 2004 were $18.4 million compared to $25.3 million in the first six months of 2003 primarily due to market contraction and turnover in the sales force.

Gross profit for the first six months of 2004 was $6.5 million compared to $10.0 million in the first six months of 2003. Gross profit, as a percentage of sales, was 35% for the first six months of 2004 compared to 38% for the same period of 2003. This decrease is primarily a result of the $0.2 million of license fee revenue from a third party that was recorded in the second quarter of 2003 that did not occur in the second quarter of 2004.

Selling, general and administrative expenses (“SG&A”) increased for the first six months of 2004 by 2% to $8.3 million, compared with $8.1 million in the first six months of 2003. SG&A expenses, as a percentage of sales, increased to 45% for the first six months of 2004 compared with 32% for the same period of 2003. This increase is primarily a result of lower net sales in the first six months of 2004 compared with the same period of 2003.

Engineering, research and development expenses for the first six months of 2004 decreased by 11% to $1.6 million, compared with $1.8 million for the first six months of 2003. This decrease is primarily a result of increased capitalization of costs associated with new product development, primarily the CONVERSipTM product line. Engineering expenses, as a percentage of sales, increased to 9% for the first six months of 2004 compared with 7% for the first six months of 2003.

In connection with the Company’s continued focus on improving cash flow from operations the Company initiated a restructuring plan during the first quarter of 2004 resulting in severance and related expenses of $0.5 million (see Note I).

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

Interest expense decreased for the first six months of 2004 by 25% to $1.2 million, compared with $1.6 million in the first six months of 2003 due to the timing of interest recognition of high effective rate debt, when using the effective interest method.

The net loss for the first six months of 2004 was $ 4.6 million compared with $2.4 million for the first six months of 2003, as a result of lower than anticipated sales due to market contraction, turnover in the sales force and the accretion of the discount on the bridge notes.

Liquidity and Capital Resources:

Historically, the Company’s liquidity and capital resources have been highly dependent on cash funding from external sources of interest-bearing capital. Until the Company’s operations generate sufficient positive cash flow from operations to cover capital expenditures and debt service, the Company will be required either to convert interest-bearing debt securities to equity securities or to raise additional cash through additional debt or equity-based capital transactions. Improvements in cash flow from operations will be based, to a large extent, on moving the Company further into the IP-PBX market, on improving gross margins for the IP-PBX products and on minimizing the overhead costs associated with its operations. The expansion of the Company’s IP-PBX net sales activity will be based on the recently introduced CONVERSipTM product lines. Management believes that CONVERSipTM sales will increase sequentially quarter to quarter for the remainder of 2004.

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	June 30, 2004	December 31, 2003
	(In Thousands)
Cash and cash equivalents	$8,208	$2,931
Current maturities of debt	1,610	389
Working capital	7,859	4,055

The Company’s net sales and working capital can be impacted by the extent of product inventories carried by the Company’s wholesale distribution partners at a given point in time. Fluctuations of these inventory levels can have a dramatic impact on the Company’s cash position.

In March 2004, the Company closed a bridge financing transaction (“2004 Bridge”) resulting in gross proceeds to the Company of $9.0 million (net proceeds of $8.2 million) and in April 2004, the Company obtained a $2.5 million asset-backed credit facility. The accompanying financial statements have been prepared on the going concern basis. Management believes that its cash flow from operations, combined with cash and working capital on hand, will be sufficient to allow the Company to meet its operating expenses, debt service and capital expenditure requirements for at least the next year.

As of June 30, 2004, the Company’s cash and cash equivalents were higher than December 31, 2003 by $5.3 million primarily due to the cash received from the 2004 Bridge financing. Working capital increased by $3.8 million primarily due to the 2004 Bridge financing, offset by a $2.0 million decrease in on-hand inventory. During the second quarter of 2004, management successfully reduced on-hand inventory levels at the Company and its distribution partners.

The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. In April 2004, the Company purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $0.53 million as required by RFC. This amount is recorded as restricted cash in the Company’s balance sheet. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter.

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

Of the gross proceeds from the 2004 Bridge Financing, $2.4 million were received from Comvest,

Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties. In addition, the Company issued 2004 Bridge Warrants to purchase 0.5 million shares of common stock to those same related parties. All 2004 Bridge Warrants were outstanding as of June 30, 2004.

OTHER FINANCIAL INFORMATION

During the three and six months ended June 30, 2004 and 2003, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this prospectus, are forward-looking statements that are subject to risks and uncertainties. These forward- looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may”, “will”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Some of the risks and uncertainties include, but are not limited to:

•	any inability to stem continued operating losses and to generate positive cash flow;

•	any adverse impact of competitors’ products;

•	delays in development of highly complex products;

•	lower than anticipated product demand and lack of market acceptance;

•	adverse market fluctuations and contraction caused by general economic conditions;

•	any negative impact resulting from the outsourcing of manufacturing and the continued risks associated with outsourcing;

•	any inability to renegotiate on favorable terms or otherwise meet our obligations to suppliers and other creditors;

•	unfavorable outcomes in any pending or threatened litigation;

•	any inability to form or maintain key strategic alliances;

•	our inability to raise capital when needed;

•	any reductions in our liquidity and working capital;

•	any negative impact resulting from downsizing of our workforce;

•	unanticipated liabilities or expenses;

•	availability and pricing of parts and components;

•	any loss of key employees, including executives and key product development engineers

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES – open re addt’l comment due to Q1 restmt

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

During the preparation of its financial statements for the period ended June 30, 2004, the Company identified certain errors in its previously filed financial statements for the quarter ended March 31, 2004. These errors had no effect on the Company’s revenue, operating loss, cash flow or cash balances. However, in response to these errors, the CEO and CFO expect that they may need to make changes in disclosure controls and internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note H of the Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 2. Changes in Securities

None

ITEM 4: Submission of Matters to a Vote of Security Holders

Information is incorporated by reference from Comdial’s Schedule 14C Definitive Information Statement dated March 23, 2004 and Schedule 14A Definitive Proxy Statement dated April 26, 2004.

On May 26, 2004, Comdial held its annual meeting at its corporate headquarters in Sarasota, Florida. The following matters were voted upon:

(1) The following directors were elected to serve one-year terms: Neil P. Lichtman, Stanley M. Blau, Michael S. Falk, Alan Kessman, Travis Lee Provow, Robert L. Dorretti and Alfred A. Rapetti. Shares of common stock were voted as follows:

Neil P. Lichtman:	For - 6,056,033	Withheld - 6,524
Stanley M. Blau:	For - 6,056,031	Withheld - 6,526
Michael S. Falk:	For - 5,922,420	Withheld - 140,137
Alan Kessman:	For - 6,056,033	Withheld - 6,524
Travis Lee Provow:	For - 5,922,420	Withheld - 140,270
Robert L. Dorretti:	For - 6,056,031	Withheld - 6,526
Alfred A. Rapetti:	For - 6,056,031	Withheld - 6,526

(2) An amendment to the 2002 Employee and Non-Employee Director Stock Incentive Plan to increase the number of shares of common stock available for issuance under said plan to 2,750,000 from 2,000,000 was proposed. The amendment was approved by stockholders. Shares of common stock were voted as follows: For - 5,513,233, Against - 187,006, Abstain - 470.

(3) Ratification of the Company’s selection of Ernst & Young LLP as its independent certified public accountants for 2005 was proposed. Such ratification was approved by stockholders. Shares of common stock were voted as follows: For - 6,059,588, Against - 1,600, Abstain - 1,369.

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

On April 5, 2004, the Company filed a report on Form 8-K disclosing the issuance of a press release reporting its results for the fourth quarter ended December 31, 2003 and for the fiscal year ended December 31, 2003.

On May 20, 2004, the Company filed a report on Form 8-K disclosing the issuance of a press release reporting its results for the first quarter ended March 31, 2004.

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