Form 10-Q
period 2004-09-30
COMDIAL CORP
filed 2004-11-15
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2004 was 9,819,038 shares, all of one class (common stock), par value $0.01 per share.

COMDIAL CORPORATION AND SUBSIDIARIES

COMDIAL CORPORATION AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations - (Unaudited)

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	$11,913	$12,515	$30,289	$37,805
Cost of goods sold	7,122	7,693	19,030	23,423

Gross profit	4,791	4,822	11,259	14,382

Operating expenses
Selling, general & administrative	3,882	3,868	12,134	11,997
Engineering, research & development	952	867	2,579	2,699
Stock-based compensation expense	11	24	22	24
Restructuring	—	—	532	—
Impairments of long-lived assets	—	—	—	365

Total operating expenses	4,845	4,759	15,267	15,085

Operating (loss) income	(54)	63	(4,008)	(703)

Other expense (income)
Interest expense, net	657	816	1,888	2,455
Gain on lease renegotiation	—	—	(642)	—
Gain on sale of assets	(78)	—	(78)	(3)
Miscellaneous (income) expense, net	(1)	(1)	6	(12)

Loss before income taxes	(632)	(752)	(5,182)	(3,143)
Income tax expense	—	—	—	—

Net loss	$(632)	$(752)	$(5,182)	$(3,143)

Loss per share applicable to common stock:
Basic	$(0.07)	$(0.08)	$(0.57)	$(0.36)
Diluted	$(0.07)	$(0.08)	$(0.57)	$(0.36)

Weighted average shares outstanding:
Basic	9,433	8,917	9,160	8,686
Diluted	9,433	8,917	9,160	8,686

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

In thousands, except per share amounts	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$7,843	$2,931
Restricted cash	1,410	1,000
Accounts receivable (less allowance for doubtful accounts: 2004 – $250; 2003 – $266)	5,090	3,765
Inventories	3,757	4,970
Prepaid expenses and other current assets	330	348

Total current assets	18,430	13,014

Property and equipment - net	2,192	2,783
Goodwill - net	3,375	3,375
Capitalized software development costs – net	4,665	4,621
Deferred financing costs - net	1,604	1,125
Other assets	2,902	2,758

Total assets	$33,168	$27,676

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$4,111	$4,944
Accrued payroll and related expenses	920	826
Accrued promotional allowances	1,643	1,511
Other accrued liabilities	2,181	1,289
Current maturities of long-term debt	2,484	389

Total current liabilities	11,339	8,959

Long-term debt	7,745	7,939
Long-term debt to related parties	5,703	5,770
Pension obligations	8,441	8,441
Other long-term liabilities	1,276	1,966

Total liabilities	34,504	33,075

Stockholders’ deficit
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2004 - 9,814; 2003 - 8,968)	684	676
Paid-in capital	143,072	133,835
Accumulated deficit	(136,651)	(131,469)
Accumulated other comprehensive loss - pension obligations	(8,441)	(8,441)

Total stockholders’ deficit	(1,336)	(5,399)

Total liabilities and stockholders’ deficit	$33,168	$27,676

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows - (Unaudited)

	Nine Months Ended
In thousands	September 30, 2004	September 30, 2003
Cash flows (used in) provided by operating activities:
Net loss	$(5,182)	$(3,143)
Adjustments to reconcile net loss to operating cash flows
Depreciation and amortization	2,936	3,241
Impairments of long-lived assets	—	365
Amortization of deferred financing costs	265	422
Accretion of discount on debt	641	1,186
Bad debt expense (recoveries)	26	(95)
Restructuring	532	—
Stock compensation expense	22	24
Inventory provision	46	420
Gain on lease renegotiation	(642)	—
Gain on sale of assets	(78)	(3)
Changes in working capital components, net of effects from purchase of subsidiary:
Accounts receivable	(1,351)	1,933
Inventories	1,167	169
Prepaid expenses and other assets	(1,030)	1,427
Accounts payable	(68)	(3,435)
Other liabilities	(690)	249

Net cash (used in) provided by operating activities	(3,406)	2,760

Cash flows used in investing activities:
Proceeds from sale of assets	40	3
Purchase of subsidiary, net of cash acquired	—	(15)
Capital expenditures	(430)	(85)
Capitalized software additions	(1,761)	(1,278)

Net cash used in investing activities	(2,151)	(1,375)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of bridge notes and warrants	6,575	—
Proceeds from issuance of bridge notes and warrants to related parties	2,425	—
Proceeds from issuance of common stock	10	27
Net borrowings under line of credit agreement	2,224	—
Principal payments on notes payable	—	(169)
Additions to capital leases	10	—
Principal payments on capital lease obligations	(365)	(358)
Increase in restricted cash	(410)	(1,000)

Net cash provided by (used in) financing activities	10,469	(1,500)

Net increase (decrease) in cash and cash equivalents	4,912	(115)

Cash and cash equivalents at beginning of period	2,931	3,166

Cash and cash equivalents at end of period	$7,843	$3,051

Supplemental information - Cash paid during the period for:
Interest	$696	$510
Interest to related parties	496	371

Supplemental Schedule of Non-Cash Investing Activities:
Common stock issued in connection with acquisition	$—	$500

The accompanying notes are an integral part of these financial statements.

COMDIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2004 - (Unaudited)

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Comdial Corporation and subsidiaries (“the Company” or “Comdial”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Reclassifications

The Company has reclassified certain amounts on the December 31, 2003 balance sheet to conform to the September 30, 2004 presentation. These reclassifications had no effect on operating or net income.

The reclassifications related to certain debt discount on the 2002 Private Placement Notes and the 2002 Private Placement Winfield Notes, which were reclassified from deferred financing costs to debt discount, an offset to debt as recorded.

Accounting For Stock-Based Compensation

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the first quarter of 2004, the Company recorded stock compensation expense of approximately $215,000 in connection with modifications of stock option agreements for two former officers, of which $213,000 is reported as restructuring expense in the accompanying condensed consolidated statement of operations (see Note I). The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148 (“SFAS 148”), Transition and Disclosure, an Amendment of SFAS 123, to stock-based employee compensation, expensed on a straight-line basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands except per share amounts	2004	2003	2004	2003
Net loss: As reported	$(632)	$(752)	$(5,182)	$(3,143)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	11	—	22	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(857)	3	(1,455)	(665)

Pro forma	$(1,478)	$(749)	$(6,615)	$(3,808)

Basic loss per share:
As reported	$(0.07)	$(0.08)	$(0.57)	$(0.36)
Pro forma	$(0.16)	$(0.08)	$(0.72)	$(0.44)

Diluted loss per share:
As reported	$(0.07)	$(0.08)	$(0.57)	$(0.36)
Pro forma	$(0.16)	$(0.08)	$(0.72)	$(0.44)

Recognition of Net Periodic Benefit Cost

Prior to September 2000, Comdial provided a defined pension benefit to its employees. In September 2000, the Company froze this plan. The following table sets forth the net periodic benefit cost recognized during the three and nine months ended September 30, 2004 and September 30, 2003:

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Interest cost	$414	$441	$1,242	$1,323
Expected return on plan assets	(476)	(419)	(1,428)	(1,257)
Recognized actuarial loss	126	118	378	354

Net periodic pension cost	$64	$140	$192	$420

NOTE B. SOUNDPIPE ACQUISITION

On June 6, 2003, Comdial Acquisition Corp. (“CAC”), a Delaware corporation and a wholly-owned subsidiary of Comdial, completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (“VoIP”) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings.

The acquisition involved the issuance of a total of 250,000 unregistered shares of the common stock of Comdial, par value $0.01 (the “Stock”), the payment of $15,000 in cash to East Peak Advisors LLC, advisors to Soundpipe, the payment of $20,000 in legal fees incurred by Soundpipe in the transaction, and the assumption of certain specified operating liabilities.

CAC also extended offers of employment to eight then current or former employees of Soundpipe, and issued a total of 500,000 options to acquire the common stock of Comdial. Included in the foregoing, CAC has entered into one-year employment agreements with the three principal founders of Soundpipe and issued a total of 330,000 of the aforementioned stock options pursuant to those employment agreements. In addition to the acquisition of the assets of Soundpipe, CAC also assumed certain executory contracts of Soundpipe, including certain software licenses and Soundpipe’s office lease.

Comdial accounted for the acquisition in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“Statement 141”). The acquisition was measured on the basis of the fair values exchanged. The Company acquired current assets with an estimated fair value of $12,900 and property and equipment with an estimated fair value of $61,000. Comdial assumed certain operating liabilities with an estimated fair value of $120,000 and issued 250,000 shares of common stock, which were valued at the closing stock price on June 6, 2003 of $2.00 per share, for a fair value of $500,000. To determine the fair value of the acquired technology, Comdial measured the projected discounted net cash flows for the next two years and estimated that the fair market value of the technology significantly exceeded the cost of the acquisition. In accordance with Statement 141, since the total fair value of assets acquired and liabilities assumed exceeded the total cost of the acquisition (the “excess”), the excess was reduced from the fair value assigned to the purchased technology. Consequently, the amount assigned to the acquired technology was $546,000 and is reported in capitalized software development costs in the accompanying condensed consolidated balance sheets.

Prior to the Soundpipe acquisition, Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off in June 2003 and are recorded as impairments of long-lived assets in the condensed consolidated income statement.

NOTE C. INVENTORIES

Inventories, net of allowances, consist of the following:

In thousands	September 30, 2004	December 31, 2003
Finished goods	$3,548	$4,651
Materials and supplies	209	319

Total	$3,757	$4,970

Comdial records provisions for product obsolescence, which reduce gross margin. Allowances for inventory obsolescence amounted to $1.7 million and $2.3 million as of September 30, 2004 and December 31, 2003, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory.

As of September 30, 2004, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE D. DEBT

Long-term debt consists of the following:

In thousands	September 30, 2004	December 31, 2003
Capital leases (1)	$269	$1,299
Bridge Notes, net of discount of $8,999 and $0, respectively (2)	1	—
Private Placement Notes, net of discount of $1,773 and $2,358, respectively (3)	11,544	11,166
Private Placement Winfield Notes, net of discount of $105 and $160, respectively (4)	1,895	1,633
Credit facility (5)	2,223	—

Total debt, net of discount of $10,877 and $2,518, respectively	15,932	14,098
Less current maturities on debt	2,484	389

Total long-term debt, net of discount of $10,877 and $2,518, respectively	$13,448	$13,709

(1)	The Company has a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). This agreement covers certain leases related to an abandoned software implementation and hardware for internal use. On March 21, 2002, the Company and RFC reached agreement to reduce the total payments due under the operating and capital leases from a combined remaining balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment was $39,621, which then reduced to $25,282. As a result of this lease restructuring, leases, which were previously classified as operating became capital leases for accounting purposes.

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

(2)	On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “2004 Bridge Financing”) and net proceeds of $8.2 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share at any time until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which requires interest only payments quarterly at the annual rate of 8% (the “2004 Bridge Notes”). Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction, or $0.7 million.

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in 2002 for gross proceeds of $13.3 million described in (3) below and the private placement the Company consummated with Winfield Capital Corp. in 2002 of $2.0 million described in (4) below and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender, including the credit facility the Company obtained in April 2004 and described in (5) below.

The holders of the 2004 Bridge Notes have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part. The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the 2004 Bridge Notes would be converted are registered with the Securities and Exchange Commission (“SEC”) or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of (i) the later of September 27, 2005 or the maturity of the 2002 Placement Notes or (ii) the occurrence of certain events.

The 2004 Bridge Warrants are exercisable by the holder at any time until February 17, 2007 at an exercise price of $3.38 per share, either by paying such amount in cash to the Company or on a cashless exchange basis. The Company can redeem the 2004 Bridge Warrants by paying the holder $0.01 per share upon five business days notice, if: (a) the closing price of the common stock is at least $6.76 for 20 consecutive trading days; (b) the common stock is trading on the Nasdaq SmallCap, Nasdaq National Market or another national securities exchange; (c) the average daily trading volume during such 20 day period equals or exceeds 50,000 shares; and (d) the shares issuable upon exercise of the 2004 Bridge Warrants are covered under an effective registration statement or are otherwise exempt from registration.

Because the 2004 Bridge Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The 2004 Bridge Warrants, which were valued using the Black Scholes method, were recorded as additional paid-in capital. Because the 2004 Bridge Notes are convertible at a price less than the Company’s market price per share on the closing date, they contain a beneficial conversion feature for accounting purposes. Based on the stock price on the closing date the beneficial conversion feature was calculated using the intrinsic method and equaled an amount in excess of the proceeds allocated to the 2004 Bridge Notes. Therefore, the entire remaining proceeds from the 2004 Bridge Notes were recorded as additional paid-in capital, reducing the net debt balance as recorded to zero at its issuance. Based on the allocation of proceeds to the warrants and the beneficial conversion feature, the resulting debt discount of $9.0 million is being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of September 30, 2004, $0.0 million of the 2004 Bridge Notes has been accreted.

As of September 30, 2004, Comvest, Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties, hold a total of $2.4 million face value of the 2004 Bridge Notes and 2004 Bridge Warrants to purchase 0.5 million shares of common stock.

(3)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under a private placement (the “Private Placement”). This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of 7% subordinated secured convertible promissory notes (the “Placement Notes”) and warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share (the “Placement Warrants”) at any time through September 27, 2004. Because the Placement Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Placement Warrants, which were valued at $4.1 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of September 30, 2004, $2.3 million of the Placement Notes has been accreted.

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

The entire principal amount of the Placement Notes is payable on the maturity date. The Placement Notes contain a provision under which the Company is required to prepay a portion of the notes equal to 50% of the amounts raised in excess of $5 million from any subsequent financing transaction. Any such repayment is subordinated in right of payment to the prior payment in full of the principal and interest of the Winfield Notes (defined below) and therefore, the Placement Notes were shown as long-term debt at March 31, 2004. In the second quarter of 2004, the Company obtained a waiver of the prepayment provision under the Placement Notes solely with respect to the 2004 Bridge Financing. Interest-only at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described in (4) below) on substantially all of the Company’s assets. While the notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

As of September 30, 2004, Comvest and Shea Ventures, LLC, which are related parties, hold a total of $6.6 million face value of the Placement Notes.

(4)	On September 27, 2002, the Company consummated a private placement with Winfield Capital

Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted of 12% subordinated secured convertible promissory notes (the “Winfield Notes”) and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. Because the Winfield Notes were issued with detachable warrants, the proceeds were allocated to the debt securities and the warrants based on their relative fair values. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, have been recorded as discount on the Winfield Notes and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of September 30, 2004, $0.1 million of the Winfield Notes have been accreted.

The Winfield Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Notes is $4.95 per share. The conversion price of the Winfield Notes is subject to downward adjustment in the event of certain defaults.

The Winfield Note contains a provision under which the Company is required to prepay a portion of the Note equal to 50% of the amount raised in excess of $5 million from any subsequent financing transaction. Accordingly, as of March 31, 2004, $1.7 million of the Winfield Note’s outstanding principal balance was recorded as current maturities of long-term debt. In the second quarter of 2004, the Company entered into an amendment to the Winfield Notes (the “Amendment”) that changed the maturity date to March 27, 2006 and changed the Company’s option to extend the maturity date of the notes to up to six months (versus up to one year under the original note agreement). This amendment resulted in no gain or loss being recognized at the time of the amendment. The amendment also included a waiver of the mandatory prepayment provision in the original note, solely with respect to the 2004 Bridge Financing. Accordingly, the outstanding principal balance was recorded in full as long-term debt as of June 30, 2004.

The principal amount of the Winfield Notes is payable on the maturity date. Interest at 12% is payable quarterly in arrears. The Winfield Notes are senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

(5)	On April 29, 2004, the Company executed a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank, which allows for borrowing against certain of the Company’s accounts receivable up to a maximum of $2.5 million. Loans against the line bear interest at a rate equal to the prime rate plus three (3) percentage points per annum and are secured by all of the Company’s assets. Additional terms include a $1,000 per month Collateral Monitoring Fee and an Unused Line Fee in an amount equal to 0.375% per annum of the average daily unused and undisbursed portion. A termination fee applies if the Company terminates the credit facility within twelve (12) months. All present and future debt of the Company is subordinate to the outstanding obligations related to this facility. The Agreement matures on October 29, 2005 and contains certain financial covenants related to net worth. As of September 30, 2004, the outstanding borrowings under the credit facility totaled $2.2 million.

Interest expense, net was comprised of the following during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Contractual interest	$399	$272	$1,023	$877
Amortization of debt discount	193	452	641	1,186
Amortization of deferred financing costs	85	101	265	422
Interest income	(20)	(9)	(41)	(30)

Total interest expense, net	$657	$816	$1,888	$2,455

NOTE E. PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We use a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability for the nine months ended September 30, 2004 and 2003:

In thousands	2004	2003
Warranty liability at beginning of year	$577	$800
Repair costs paid during current year	(191)	(313)
Reductions for changes in accruals for warranties issued in prior years	(320)	(447)
Additions for warranties issued during current year	360	704

Warranty liability at September 30	$426	$744

During the nine months ended September 30, 2004 and 2003, the Company recorded a decrease in its warranty liability, which increased gross margin by $0.2 million and $0.1 million, respectively. The reduction to the warranty liability was due to several factors, including a reduction in product repair return rates and a reduction in the sales volume.

NOTE F. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common and potentially dilutive common shares outstanding during the period.

Unexercised options to purchase 2,714,072 and 1,573,951 shares of common stock and warrants to purchase 1,817,708 and 905,510 shares of common stock for the three and nine months ended September 30, 2004 and 2003, respectively, were not included in the computations of diluted loss per share because assumed exercise would be anti-dilutive.

The following table discloses the quarterly information for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
In thousands, except per share data	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Basic:
Net loss	$(632)	$(752)	$(5,182)	$(3,143)
Weighted average number of shares used in calculation of basic loss per share	9,433	8,917	9,160	8,686

Loss per share	$(0.07)	$(0.08)	$(0.57)	$(0.36)

Diluted:
Net loss	$(632)	$(752)	$(5,182)	$(3,143)
Weighted average number of shares used in calculation of basic loss per share	9,433	8,917	9,160	8,686
Effect of dilutive stock options	—	—	—	—

Weighted average number shares used in calculation of diluted loss per share	9,433	8,917	9,160	8,686

Loss per share	$(0.07)	$(0.08)	$(0.57)	$(0.36)

During the three months ended September 30, 2004 and 2003, 5,351 and 0 stock options were exercised at a weighted average exercise price of $0.98 and $0, respectively. During the three months ended September 30, 2004 and 2003, 728,233 and 0 warrants were exercised at a weighted average exercise price of $0.15 and $0, respectively.

NOTE G. SEGMENT INFORMATION

During the first nine months of 2004 and 2003, substantially all of the Company’s sales, net loss, and identifiable net assets were attributable to the telecommunications industry with virtually 100% of sales occurring in the United States.

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

The following table shows segment information for the nine months ended September 30, 2004 and 2003:

In thousands	2004	2003
Business Segment Sales
Switching	$24,280	$29,439
Messaging	5,131	7,547
CTI & Other	878	819

Net Sales	$30,289	$37,805
Business Segment Gross Profit
Switching	$8,608	$10,816
Messaging	2,082	3,227
CTI & Other	569	339

Gross Profit	11,259	14,382
Operating expenses	15,267	15,085
Interest expense, net	1,888	2,455
Gain on lease renegotiation	(642)	—
Gain on sale of assets	(78)	(3)
Miscellaneous expense (income), net	6	(12)

Loss before income taxes	$(5,182)	$(3,143)

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

In a suit filed against the Company in Sebastian County, Arkansas in June 2004, a customer alleges a breach of warranty claim and a violation of the Arkansas Deceptive Trade Practices Act in relation to a Comdial telecommunications system purchased by the customer. The total damages alleged are approximately $0.1 million. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

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

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claimed that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. In pre-trial proceedings, the court dismissed all claims except for the tortious interference claim. On March 18, 2004, following a jury trial on that claim, the court granted Comdial’s motion to dismiss and the case was ended without jury deliberations. In late March, Mr. Grover filed a motion for reconsideration, which was denied and Mr. Grover subsequently appealed this decision on July 30, 2004. It is unknown at this time whether Mr. Grover’s appeal will be granted. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

NOTE I. RESTRUCTURING

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Plan”) during the first quarter of 2004. Pursuant to the Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated. These employees will receive severance based on length of service with the Company and/or employment agreements, as applicable. Until March 2004, Nickolas A. Branica served as the Company’s CEO. In March 2004, Mr. Branica’s employment relationship with the Company terminated. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment ended. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment separation. During the three and nine months ended September 30, 2004, the Company made cash severance payments of $0.1 million and $0.2 million, respectively. As of September 30, 2004, the Company has remaining obligations of $0.1 million related to severance and related benefits. These amounts are included in restructuring expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

In addition to his severance as outlined above, all of Mr. Branica’s stock options were immediately vested at the time of his termination. In connection with the modification of Mr. Branica’s stock option agreement, the Company recorded stock compensation expense of approximately $0.2 million for the quarter ended March 31, 2004. This amount is also included in restructuring expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004.

NOTE J. SUBSEQUENT EVENTS

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

Comdial designs and markets sophisticated voice communications solutions for small to mid-sized offices. Comdial’s products consist of business telephone systems, unified and voice messaging, call processing, and computer telephony integration solutions. Comdial has shipped approximately 400,000 business phone systems and 4 million telephones.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy”, and the American Institute of Certified Public Accountants Statement of Position No. 97-2, as amended, on “Software Revenue Recognition.” We allow our distributors to return unsold product when they meet Company-established criteria as outlined in the Company’s trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products, which are recorded as inventories, are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

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

Warranty

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. In the third quarter of 2004, the Company began selling five-year extended warranties on certain of its products. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Inventory

We measure our inventories at lower of cost or market. For those items that we manufacture, cost is determined using standards that we believe approximate first-in, first-out (“FIFO”) method including material, labor and overhead. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand, or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, we establish a valuation allowance. As of September 30, 2004 and December 31, 2003, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Long-lived Assets, including Goodwill and Other Intangibles

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. A considerable amount of judgment is required in calculating this impairment charge, principally in determining financial forecasts. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Each October 1, impairment of goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the messaging business segment. The Company performed its annual impairment review in October 2003 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts, and allocation methodology. Unanticipated changes in market conditions could have a material impact on the Company’s projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

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

Special Note Regarding Forward-Looking Statements

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-Q, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth on page 19.

Results of Operations

The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in our statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
PERCENTAGES OF NET SALES:
Net sales	100%	100%	100%	100%
Cost of goods sold	60%	61%	63%	62%

Gross profit	40%	39%	37%	38%
Operating expenses
Selling, general & administrative	32%	31%	40%	32%
Engineering, research & development	8%	7%	8%	7%
Stock-based compensation expense	0%	0%	0%	0%
Restructuring	0%	0%	2%	0%
Impairments of long-lived assets	0%	0%	0%	1%

Total operating expenses	40%	38%	50%	40%

Operating (loss) income	(0)%	1%	(13)%	(2)%
Other expense, net	(5)%	(7)%	(4)%	(6)%

Net loss	(5)%	(6)%	(17)%	(8)%

Third Quarter 2004 vs. 2003

Comdial’s net sales for the third quarter of 2004 were $11.9 million compared to $12.5 million in the third quarter of 2003, primarily due to market contraction. As of September 30, 2004 Comdial’s backlog for future product deliveries was $1.1 million as compared with $1.3 million as of September 30, 2003. This decrease can be attributable to larger than normal sales orders shipped in the last part of the quarter ending September 30, 2004.

Gross profit for the third quarter of 2004 was $4.8 million compared to $4.8 million in the third quarter of 2003. Gross profit, as a percentage of sales, was 40% for the third quarter of 2004 compared to 39% for the same period of 2003. This small increase is due in part to a change in product mix, as the Company sold more higher margin products in the third quarter of 2004 compared with the same period of 2003.

Selling, general and administrative expenses (“SG&A”) remained relatively the same for the third quarter of 2004, compared with the third quarter of 2003. SG&A expenses, as a percentage of sales, increased to 32% for the third quarter of 2004 compared with 31% for the same period of 2003, primarily due to lower net sales in the third quarter of 2004 compared with the same period of 2003.

Engineering, research and development expenses remained relatively the same for the third quarter of 2004, compared with the third quarter of 2003, at $0.9 million. Engineering expenses, as a percentage of sales, increased to 8% for the third quarter of 2004 compared with 7% for the third quarter of 2003, due to lower net sales in the third quarter of 2004 compared with the same period of 2003. Comdial continues to emphasize new product development, primarily associated with the CONVERSipTM product line.

Interest expense, net decreased for the third quarter of 2004 by 19% to $0.7 million, compared with $0.8 million in the third quarter of 2003 due to the timing of interest recognition of high effective rate debt, when using the effective interest method.

The net loss for the third quarter of 2004 was $0.6 million compared with $0.8 million for the third quarter of 2003, primarily as a result of the decrease in interest expense.

First Nine months of 2004 vs 2003

Comdial’s net sales for the first nine months of 2004 were $30.3 million compared to $37.8 million in the first nine months of 2003 primarily due to market contraction and turnover in the sales force.

Gross profit for the first nine months of 2004 was $11.3 million compared to $14.4 million in the first nine months of 2003. Gross profit, as a percentage of sales, was 37% for the first nine months of 2004 compared to 38% for the same period of 2003. This decrease is due in part to a change in product mix, as the Company sold more lower margin products in the nine months ending September 30, 2004 compared with the same period of 2003.

Selling, general and administrative (“SG&A”) expenses increased for the first nine months of 2004 by 1% to $12.1 million, compared with $12.0 million in the first nine months of 2003. SG&A expenses, as a percentage of sales, increased to 40% for the first nine months of 2004 compared with 32% for the same period of 2003. This increase in SG&A expense as a percentage of net sales is primarily a result of lower net sales in the first nine months of 2004 compared with the same period of 2003.

Engineering, research and development expenses for the first nine months of 2004 decreased by 4% to $2.6 million, compared with $2.7 million for the first nine months of 2003. This decrease is primarily a result of increased capitalization of costs associated with new product development, primarily the CONVERSipTM product line. Engineering expenses, as a percentage of sales, increased to 8% for the first nine months of 2004 compared with 7% for the first nine months of 2003.

In connection with the Company’s continued focus on improving cash flow from operations the Company initiated a restructuring plan during the first quarter of 2004 resulting in severance and related expenses of $0.5 million (see Note I).

Prior to the Soundpipe acquisition (see Note B), Comdial had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $365,000 were written off in June 2003 and are recorded as impairments of long-lived assets in the condensed consolidated income statement.

Interest expense decreased for the first nine months of 2004 by 23% to $1.9 million, compared with $2.5 million in the first nine months of 2003 due to the timing of interest recognition of high effective rate debt, when using the effective interest method.

The net loss for the first nine months of 2004 was $5.2 million compared with $3.1 million for the first nine months of 2003, as a result of lower than anticipated sales due to market contraction offset by a decrease in interest expense.

Liquidity and Capital Resources:

Historically, the Company’s liquidity and capital resources have been highly dependent on cash funding from external sources of interest-bearing capital. Until the Company’s operations generate sufficient positive cash flow from operations to cover capital expenditures and debt service, the Company will be required either to convert interest-bearing debt securities to equity securities or to raise additional cash through additional debt or equity-based capital transactions. Management believes improvements in cash flow from operations will be based, to a large extent, on moving the Company further into the IP-PBX market, which is anticipated to grow in the next four years, on improving gross margins for the IP-PBX products and on minimizing the overhead costs associated with its operations. The expansion of the Company’s IP-PBX net sales activity will be based on the recently introduced CONVERSipTM product lines. Management believes that CONVERSipTM sales will increase sequentially quarter to quarter for the remainder of 2004.

The following table sets forth Comdial’s cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$7,483	$2,931
Current maturities of debt	$2,484	$389
Working capital	$7,091	$4,055

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

As of September 30, 2004, the Company’s cash and cash equivalents were higher than December 31, 2003 by $4.9 million primarily due to the cash received from the 2004 Bridge financing. Working capital increased by $3.0 million primarily due to the 2004 Bridge financing and an increase in accounts receivable of $1.3 million, partially offset by a $1.2 million decrease in on-hand inventory and a $2.1 million increase in current maturities of long term debt.

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

Of the gross proceeds from the 2004 Bridge Financing, $2.4 million were received from Comvest, Shea Ventures, LLC and Neil P. Lichtman, our CEO, all of which are related parties. In addition, the Company issued 2004 Bridge Warrants to purchase 0.5 million shares of common stock to those same related parties. All 2004 Bridge Warrants were outstanding as of September 30, 2004.

Other Financial Information

During the three and nine months ended September 30, 2004 and 2003, primarily all of Comdial’s sales, net income, and identifiable net assets were attributable to the telecommunications industry.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note H of the Condensed Consolidated Financial Statements contained in Part I, Item 1 above.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2004, 730,707 of the Placement Warrants (see Note D) were exercised for 728,233 shares of common stock of the Company at $0.15 per share. This issuance is intended to be exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 4(2) of the Securities Act of 1933.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

(a)	Exhibits included herein:

(31)	Section 302 Certifications:

31.1	Certification of Neil P. Lichtman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth M. Clinebell, Chief Operating Officer, Chief Financial Officer and Senior Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications:

32.1	Certification of Neil P. Lichtman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth M. Clinebell, Chief Operating Officer, Chief Financial Officer and Senior Vice President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Kenneth M. Clinebell
Chief Operating Officer,
Chief Financial Officer and
Senior Vice President
(Principal Financial Officer and
Principal Accounting Officer)

Date: November 12, 2004