Form 10-K
period 2004-12-31
COMDIAL CORP
filed 2005-04-18
CIK 230131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $6,852,047. The number of shares of common stock outstanding as of April 14, 2005, was 9,819,143.

PART I

ITEM 1. BUSINESS

GENERAL

Comdial Corporation (“Comdial” or the “Company”), incorporated in 1982, is a converged voice and data enterprise communications systems provider. We offer a comprehensive product line designed exclusively for small to midsize enterprises. Our products include enterprise/business communications systems, endpoints, and applications that enable customers to seamlessly migrate from traditional telephony to the latest Voice-over-Internet Protocol (“VoIP”) technology. This seamless migration is a hallmark of our value proposition and facilitates long-term customer loyalty from both our end user customers and solutions providers. Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “CMDZ.OB”.

We satisfy a broad set of enterprise communications requirements through a complete portfolio of VoIP, converged, and traditional telephony solutions. Our latest products, the CONVERSip™ media platforms, incorporate telephony, computer and Internet technologies into fully integrated communications solutions. With CONVERSip, we became one of the first companies to commercialize and deliver an enterprise communications solution for small to midsize offices incorporating Session Initiation Protocol (“SIP”). SIP is an Internet-based open standard that enables a multitude of devices to establish and control voice, video and text communication sessions. SIP facilitates the development of advanced applications, multiple client device options, and interoperability with existing Internet-based solutions, replacing traditional communications obstacles with simplified ownership, administration, and easily accessed functionality.

Over 800 authorized solutions providers throughout North America sell, service, and support our products. We distribute our products to our solutions providers through a select group of distributors and directly from our Sarasota, Florida fulfillment center.

Products

We are a niche player in the enterprise communications market, targeting small to midsize businesses, branch or regional offices of large organizations, national retailers, government agencies, and education campuses. Our solutions cost-effectively scale from 4 to over 400 seats in a single location and can network up to 14 locations. Our scalability and distributed environment support facilitates organizational needs regardless of geographic boundaries. Teleworker or mobile worker support enables employees to stay connected to their enterprise regardless of their location.

Over the years, we have shipped over 400,000 telephone systems. However, as technology shifts, we have focused on developing next generation communications solutions, which focus on data convergence or connecting telephony with computer and Internet technologies. Our systems provide a migration path from traditional telephony to advanced IP telephony making our installed base of traditional telephone systems ripe for VoIP adoption.

Due to the voice and data convergence phenomenon, VoIP networks and the Internet are becoming increasingly important. As part of this technology shift, IP telephony is an important element within our new and existing product portfolio. Our traditional, key hybrid products are able to migrate to our new CONVERSip™ brand of VoIP solutions to provide customers with a scalable solution that enables them to maintain existing infrastructure. This provides the customer with cost savings and the ability to migrate into emerging technology at a pace unique to their business requirements.

Communications Platforms

Our communications platforms consist of the CONVERSip MP1000 and MP5000 Media Platforms, the FX II Communications System, and the DX-80 Small Business Communications System.

CONVERSip MP1000 Media Platform

The CONVERSip MP1000 Media Platform, an all-in-one platform, provides a fully integrated solution for small offices or branch offices with 4 - 40 employees. Its design incorporates Local Area Network (“LAN”) telephony, an 8-port gateway, auto attendant, unified messaging, unified call distribution, browser-based administration and software upgradeability, into a single platform. All voice, data and multimedia traffic runs over standard Ethernet cabling, allowing businesses to leverage a single IP infrastructure and reduce network management and maintenance expenses.

The MP1000 eliminates bulky components and complicated installation procedures typically associated with other phone systems. With office space at a premium, the 1U form factor (2.5” high) enables the MP1000 to be installed in small spaces. There are no additional components to assemble or install. The installation process consists of plugging in the telephone lines, the LAN connection, and power. Once the endpoints are connected to the LAN and set to the address of the MP1000, they automatically register and receive an extension number. After setting call routing and voice mail options, an MP1000 system can usually be operational in less than an hour.

Once the MP1000 is operational, it begins saving its owner time and money with its innovative browser-based administration interface. Customers find that administering the MP1000 is easily done in-house eliminating the delays and costs associated with calling the telephone company. Local or remote system administrators can easily change their speed dials, auto-attendant greetings and call routing instructions in just a few minutes through their Internet browser.

CONVERSip MP5000 Media Platform

The CONVERSip MP5000 Media Platform is our mid-market enterprise solution. It features a flexible architecture that can support analog, digital, conventional IP, SIP, and converged configurations. The MP5000 provides application support for call centers, real-time collaborative communications, unified messaging, telecommuting, video calling, hot-desking, meet-me conferencing, IP networking and presence management.

The MP5000 is a versatile solution that supports any combination of endpoints allowing existing customers to leverage their legacy endpoints in concert with SIP endpoints on the same MP5000 system. In addition, the MP5000 facilitates IP telephony through the implementation of a full-featured IP communications solution for single or multi-site enterprises by leveraging existing LAN or Wide Area Network (“WAN”) infrastructure. With the MP5000, customers can swiftly implement telephony services across multiple locations to reduce capital expenditures and operating costs. The telecommuting option provides teleworkers or mobile workers full communications functionality in remote offices/locations along with the added security offered by virtual private networks.

The MP5000 supports our CONVERSip EP200 Multimedia Endpoint, EP300 SIP Endpoint, EP100 Digital and IP Endpoints as well as our traditional Impact SCS and Scout II Wireless Endpoints. The EP200 SIP endpoint provides presence management of other SIP endpoints as well as digital and analog endpoints, park orbits and meet-me conference bridges. Presence management allows users to visually see the availability of other users before attempting voice, video or text messaging sessions.

The MP5000 supports our call center applications as a complete solution for local or distributed call centers including call center management, automatic call distribution, call recording, reporting and unified messaging. Through call center statistics, customers can easily determine staffing requirements, identify peak calling times, review historical trends and obtain immediate snapshots of real-time activity.

With the unified messaging option, all messaging is streamlined into a single solution to increase productivity. Employees can securely access all their voice and email messages from any telephone or personal computer on the network. When accessing messages by phone, sophisticated text-to-speech software lets users hear email messages without the need for a personal computer.

The MP5000 supports real-time collaboration with its corporate instant messaging, video calling and advanced presence management capabilities. These tools can increase productivity and allow management to make decisions more efficiently.

The hot-desking feature allows users to become instantly productive by logging into the MP5000 from anywhere across an enterprise’s distributed network. Whether a user logs into a personal computer or phone in a remote office-or whether shift workers log into shared offices-they instantly gain secure access to important capabilities inherent within the system.

FX II Business Communication System

The FX II is a feature rich platform for midsize enterprises looking to start out with a traditional business communications system that supports VoIP migration. The FX II includes standard capabilities, such as paging, conferencing and DID support, but also includes a built-in, multi-port conference bridge. The FX II leverages the foundations of traditional, digital telephony solutions, while taking advantage of the latest in converged network technology. With a wide variety of connectivity options, including analog and digital PSTN, T1, and PRI, the FX II meets the evolving needs of growing enterprises.

The FX II can be deployed as a standalone system networked to other FX II systems via a secure LAN/WAN network. Small and midsize enterprises can cost-effectively extend their communications network to branch offices, teleworkers and road warriors. Seamlessly, users gain access to the functionalities previously reserved for their office, without having to purchase and maintain external systems.

The FX II offers a wide range of quality, powerful and easy-to-use endpoints to meet any need. It supports our CONVERSip EP100 Digital and IP Endpoints, Impact SCS Endpoints, and Scout Wireless Endpoints.

Customers can choose from several applications when deploying the FX II. These applications include Interchange Communications Suite, Corporate Office, Impact Attendant, Corporate Call, Impact Group, and Quick Q automated call distribution (“ACD”).

DX-80 Business Communication System

The DX-80 Business Communications System provides a complete telecommunications solution for small enterprises. In addition to offering a comprehensive feature set previously available only on high-end Private Branch Exchanges (“PBXs”), the DX-80 also supports an integrated voice mail option based on our industry recognized Corporate Office Voice Messaging software. This combination provides small enterprises with a “large company” communications solution at a very affordable price. The DX-80’s expandable architecture grows with the small business, allowing room for future expansion.

Endpoints

We offer a variety of endpoints designed for all business needs. Our new CONVERSip SIP endpoints such as the EP200 Multimedia Endpoint and EP300 SIP Endpoint are supported on CONVERSip platforms, while our traditional endpoints such as the EP100 Digital and IP Endpoints, Impact SCS, and Scout II Wireless Endpoints operate on either the FX II or MP5000.

The new CONVERSip EP200 Multimedia Endpoint transforms any Microsoft® Windows® XP personal computer to a fully functional business communication system with the added advantage of multimedia collaboration. Users conduct voice, video and corporate instant messaging sessions with other EP200 users, or they can make/receive calls to and from regular telephones. The EP200 uses SIP to provide office desktop communications to mobile or remote workers. Through the convenience of familiar Windows® point and click menus, users can easily dial contacts, initiate conference calls, park callers and pick up parked calls. Presence management allows users to know if and how other subscribers can be reached. Like the EP300, the EP200 works on the CONVERSip media platform and is interoperable with IP, digital and analog telephones.

The new CONVERSip EP300 SIP Endpoint is a desktop phone, delivering high quality voice communications using SIP. The EP300 is attached locally to the LAN or at remote sites securely through the enterprise’s virtual private network. The EP300 supports presence management and is available in 12 or 24 programmable button models.

The EP100 Digital Endpoint offers a wide selection of user-friendly features, including a large-screen interactive display, programmable soft keys, message waiting indicators, one-touch dialing, full-duplex speakerphone, and the convenience of hands-free operation in a contemporary design.

The EP100 IP Endpoint lets users connect to their FX II or MP5000 from remote locations. No additional equipment or costly extenders are needed to enjoy the full-functionality of this feature-rich IP phone.

The Impact SCS Telephones offer the same features as the EP100 Digital Endpoints, but in a traditional design.

The Scout II Wireless Business Telephones add office mobility to FX II or MP5000 platforms – ensuring no call goes unanswered even while users are away from their desk.

Applications

From messaging to computer-telephone integration (CTI) and call center applications, we offer a broad variety of communications applications.

Interchange Communications Suite – Unified Messaging and Workgroup Call Center

With Interchange Communications Suite, our customers can consolidate all their voice processing needs into a single, easy-to-use platform. Interchange Communications Suite was engineered to provide unified messaging, mobility and call handling in one, tightly integrated solution. Interchange’s modular design lets users choose the options that meet their unique communications requirements. The Unified Messaging option enables users to click their mouse to listen to, save or forward voicemails, and even listen to emails over the phone from remote locations. The Call Center option meets the needs of informal workgroup call centers requiring basic routing, reporting and administration. The Interactive Voice Response option captures and provides real-time information to callers by automating everyday phone inquiries.

Corporate Office - Voice Messaging Systems

We offer a number of voice messaging systems for businesses of all sizes. These products are scaleable and serve the needs of businesses from very small (2-ports) to midsize (64-ports). The products provide standard voice processing features such as auto attendant, voice store and forward, multiple greetings and individual voice mailboxes. Available features include fax tone detection, IVR (interactive voice response to user touch-tone commands), and visual call management (desktop tools to manage call traffic and customize an individual’s messaging environment).

CONVERSip Contact Center

The CONVERSip Contact Center is designed for call centers that need advanced communication features typically found on larger call center systems. The CONVERSip Contact Center, available with MP5000 systems, delivers skills-based routing, unified voice messaging, call recording and Computer Telephony Integration in a fully integrated, modular design that can be customized to meet the needs of busy call centers. Advanced features include: integration with customer relationship management systems for screen pops, automated call back of callers in the queue, call recording for improved quality control, skills-based routing and real-time monitoring of agent productivity.

QuickQ - Automatic Call Distribution

QuickQ is Comdial’s traditional ACD offering. Quick Q is a server based application intended to control call flow in the FX II and record call history for the purpose of producing ACD supervisor and management reports and real-time displays (on telephone LCDs and reader-boards) of call traffic. QuickQ helps to improve customer service by ensuring callers get connected to the best resource to serve their needs. Automated announcements welcome callers, while advance call routing and queuing techniques search the call center for the best available resource. Real-time monitoring and reporting tools help supervisors ensure that their call center is operating at peak performance.

Impact Attendant, Impact Group and Corporate Call - CTI Applications

Computer telephony integration (“CTI”) applications enable users with the click of a mouse to direct incoming calls, monitor availability, initiate conference calls, and speed dial. We offer a variety of CTI applications for specific business needs. Impact Attendant is designed for reception and operator console applications; Corporate Call adds call handling and messaging control to Microsoft® Outlook®; and Impact Group provides call control and status to workgroups across your business.

Strategy

Our strategy centers on providing our target customers with cost effective communication products. We have made significant engineering investments to deliver compelling products into the market such as our CONVERSip-branded products. In addition, we have developed a distribution model that will allow us to reach traditional telephony and data networking resellers.

New Product Development

We are integrating technological advancements rapidly into our product strategy so we can continue to be a leader within our market segment. Our customers are tasked with enhancing their current technology infrastructure to both increase efficiency and profitability. We offer products and solutions that are integral to the success of our customers.

New product development is integral to our positioning within the communications market. As a result, we continuously develop and enhance our product portfolio through the introduction of new products and enhancements to our existing product lines. In 2004, we launched our CONVERSip MP1000 and MP5000 Media Platforms, as well as our CONVERSip EP200 Multimedia and EP300 SIP-based Endpoints. The CONVERSip EP200 is a feature-rich soft phone, offering traditional telephony features such as voice calling, park and retrieve, do not disturb, redial, conferencing, and paging, as well as advanced functionality such as video calling, presence management and corporate single and multi-party instant messaging. All of this functionality is displayed on an enhanced GUI interface.

In addition to offering a complete, targeted, and competitive product portfolio, we seek continued growth in the communications industry by expanding our solutions provider network to further penetrate the small to midsize enterprise market.

One of our core competencies is the development of a comprehensive sales and distribution channel, comprised of a network of solutions providers across North America. We maintain solutions providers in every major metropolitan area and as of December 31, 2004, we had over 800 registered solutions providers. We provide our solution providers with sales, marketing, technical and customer support. In addition, we offer a sales incentive program to our solution providers, which is designed to motivate and reward outstanding sales and service.

Strategic Alliances

We plan to continue to evaluate strategic alliances where we can either generate more customers or enhance our product lines.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

During 2004, 2003 and 2002, substantially all of our sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 99% of sales occurring in the United States.

We organize our domestic product segments to correspond with the industry background of primary business and product offerings which fall into three categories: (1) voice switching systems for small to mid-size businesses, (2) voice messaging systems, and (3) CTI applications and other.

Product Sales Information

The following table presents certain relevant information concerning our business segments for the periods indicated:

	Year Ended December 31,
In thousands	2004	2003	2002
Business segment net sales:

Switching	$31,449	$37,464	$36,892
Messaging	6,981	9,362	13,240
CTI & Other	1,153	1,115	1,589

Net sales	$39,583	$47,941	$51,721

The significant decrease in messaging revenue in 2004 and 2003 is primarily due to the product mix. During 2004 and 2003, there was reduced demand for our Corporate Office products, as users were focusing more on voice messaging products that are integrated with the voice switching systems. In addition, as the market for voice processing systems has matured, the competitive marketplace has caused pricing pressures.

NARRATIVE DESCRIPTION OF BUSINESS

Products

We offer a variety of communications solutions, including switching products, messaging systems, CTI solutions and other software applications. Our telecommunications products meet the requirements of three agencies: (1) the Federal Communications Commission (“FCC”), (2) an independent laboratory approved by the Occupational Safety and Health Act Commission (“OSHA”) to produce safety standards, and (3) a nationally recognized test laboratory that performs product evaluations. Selected products are also registered with the Canadian government and are Canadian safety certified.

Sales and Marketing

Through a comprehensive sales and marketing effort, we build on our existing customer base of approximately 400,000 shipped business communications systems and 4 million telephones.

In order to enhance market penetration opportunities, we evaluated different distribution strategies to improve our ability to successfully operate in a very competitive market and to continue to offer a flexible and feature rich product portfolio. The newly announced Authorized Direct Dealer Program (the “Program”) was developed to build closer working relationships with certain of our pre-qualified dealer organizations, better understand end customer requirements and optimize supply chain logistics by gaining real time knowledge of field sales activities. This tiered program offers enhanced benefits to its participants, including competitive pricing, geographic territory management, focused marketing support and reduced training costs, among other benefits. We established stringent qualification guidelines based on specific market criteria such as annual purchases, technical qualifications, number of employees, number of dedicated sales people, number of years in the business, financial condition, local reputation and professionalism of the facility.

Although we established the Program to enhance our sales opportunities, we still rely on our distribution partners to market and sell our products to dealers that are not associated with the Program. During 2004, three distributors collectively accounted for more than 78% of our net sales. These are ALLTEL Supply, Inc. (“ALLTEL”), Graybar Electric Company, Inc. (“Graybar”), and Sprint North Supply, Inc. (“North Supply”). In 2004, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $7.0 million (18%), $14.7 million (37%) and $9.2 million (23%), respectively. In 2003, net sales to ALLTEL, Graybar, and North Supply amounted to approximately $8.6 million (18%), $20.9 million (44%) and $11.6 million (24%), respectively.

Other indirect channels include OEM relationships, international sales, and dealer direct sales for specific products. International sales for 2004, 2003 and 2002 were less than 1% of our total net sales.

Engineering, Research and Development

Our product development activities are designed to enhance existing products and services and originating new products. We own certain patents on products and designs in the United States and Canada that protect certain of our product development activities. We ensure that research and development resources are spent on projects that provide the highest return and strategic value.

Research and development costs for the fiscal years ended 2004, 2003 and 2002 comprise the majority of engineering, research, and development costs, which were $3.6 million, $3.5 million and $5.3 million, respectively.

Some of the costs associated with the development of product software have been capitalized. The accounting for such software follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 86. The amounts capitalized in 2004, 2003 and 2002 were $2.2 million, $2.1 million and $0.7 million, respectively. The amortization expense of capitalized software development costs in 2004, 2003 and 2002 were $2.2 million, $2.4 million and $3.1 million, respectively.

Manufacturing and Quality Control

We have streamlined our product offerings in 2004, 2003 and 2002 by eliminating products that were redundant and/or low volume, thereby simplifying outsourcing and reducing the associated manufacturing risk. This action also has the added benefit of concentrating more volume on the remaining products, which has had a positive effect on cost, efficiency and quality. We believe that outsourcing the manufacturing of our products provides benefits in the form of lower costs, higher margins and competitively priced products.

Competition

We experience significant competition from larger companies with key competitive factors being price, quality, brand name and availability. However, we target a niche market with a specified line of quality, feature-rich, price competitive products that are easily deployed and maintained.

The number and size of competitors vary considerably depending on the product line. We expect that competition will continue to be intense in the markets we serve, and there can be no assurance that we will be able to continue to compete successfully in the market place or that we will be able to maintain our current dealer network.

Backlog

In 2002, we experienced difficulties in fulfilling certain product orders as a result of the production transition from our own manufacturing in Virginia to the outsourcing partners, plus a backlog that had been built up with one of the United States outsourcing partners. These problems have been addressed by changing outsourcing partners. Also in 2002, one principal outsource manufacturer was unable to meet substantially all of our product delivery orders because of financial and operational problems. That inability caused further problems for us in meeting customer orders and resulted in a substantial backlog, potential lost business and other losses. As a result, we were forced to terminate our relationship with that manufacturer and transition that work to other contractors. We filed an arbitration action against that manufacturer in 2002 in order to seek recovery of the losses caused by their failure in performance; this action is still pending. While we believe these problems with these contract manufacturers have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future. As of December 31, 2004 and 2003, the backlog was approximately $0.6 million and $1.0 million, respectively.

Intellectual Property

From time to time, we have been subject to proceedings or claims alleging infringement of intellectual property rights of third parties. Such matters have required us to expend significant sums in litigation and/or in licensing fees. Moreover, such claims could result in significant damages being awarded, and/or the requirement to develop non-infringing technology, or acquire additional licenses to the technology that is the subject of the asserted infringement, any of which could have a material adverse effect on our business. Moreover, we rely upon copyright, trademark, patents and trade secret protection to protect our proprietary rights in our products and processes. There can be no assurance that these protections will be adequate to deter misappropriation of our technologies or independent third-party development of potentially infringing technologies.

The business telecommunications industry is characterized by rapid technological change. Industry participants often find it necessary to develop products and features similar to those introduced by others, with incomplete knowledge of whether patent protection may have been applied for or may ultimately be obtained by competitors or others. The telecommunications manufacturing industry has historically witnessed numerous allegations of patent infringement and considerable related litigation among industry participants. As noted above, we have received claims of patent infringement from several parties seeking substantial sums and have been sued in federal court for patent infringement. In response to prior infringement claims, we have pursued settlements and/or have obtained nonexclusive licenses entitling us to utilize the patented technologies or processes that are widely licensed and used in the telecommunications manufacturing industry. These licenses will either expire at the end of the patent license or the end of an agreed-to period. Currently, we are negotiating with certain parties concerning the licensing of patented technologies.

Employees

As of December 31, 2004, we have 135 full-time employees; 32 in product development (including engineering, product management and technical publications), 67 in sales and marketing (including customer service and support), 18 in operations (including procurement, quality assurance, warehouse and distribution), and 18 in finance, information technology and administration. None of our employees are covered by collective bargaining agreements and, overall, we believe relationships with our employees are good.

Website Access to Reports

We make available free of charge through our internet site, via a link to the EDGAR database of the Securities and Exchange Commission (“SEC”), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may read and copy any reports, statements, or other information that we file at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this prospectus, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “may”, “will”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. Some of the risks and uncertainties include, but are not limited to:

•	any inability to stem continued operating losses and to generate positive cash flow;

•	any adverse impact of competitors’ products;

•	delays in development of highly complex products;

•	lower than anticipated product demand and lack of market acceptance;

•	adverse market fluctuations and contraction caused by general economic conditions;

•	any negative impact resulting from the outsourcing of manufacturing and the continued risks associated with outsourcing;

•	any inability to renegotiate on favorable terms or otherwise meet our obligations to suppliers and other creditors;

•	unfavorable outcomes in any pending or threatened litigation;

•	any inability to form or maintain key strategic alliances;

•	our inability to raise capital when needed;

•	any reductions in our liquidity and working capital;

•	any negative impact resulting from downsizing of our workforce;

•	unanticipated liabilities or expenses;

•	availability and pricing of parts and components;

•	any loss of key employees, including executives and key product development engineers; and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission.

These risks could cause our actual results for 2005 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

In addition, our outsourcing contractors acquire component parts from various suppliers. Similar risks are involved in such procurement efforts. Due to our dependency on outsourced manufacturing and the inherent difficulty in replacing outsourced manufacturing capacity in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the manufacture or delivery of manufactured goods by any one or more of our outsourcing contractors would have a material adverse affect on our business in the short term and may have a material adverse affect in the long term. In 2002, we experienced significant problems associated with a principal outsource manufacturer. Faulty component parts used by the manufacturer in the production of a principal product caused a significant shortfall in product inventory, and led to our inability to meet product orders, negatively impacting sales and revenues. In addition, we were adversely affected by the port strike in early 2003 that resulted in the temporary closure of certain ports on the West Coast of the United States. While these problems have been addressed, we cannot give assurances that they will not continue to have an impact on sales and revenues, or that similar or other significant problems will not occur in the future.

ITEM 2. PROPERTIES

We lease approximately 80,000 square feet of office and warehouse space in Sarasota, Florida, which serves as our corporate headquarters. This lease expires in January 2010.

We lease 26,000 square feet of light industrial space in Charlottesville, Virginia for use by our engineering and technical services functions. The lease is on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation arising in the ordinary course of business. We believe that it is at least reasonably-possible that certain claims, described below, may have a material adverse outcome. While we intend to apply vigorous defenses, we can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, cash flows or financial condition.

During late 2002, we began discussions with a third party concerning a currently unasserted claim of patent infringement. Although we expect to settle this claim prior to litigation, there can be no assurance that such settlement will be reached, or, even if settlement is reached, that the terms of such settlement will not have a material adverse affect. If settlement is not reached, and if litigation is commenced against us, defense of such case will likely result in significant legal expenditures. Further, there can be no assurance that we would prevail in such litigation, and a finding against us could reasonably be expected to have a material adverse affect. We have accrued an estimate of the probable settlement amount with respect to this matter, which amount is not material to the financial statements.

In November 2002, we filed a demand for arbitration with the American Arbitration Association against Boundless Manufacturing Services, Inc. (“Boundless”). Among other things, we contend that Boundless breached its contractual obligations by failing to meet our orders for the delivery of products manufactured by Boundless. We are seeking damages in excess of $6.0 million. On February 6, 2003, Boundless responded to our demand by denying substantially all of the claims and asserting counterclaims totaling approximately $8.2 million, including approximately $0.8 million in past due invoiced amounts. We believe that Boundless’ claims are without merit and that we have adequate substantive and procedural defenses against such claims. On March 13, 2003, Boundless announced that it filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code, causing a stay in the arbitration matter. It is not known at this time whether this filing will have any long-term impact on the arbitration, or whether the arbitration will eventually proceed. No amounts have been accrued in our financial statements for any gain or loss contingencies associated with this case.

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract, tortuous interference and defamation, and is seeking compensatory, punitive and exemplary damages in the aggregate amount of $1.9 million, plus interest. Among other things, Mr. Grover claims that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to our executive retirement plan. In pre-trial proceedings, the court dismissed all claims except for his interference claim. On March 18, 2004, following a jury trial on that claim, the court granted our motion to dismiss the case without jury deliberations. In late March 2004, Mr. Grover filed a motion for reconsideration, which was denied and Mr. Grover subsequently appealed this decision on July 30, 2004. In January 2005, the Virginia Supreme Court upheld the trial decision in our favor and denied Mr. Grover’s petition of appeal. It is unknown if Mr. Grover will file a motion for reconsideration. We believe we have adequate substantive and procedural defenses against all claims made in this matter and no amounts have been accrued in the financial statements for any loss contingency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 23, 2005 there were 403 record holders of our common stock.

Quarterly Common Stock Information

Beginning January 29, 2003, our common stock was listed on the Over the Counter Bulletin Board under the symbol CMDZ.OB. From August 7, 2002 until January 29, 2003, our common stock was traded on the Pink Sheets Electronic Quotation System. Previously, our common stock was traded on the Nasdaq SmallCap Market, under the symbol CMDL.

The following table sets forth, for each quarterly period in 2004 and 2003, the high and low closing stock prices during the quarter in the over-the-counter market for our common stock. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not represent actual transactions.

	2004		2003
Fiscal Quarters	High	Low	High	Low
First Quarter	$5.10	$2.60	$1.51	$0.55
Second Quarter	$3.25	$1.95	$3.00	$0.58
Third Quarter	$2.60	$1.17	$2.45	$1.30
Fourth Quarter	$1.35	$0.90	$3.50	$2.00

We have never paid a dividend on our common stock and our Board of Directors currently does not intend to consider the payment of cash dividends on our common stock. In connection with financings described elsewhere in this document, we are restricted from declaring or paying any dividends or distributions on our outstanding common stock.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” of Comdial’s definitive proxy statement for the 2004 annual meeting of stockholders.

Recent Sales of Securities

We have not sold any securities, registered or otherwise, within the past three months.

Options

We issued stock options to our employees and non-employee directors pursuant to the 2002 Employee and Non-Employee Director Stock Incentive Plan (the “2002 Empl/Non-Empl/Dir SO”) which plan has been approved by the security holders as follows:

GRANT DATE	PLAN NAME	NUMBER OF SHARES UNDERLYING OPTIONS	EXERCISE PRICE PER SHARE ($)	EXPIRATION DATE
1/5/04	2002 Empl/Non-Empl/Dir SO	228,999	2.60	1/5/14
1/14/04	2002 Empl/Non-Empl/Dir SO	67	2.75	1/14/14
2/2/04	2002 Empl/Non-Empl/Dir SO	67	3.25	2/2/14
2/17/04	2002 Empl/Non-Empl/Dir SO	67	3.95	2/17/14
3/16/04	2002 Empl/Non-Empl/Dir SO	2,666	3.75	3/16/14
4/5/04	2002 Empl/Non-Empl/Dir SO	667	2.75	4/5/14
4/26/04	2002 Empl/Non-Empl/Dir SO	667	2.05	4/26/14
4/30/04	2002 Empl/Non-Empl/Dir SO	1,333	2.20	4/30/14
5/14/04	2002 Empl/Non-Empl/Dir SO	3,999	2.50	5/14/14
5/17/04	2002 Empl/Non-Empl/Dir SO	1,333	2.50	5/17/14
5/24/04	2002 Empl/Non-Empl/Dir SO	667	3.00	5/24/14
5/26/04	2002 Empl/Non-Empl/Dir SO	530,000	2.60	5/26/14
6/1/04	2002 Empl/Non-Empl/Dir SO	2,666	2.50	6/1/14
6/28/04	2002 Empl/Non-Empl/Dir SO	1,333	2.00	6/28/14
7/1/04	2002 Empl/Non-Empl/Dir SO	72,000	2.00	7/1/14
7/6/04	2002 Empl/Non-Empl/Dir SO	67	2.01	7/6/14
7/19/04	2002 Empl/Non-Empl/Dir SO	67	2.20	7/19/14
7/26/04	2002 Empl/Non-Empl/Dir SO	2,000	2.20	7/26/14
8/16/04	2002 Empl/Non-Empl/Dir SO	45,000	2.00	8/16/14
8/19/04	2002 Empl/Non-Empl/Dir SO	5,000	2.10	8/19/14
8/26/04	2002 Empl/Non-Empl/Dir SO	1,333	2.15	8/26/14
9/7/04	2002 Empl/Non-Empl/Dir SO	100,000	1.75	9/7/14
9/13/04	2002 Empl/Non-Empl/Dir SO	2,667	1.50	9/13/14
9/27/04	2002 Empl/Non-Empl/Dir SO	2,000	1.20	9/27/14
10/1/04	2002 Empl/Non-Empl/Dir SO	5,000	1.17	10/1/14
10/4/04	2002 Empl/Non-Empl/Dir SO	67	1.00	10/4/14
10/11/04	2002 Empl/Non-Empl/Dir SO	1,333	0.97	10/11/14
10/20/04	2002 Empl/Non-Empl/Dir SO	667	0.95	10/20/14
11/16/04	2002 Empl/Non-Empl/Dir SO	30,000	1.10	11/16/14
11/22/14	2002 Empl/Non-Empl/Dir SO	667	1.10	11/22/14
11/29/04	2002 Empl/Non-Empl/Dir SO	1,400	1.12	11/29/14
12/14/04	2002 Empl/Non-Empl/Dir SO	1,333	1.15	12/14/14

There were no underwriters involved in connection with any transaction set forth above. Each of the issuances of securities described above was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated there under as a transaction not involving any public offering. In each of the above transactions, the recipients of securities represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data are derived from our consolidated financial statements. When you read this selected historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual financial statements included elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows selected financial data.

FIVE YEAR FINANCIAL DATA

Selected Consolidated Statements of Operations Data For the Years Ended December 31:

In thousands, except per share amounts

	2004	2003	2002	2001	2000
Net sales	$39,583	$47,941	$51,721	$76,167	$89,564
(Loss) income, before income taxes	(7,678)	(6,091)	6,486	(21,155)	(47,864)
Net (loss) income	(7,678)	(6,091)	6,486	(21,155)	(63,264)
(Loss) income applicable to common stock	(7,678)	(6,091)	7,202	(21,155)	(63,264)
(Loss) earnings per common share:
Basic	(0.82)	(0.70)	3.59	(34.45)	(103.20)
Diluted	(0.82)	(0.70)	3.10	(34.45)	(103.20)

Effective November 26, 2002, we effectuated a reverse stock split at a ratio of one share for every fifteen shares of our common stock. As a part of the reverse stock split, we retired all treasury stock. All share and per share data have been adjusted to give retroactive effect to the reverse stock split. There was no effect on par value per share of $0.01.

Selected Consolidated Balance Sheet Data

December 31,

In thousands	2004	2003	2002	2001	2000
Current assets	$16,261	$13,014	$19,154	$23,084	$33,152
Total assets	30,379	27,676	40,620	43,736	71,178
Current liabilities	25,043	8,959	13,290	20,634	41,145
Long-term debt and other long-term liabilities	10,377	24,116	26,991	32,742	18,518
Stockholders’ (deficit) equity	(5,041)	(5,399)	339	(9,640)	11,515

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following discussion is intended to assist the reader in understanding and evaluating our financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report. This analysis attempts to identify trends and material changes that occurred during the periods presented.

Overview

During the past four years, our net sales levels have decreased from the previous year’s activity. Primary causes for the decrease include, but are not limited to:

•	Negative trends in the telecommunications equipment marketplace;

•	Pricing pressures in a very competitive market;

•	Significant reduction in sales prices of products due to technological evolution;

•	Contraction of market focus from the United States and several international countries, including South America and Canada, to a primary focus on the United States;

•	Negative effects of our restructuring program implemented due to the necessity to reduce headcount, including the outsourcing of substantially all of our manufacturing requirements; and,

•	Discontinuance or sale of several unprofitable product lines and programs, including Avalon and Array.

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

Since the 2002 financial restructuring, we have focused a significant amount of management’s efforts at stabilizing the business, increasing market share, re-establishing our relationships with our wholesale distributors and dealer partners, focusing our product development efforts on IP-PBX related products and improving gross margins and cash flow from operations.

The key/hybrid voice switching market that we have primarily operated in has declined in system line shipments since 2000. As reported by Phillips Infotech (InfoTrack for Enterprise Communications, Third Quarter 2004 Report), the IP-PBX market that much of our primary product development efforts are focused on, however, is expected to increase in system line shipments 23%, 20%, 20%, and 19% for the years 2005 through 2008, respectively. In the future, it will be important to increase our market share in the IP-PBX market.

In the first quarter of 2004, we hired a new president and CEO, Neil P. Lichtman, to lead us in our efforts to increase revenue from both current and new channels and to improve profitability.

In the first quarter of 2005, we announced a modification to our product distribution strategy. Previously, our network of authorized dealers located throughout North America purchased our products from our authorized distributors. The newly announced Program allows approximately 150 pre-qualified dealers (the “Dealers”) the opportunity to purchase product direct from us. In connection with the Program, we enhanced our internal processes to allow for same-day or next-day product shipments to the Dealers to meet market demand. Management feels that the Program will improve our reaction time in competitive situations and will improve our business relationship with the Dealers.

We continue our efforts at establishing new business development relationships focused on augmenting our penetration into the IP telephony marketplace. Our distribution agreement with Tech Data Product Management, Inc. represents a successful accomplishment in this strategic plan.

Our strategic shift in our distribution model is aimed at improving our ability to penetrate the IP telephony marketplace. As disclosed above, the key/hybrid voice switching market continues to decrease in size and opportunity and it is important to shift our sales focus into the IP-PBX marketplace.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires the use of estimates and assumptions. Management believes the following critical accounting policies, among others, affect their more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue using the guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, Staff Accounting Bulletin No. 104, “Revenue Recognition, Corrected Copy”, and the American Institute of Certified Public Accountants Statement of Position No. 97-2, as amended, on “Software Revenue Recognition.” We allow our distributors to return unsold product when they meet Company-established criteria as outlined in our trade terms. Under these guidelines, we estimate the amount of product returns based upon actual historical return rates and any additional unique information and reduce our revenue by these estimated future returns. Returned products, which are recorded as inventories, are valued based upon expected realizability. If the historical data we use to calculate these estimates does not properly reflect future returns, these estimates could be revised.

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

Warranty

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. In the third quarter of 2004, we began selling five-year extended warranties on certain of our products. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We are using a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required.

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

Inventory

We measure our inventories at lower of cost or market. For those items that are manufactured by our outsourcing contractors, cost is determined using standards that we believe approximate the first-in, first-out (“FIFO”) method including material, labor and overhead. We also provide allowances for excess and obsolete inventory equal to the difference between the cost of our inventory and the estimated market value based upon assumptions about product life cycles, product demand and market conditions. If actual product life cycles, product demand or market conditions are less favorable than those projected by management, additional inventory allowances or write-downs may be required.

Deferred Income Taxes

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, we establish a valuation allowance. As of December 31, 2004 and 2003, all net deferred tax assets were reduced by a valuation allowance. In later years, after we cease to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Due to our three-year cumulative basis losses, we recorded a valuation allowance equal to our net deferred tax assets of $44.3 and $41.5 million for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, we recorded an increase (decrease) of our valuation allowance of $3.2 million, $(0.4) million and $(0.5) million, respectively. Approximately $3.6 million of the valuation allowance relates to tax benefits from a pension obligation that will be credited to other comprehensive income when realized.

At December 31, 2004, Comdial had net operating loss and credit carryovers of approximately $71.4 million and $1.4 million respectively, expiring beginning in 2005 through the year 2024. However, we experienced a change in control in 2002, pursuant to the provisions of IRC §382 and are subject to limitations on annual net operating loss deductions. As such, a significant portion of the net operating losses and tax credits are expected to expire prior to utilization.

Long-lived Assets, including Goodwill and Other Intangibles

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) establishes a single accounting model for long-lived assets to be disposed of by sale. For long-lived assets that are held for use, we compare the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. A considerable amount of judgment is required in calculating this impairment charge, principally in determining financial forecasts. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected cash flows could require us to record an impairment.

SFAS No. 142, “Goodwill and Other Intangible Assets” includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment on at least an annual basis. Each October 1, impairment of goodwill is tested using a two-step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. If the fair value of the unit is less than its book value, we then determine the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, we write down goodwill to its implied fair value. Our goodwill relates to the messaging business segment. We performed our annual impairment review in October 2004 and determined that no goodwill impairment charge needed to be recorded; however, there can be no assurances that subsequent reviews will not result in material impairment charges. A considerable amount of judgment is required in calculating this impairment analysis, principally in determining discount rates, financial forecasts and allocation methodology. Unanticipated changes in market conditions could have a material impact on our projected cash flows. Differences in actual cash flows as compared to the projected discounted cash flows could require us to record an impairment loss.

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

On December 31, 2004, the projected benefit obligations exceeded the market value of the plan assets (adjusted for accruals) by $9.7 million. Our actuarial estimates have not been updated since December 31, 2004. If our investment return and other actuarial assumptions remain unchanged, we will have to pay approximately $0.2 million during 2005 into the pension plan.

Commitments and Contingencies

Management’s current assessment of the claims that have been asserted against us is based on our review of the claim, our defenses and consultation with certain of our external legal counsel. Changes in this assessment could result as more information is obtained or as management decides that a settlement is more advantageous to us than a protracted legal process. These changes in our estimates of the outcome could require us to make changes in our conclusions or our accruals for these contingencies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included or incorporated by reference into our Securities and Exchange Commission filings, press releases, and shareholder communications and other information provided periodically in writing or orally by our officers, directors or agents, including this Form 10-K, are forward-looking statements that are subject to risks and uncertainties. These forward-looking statements are not historical facts but rather are based on certain expectations, estimates and projections about our industry, our beliefs and our assumptions. These risks could cause our actual results for 2005 and beyond to differ materially from those expressed, implied or forecasted in any forward-looking statement made by, or on behalf of, us. The risks and uncertainties include, but are not limited to, those discussed in “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” set forth in Part I above.

Recent Developments

As of January 31, 2005, we were not in compliance with our financial covenant associated with the Silicon Valley Bank (the “Bank”) credit facility and are currently working with the Bank to determine alternatives related to the credit facility (see Note 1 to the consolidated financial statements). Consequently, as a result of this default, the bank may cease making loans to us or could accelerate and declare all amounts due, which was $2.3 million as of December 31, 2004.

Additionally, we did not make our quarterly interest payments totaling $0.5 million due on March 31, 2005 for our 2002 private placement debt, including amounts owed to Winfield Capital Corp., and the 2004 bridge financing. As such, these debt obligations are in default and are therefore classified as current liabilities at December 31, 2004 in the accompanying consolidated balance sheet. Our note holders may, due to the default, require that all or any portion of the outstanding principal of approximately $24.3 million and outstanding accrued interest of approximately $0.5 million be paid immediately.

In connection with our continued focus on improving cash flow from operations, we initiated a restructuring plan (the “2005 Plan”) during the first quarter of 2005. Pursuant to the 2005 Plan, approximately 25 employees were notified that their positions would be eliminated. These employees will receive severance and medical, life and other insurance benefits, as applicable. We will reflect the charges associated with the 2005 Plan in the periods that the restructuring activities are effectuated and the costs are incurred.

On April 14, 2005, Alan Kessman, one of our directors and chairman of the executive committee and audit committee, Alfred Rapetti, one of our directors, Stanley Blau, one of our directors and Robert Doretti, one of our directors resigned from these positions.

SEGMENT REPORTING

RESULTS OF OPERATIONS

Selected consolidated statements of operations for the three years ended December 31, 2004, 2003 and 2002, are as follows:

In thousands	2004	2003	2002
Business segment net sales:
Switching	$31,449	$37,464	$36,892
Messaging	6,981	9,362	13,240
CTI & Other	1,153	1,115	1,589

Net sales	39,583	47,941	51,721
Cost of goods sold	25,102	31,477	34,505

Gross profit	14,481	16,464	17,216
Selling, general & administrative	16,001	15,453	20,572
Engineering, research & development	3,647	3,450	5,292
Stock compensation expense	24	26	460
Restructuring	532	—	—
Impairments of long-lived assets	157	365	962
(Gain) loss on disposal of assets	(78)	(3)	350
Interest expense	2,500	3,279	7,803
Gain on senior debt restructurings	—	—	(14,883)
Gain on other liability restructurings	—	—	(3,848)
Gain on lease renegotiation	(642)	—	(2,834)
Gain from arbitration award	—	—	(2,942)
Miscellaneous expense (income) - net	18	(15)	(202)

(Loss) income before income taxes	(7,678)	(6,091)	6,486
Income tax expense	—	—	—

Net (loss) income	$(7,678)	$(6,091)	$6,486

(Loss) income per share:
Basic	$(0.82)	$(0.70)	$3.23

Diluted	$(0.82)	$(0.70)	$2.79

The following table reflects the gross profit margins for our various business segments.

	2004	2003	2002
Business Segment:
Switching	$10,996	$12,284	$12,077
Messaging	2,759	3,716	5,069
CTI & Other	726	464	70

Gross profit	$14,481	$16,464	$17,216

The following table sets forth the percentage of revenues represented by certain items reflected in our consolidated statements of operations:

	2004	2003	2002
PERCENTAGES OF NET SALES:
Net sales	100%	100%	100%
Cost of goods sold	63%	66%	67%

Gross profit	37%	34%	33%
Operating expenses
Selling, general & administrative	41%	32%	40%
Engineering, research & development	9%	7%	10%
Stock compensation expense	0%	0%	1%
Restructuring	1%	—	—
Impairments of long-lived assets	1%	1%	2%

Total operating expenses	52%	40%	53%
Operating loss	(15)%	(6)%	(19)%
Other expense (income)	4%	7%	(32)%

Net (loss) income	(19)%	(13)%	13%

2004 COMPARED TO 2003

Net sales for 2004 decreased by 17% to $39.6 million, compared with $47.9 million in 2003. The primary factor in the decrease of sales was the overall market contraction.

Gross profit decreased by 12% in 2004 to $14.5 million, compared with $16.5 million in 2003, primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, increased from 34% in 2003 to 37% for 2004. This increase is primarily due to a shift in the product mix to higher margin products in 2004 than in 2003.

We record provisions related to product obsolescence of our products, which are charged to cost of goods sold. For the years 2004 and 2003, provisions for obsolescence totaled $0.1 million and $1.8 million, respectively. The provision for obsolescence and valuation for 2003 was higher primarily due to the lower than anticipated demand for discontinued and refurbished products, which we had expected to sell. Future reserves will be dependent on estimates of the recoverability of inventory costs and shifts in product demands.

We record accruals related to estimated warranty claims that may result from product warranties offered to our customers, which are charged to cost of goods sold. In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. We use a third party contractor to perform much of this warranty. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We provide for the estimated cost of product warranties at the time the revenue is recognized. In 2004, the warranty accrual remained relatively flat as compared to 2003. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. While we use the best information available to us to make our estimates of warranty claims, actual results and experience could differ from our estimates and revisions to the warranty estimates could be required.

Selling, general and administrative expenses (“SG&A”) increased in 2004 by 4% to $16.0 million compared with $15.5 million for 2003. This change was primarily due to increases in rent and payroll and related expenses, partially offset by a decrease in depreciation expense. During 2004, we increased headcount in the sales and marketing departments in order to increase revenue opportunities. SG&A expenses, as a percentage of sales for 2004, increased to 40% compared with 32% for 2003.

Engineering, research and development expenses increased in 2004 by 6% to $3.6 million compared with $3.5 million for 2003. Engineering expenses, as a percentage of sales for 2004, increased to 9% compared with 7% for 2003.

We initiated a restructuring plan (the “Plan”) during the first quarter of 2004. Pursuant to the Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated. These employees received severance based on length of service with us and/or employment agreements, as applicable, of approximately $0.3 million. Until March 2004, Nickolas A. Branica served as our CEO. In March 2004, Mr. Branica’s employment relationship with us terminated. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment ended. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment separation. In addition to his severance as outlined above, all of Mr. Branica’s stock options were immediately vested at the time of his termination. In connection with the modification of Mr. Branica’s stock option agreement, we recorded stock compensation expense of approximately $0.2 million for the quarter ended March 31, 2004.

Impairments of long-lived assts amounted to $0.2 million and $0.4 million in 2004 and 2003, respectively. We evaluate our long-lived assets, consisting of property and equipment, goodwill, and capitalized software, periodically, in accordance with the critical accounting policy outlined above. We will continue to perform such evaluations and, as we develop and restructure our business, further impairment charges may be warranted and will be recorded when estimable.

Interest expense decreased in 2004 by 24% to $2.5 million compared with $3.3 million in 2003. While our average carrying balances of indebtedness did not materially change between 2004 and 2003, our interest expense net-decreased from (i) lower amortization of deferred financing costs ($0.8 million in 2004 versus $1.6 million in 2003) and (ii) lower average outstanding balances on our capital lease obligations. Our interest expense net-increased as a result of (i) outstanding balances on a credit facility that we executed in April 2004, and (ii) increasing interest charges that arise from use of the effective interest method to amortize certain discounted notes payable. In our application of the effective interest method, we apply a fixed effective interest rate (which is higher than the stated interest rate) to the carrying value of each class of discounted debt. In this manner, the carrying value of the debt is increased and, accordingly, future interest expense increases.

During 2004, we completed a bridge financing that included the issuance of $9.0 million face value of convertible debt and warrants to acquire common stock. The proceeds from this financing were allocated to the securities sold on a relative fair value basis. We discounted the proceeds associated with this financing with an allocation to a beneficial conversion option embedded in the notes. We will amortize the aggregate discounts of $9.0 million on the notes to interest expense over the term of the notes using the effective interest method. Amortization of debt discount and deferred financing costs associated with the notes was minimal during the year ended December 31, 2004. However, amortization of debt discount and deferred financing costs associated with the financing during the years ended December 31, 2005 and 2006 are estimated to be $0.1 million and $9.7 million, respectively.

Loss before income taxes, as a result of the foregoing, was $7.7 million in 2004 as compared with $6.1 million before income taxes in 2003. Major factors contributing to the increased loss for 2004 were the decrease in sales revenue and the restructuring costs.

We did not generate taxable income during 2004 or 2003 and, therefore, we did not record any income tax expense for those periods. We also provided a valuation allowance on the full amount of our net deferred tax assets, consisting primarily of future benefits of our net operating loss carryforwards, because of uncertainty regarding its realizability.

2003 COMPARED TO 2002

Net sales for 2003 decreased by 7% to $47.9 million, compared with $51.7 million in 2002. The primary factor in the decrease of sales was the overall market contraction.

Gross profit decreased by 4% in 2003 to $16.5 million, compared with $17.2 million in 2002, primarily due to the decrease in net sales described above. Gross profit, as a percentage of sales, increased from 33% in 2002 to 34% for 2003. This increase is primarily due to a change in product mix, as we sold more higher margin products in 2003.

Comdial records provisions related to product obsolescence of its products, which are charged against gross profit. For the years 2003 and 2002, provisions for obsolescence totaled $1.8 million and $0.9 million, respectively. The provision for obsolescence and valuation for 2003 was higher primarily due to the lower than anticipated demand for discontinued and refurbished products, which we had expected to sell during 2003.

In 2003, we decreased the warranty accrual by $0.2 million due to several factors, including a reduction in product repair return rates and a reduction in the price charged by the third party contractor that performs much of the warranty repair work.

SG&A decreased in 2003 by 25% to $15.5 million compared with $20.6 million for 2002. This decrease primarily resulted from downsizing the work force and more closely controlling costs. In addition, Comdial recorded bad debt expense in 2002 of $0.4 million compared with ($0.1) million in 2003. SG&A expenses, as a percentage of sales for 2003, decreased to 32% compared with 40% for 2002.

Engineering, research and development expenses decreased in 2003 by 34% to $3.5 million compared with $5.3 million for 2002, primarily due to the downsizing of the work force and lower amortization of software development costs. Engineering expenses, as a percentage of sales for 2003, decreased to 7% compared with 10% for 2002.

In connection with the bridge financing in 2002, warrants to purchase 100,000 shares of common stock were issued to two executive officers of Comdial. The warrants are exercisable at $0.15 per share until June 21, 2007. Compensation expense of $0.5 million was recorded based on the intrinsic value of the warrants on the grant date. In addition, Commonwealth Associates, L.P. (“Commonwealth”) received 16,667 shares of our common stock upon signing of an advisory agreement on June 7, 2002. Expense of $0.1 million was recorded based on the stock price on that date. Previously, directors could elect to defer receipt of their performance based stock options; however, in 2002, we settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $0.1 million related thereto. There were no significant stock based compensation awards in 2003.

In accordance with SFAS No. 144, we evaluate long-lived assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. In 2003, prior to the Soundpipe acquisition, we had two development projects that had reached technological feasibility and software development costs were being capitalized. As a result of the Soundpipe acquisition, management reviewed all current development projects in process and, in order to maximize benefits from development funds expended, placed emphasis on the Soundpipe technology acquired. Therefore, management decided to discontinue these two historical Comdial development projects. The software that had been developed is not expected to be used in any future product development and will not generate any future cash flows. As a result, the amounts that had been capitalized related to those two projects of $0.4 million were written off in 2003 and are recorded as impairments of long-lived assets in the consolidated income statement. In 2002, as a result of the outsourcing of the manufacturing operations, the majority of the manufacturing assets were sold or otherwise disposed of. Our projected undiscounted cash flows related to those assets were less than the net book value of the assets associated with the business. Such analysis resulted in impairment loss of fixed assets in the amount of $0.2 million for 2002. As part of our decision to outsource manufacturing and reduce the number of product lines to a more appropriate level in 2002, certain capitalized software development costs were impaired. Capitalized software development costs relating to product lines that were to be discontinued were considered impaired due to our inability to realize any future benefit from these assets. The impairment loss of capitalized software amounted to $0.7 million in 2002.

Interest expense decreased in 2003 by 58% to $3.3 million compared with $7.8 million in 2002. This was primarily due to the accretion of the discount on our debt.

During 2002, we restructured our senior debt with Bank of America and recorded a gain of $14.9 million. In addition, we restructured liabilities with certain other vendors and creditors, including terminating the Retirement Benefit Restoration Plan and other postretirement benefits; we recorded a gain of $3.8 million on these restructurings. We also renegotiated our leases with Relational Funding Corporation and its assignees and recorded a gain of $2.8 million. We also recognized a previously deferred gain on the sale of Array assets to ePHONE of $1.3 million and a gain of $1.6 million on a settlement with ePHONE.

Income before income taxes, as a result of the foregoing, was a loss of $6.1 million in 2003 as compared with income of $6.5 million before income taxes in 2002. The major factor contributing to the income in 2002 was the debt restructurings discussed above. Major factors contributing to the loss for 2003 include the decrease in sales and other factors such as increased inventory write-offs due to the lower than anticipated demand for discontinued and refurbished products.

We did not generate taxable income during 2003 or 2002 and, therefore, did not record any income tax expense for those periods. We have provided a full valuation allowance on our net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

Since 2002, we have financed our operations and capital requirements principally through net proceeds of approximately $25 million from our current debt holders and borrowings under bank lines of credit and equipment lease arrangements. Historically, our liquidity and capital resource requirements have been highly dependent on cash funding from external sources. Until our operations generate sufficient cash flow from operations to cover capital expenditures and debt service, we might be required either to convert interest-bearing debt securities to equity securities or to raise additional cash through additional debt or equity-based capital transactions. Management believes improvements in cash flow from operations will be based, to a large extent, on moving Comdial further into the IP-PBX market, which is projected to grow in the next four years, on improving gross margins for the IP-PBX products and on minimizing the overhead costs associated with our operations. The expansion of our IP-PBX sales activity will be based on the recently introduced CONVERSipTM product lines. Management believes that CONVERSipTM sales will increase sequentially quarter to quarter for 2005.

The consolidated financial statements have been prepared assuming that we will continue as a going concern for a reasonable period. However, we have incurred losses of $7.7 million and $6.1 million during the years ended December 31, 2004 and 2003, respectively, and used significant amounts of cash in our recent operating activities. In addition, during the first fiscal quarter of the year ending December 31, 2005, we defaulted on certain terms and conditions of debt instruments that had a carrying value of $15.9 million as of December 31, 2004 (face value of $26.6 million as of December 31, 2004), which defaults have not been cured by us or waived by the creditors and, as a result, payment of such debt could be accelerated by the creditors. The negative operating trends experienced by us and the debt defaults have resulted in a working capital deficiency of $8.8 million as of December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern.

Cash Used in Operations

In 2004, we used approximately $3.4 million of cash in operating activities, primarily due to our net loss of $7.7 million, decreases in accounts payable and increases in prepaid expenses, offset by decreases in inventory.

In 2003, operating activities provided approximately $3.7 million of cash, primarily due to decreases in accounts receivable and prepaid expenses, offset by our net loss of $6.1 million and a decrease in accounts payable.

Cash Used in Investing Activities

During 2004, we used $2.2 million for capitalized software additions as compared to $2.1 million during 2003.

Cash from Financing Activities

In 2004, we received $10.6 million through financing activities. This was due primarily to $9.0 million of proceeds from the issuance of bridge notes and $2.3 million under our line of credit agreement. During 2003, we used $1.6 million for financing activities due primarily to an increase in restricted cash.

We do not have any material commitments for capital equipment. Additional future debt or equity capital requirements will depend on many factors, including our working capital requirements for our operations and our internal free cash flow from operations.

The following table sets forth our cash and cash equivalents, current maturities on debt, and working capital at the dates indicated:

December 31, In thousands	2004	2003
Cash and cash equivalents	$6,784	$2,931
Current maturities of debt	16,101	389
Working capital	(8,773)	4,055

Our working capital deficit is primarily due to the reclassification of $13.7 million of long-term debt to current due to our failure to pay the accrued quarterly interest due on March 31, 2005 which created an event of default on the loans.

Our sales and working capital can be impacted by the extent of product inventories carried by our distribution partners at a given point in time. Fluctuations of these inventory levels can have a dramatic impact on our sales and cash position. We continue to monitor our working capital requirements and are investigating additional opportunities to raise funds to support our business goals. Since 2002, we have raised over $25 million in funding from our current debt holders.

In March 2004, we completed a bridge financing transaction (“2004 Bridge”) resulting in gross proceeds to Comdial of $9.0 million (net proceeds of $8.2 million) and in April 2004 we obtained a $2.5 million asset-backed credit facility with a bank.

As of December 31, 2004, our cash and cash equivalents were higher than December 31, 2003 by $3.9 million primarily due to the cash received from the 2004 Bridge financing. Working capital increased by $0.8 million primarily due to the 2004 Bridge financing.

We have a Master Lease Agreement with Relational Funding Corporation and its assignees (collectively “RFC”). On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the capital leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. In April 2004, we purchased a certificate of deposit to secure an irrevocable Standby Letter of Credit in the amount of $0.5 million as required by RFC. On a quarterly basis, as payments are made to RFC under the agreement, the Letter of Credit and the certificate of deposit can be reduced by the amount of the payments made during the respective quarter. The Letter of Credit is recorded as restricted cash in our balance sheet.

Available Borrowing

On April 29, 2004, we executed a credit facility with the Bank, which allows for borrowing against certain of our accounts receivable up to a maximum of $2.5 million. Loans against the line bear interest at a rate equal to the prime rate plus three (3) percentage points per annum and are secured by all of our assets. Additional terms include a $1,000 per month collateral monitoring fee and an unused line fee in an amount equal to 0.375% per annum of the average daily unused and undisbursed portion. A termination fee applies if we terminate the credit facility within twelve (12) months. All present and future debt is subordinate to the outstanding obligations related to this facility. The credit facility matures on October 29, 2005 and contains a financial covenant related to net worth. As of December 31, 2004, the outstanding borrowings under the credit facility totaled $2.3 million. As of January 31, 2005, we were not able to comply with the financial covenant associated with the credit facility and are currently working with the Bank to determine alternatives related to the credit facility. As a result of the default, the Bank may cease making loans and could accelerate and declare all amounts due, which was $2.3 million as of December 31, 2004. The Bank agreed to forbear from exercising its rights and remedies as a result of the default through March 31, 2005.

Additionally, we did not make our quarterly interest payments totaling $0.5 million due on March 31, 2005 on our 2002 private placement debt, including amounts owed to Winfield Capital Corp., and the 2004 bridge financing debt, which had an aggregate carrying value of $13.6 million as of December 31, 2004 (aggregate face value of $24.3 million). Consequently, all such debt is in default and carried as a current liability in the December 31, 2004 balance sheet. While the note holders have not indicated their intention to require immediate payment of all or any portion of the outstanding principal of $24.3 million, and accrued interest of $0.5 million, they have the right to do so.

We have a working capital deficiency of $8.8 million as of December 31, 2005. Our principal sources of liquidity at December 31, 2004 consisted of the remaining available borrowings under the aforementioned credit facility, which is in default, and approximately $6.8 million of cash and cash equivalents, compared to approximately $2.9 million in cash and cash equivalents at December 31, 2003. Available borrowings under the credit facility as of December 31, 2004 were approximately $0.2 million and, due to defaults, there can be no assurance that we can draw this amount and, in fact, could be required by the Bank to repay the entire outstanding balance.

Our cash position is deteriorating. As of March 31, 2005, our cash balance was approximately $2.7 million. Considering our projected cash requirements for 2005, our available cash resources will be insufficient by approximately $3.0 million to allow us to continue as a going concern. At current operating levels, management estimates that our current cash reserves will be exhausted by the second quarter of 2005. Therefore, we will be required to work with the Bank to determine alternatives related to the credit facility, as well as raise additional equity and/or debt financing in order to continue to operate. We are actively seeking additional funding, including from certain of our current debt holders to support this projected cash shortfall. There are no formal committed financing arrangements in place and there can be no assurance that any additional financing will be available on acceptable terms, if at all. We are also evaluating the merits of a financial restructuring and other alternatives that would potentially improve our liquidity and financial position.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2004:

In thousands	Payments due by period
Contractual obligations	Total	2005	2006 - 2007	2008 - 2009	2010 & thereafter
Long-Term Debt Obligations (1)	$27,347	$1,892	$25,455	$—	$—
Capital Lease Obligations (1)	141	132	5	4	—
Credit Facility (1)	2,326	2,326	—	—	—
Operating Lease Obligations (2)	5,156	941	1,990	2,135	90
Purchase Obligations (3)	10,160	9,873	287	—	—
Other Obligations (4)	1,380	1,191	100	89	—

Total	$46,510	$16,355	$27,837	$2,228	$90

(1)	See Note 8 of the consolidated financial statements. The obligations reflect the original maturity dates of the notes but as a result of the default due to non-payment of the accrued interest due March 31, 2005, the notes are callable.
(2)	Comdial has various operating lease obligations relating to office and warehouse space. The lease for our corporate headquarters includes escalation clauses. The escalating payment requirements are included in the schedule above.
(3)	In February 2002, we entered into an agreement with a supplier to return and repurchase over time certain electronic products which we had previously received under non-cancelable/non- returnable purchase orders. We have executed a promissory note in the amount of $2.1 million in favor of the supplier when the products were initially purchased. Concurrent with the execution of the purchase agreement, the note was cancelled and we recognized a $2.1 million gain. Under the terms of the agreement, we are required to purchase a total of $2.1 million in products by January 15, 2007 in minimum increments of $0.03 million per month. As of December 31, 2004, we have repurchased $1.3 million of the specified products from the supplier.

We outsource substantially all of our manufacturing requirements. As of December 31, 2004, we have outstanding purchase obligations of approximately $9.4 million with our outsourcing contractors that could not be canceled without significant penalties. In addition, our outsourcing contractors acquire fabricated parts from various suppliers.

(4)	On October 5, 2000, William G. Mustain resigned as president and chief executive officer of Comdial. On the same date, we agreed to pay Mr. Mustain his normal salary for the remainder of 2000 plus severance in the amount of $0.1 million per year for three years beginning on January 1, 2001. Mr. Mustain was also entitled to be paid approximately $1.7 million in three installments over a 15-month period plus certain fringe benefits under our Retirement Benefit Restoration Plan (the “Retirement Plan”). In 2001, we made the initial payment of $0.6 million under the Retirement Plan. However, on June 30, 2001, we notified Mr. Mustain that we would not make payment of the second $0.6 million installment due under the Plan because of our financial condition, as permitted under the terms of the agreement with Mr. Mustain. On December 27, 2001, we reached agreement with Mr. Mustain on modified terms with respect to the remaining amounts due to him. In lieu of those remaining amounts due of $1.1 million, we agreed to pay Mr. Mustain a total of approximately $0.3 million, payable in five annual installments commencing in 2004. No gain was recognized until the Retirement Plan was liquidated in the first quarter of 2002, when $1.1 million was recognized as part of the overall plan liquidation. All amounts due Mr. Mustain have been accrued as of December 31, 2004.

During 2002, we reached separate agreements (the “Agreements”) with the three former executives who still had vested benefits under the Retirement Plan. The Agreements provide for aggregate monthly payments of $3,750 beginning in May 2002 and continuing for 36 months for a total of $0.1 million, with the remaining aggregate balance of $0.4 million to be paid in a lump sum in June 2005, for a total aggregate payout of $0.5 million.

RELATED PARTY TRANSACTIONS

On March 12, 2004, we closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to us of $9.0 million (“2004 Bridge Financing”). Each unit includes a warrant to purchase 20,000 shares of our voting common stock at an exercise price of $3.38 per share until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which includes interest payable quarterly at the annual rate of 8%. Commonwealth served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction. Our Chairman of the Board of Directors is the co-founder of Commonwealth, and served as its chairman and chief executive officer. Currently, our Chairman of the Board of Directors is also chairman and chief executive officer of Commonwealth Associates Group Holdings, and a managing partner of ComVest Investment Partners, L.P.

Of the gross proceeds from the 2004 Bridge Financing, $3.7 million was received from Comvest Venture Partners, L.P., Shea Ventures, LLC (greater than 5% shareholder of our common stock), PS Capital LLC (whose managing director was Comdial’s Chairman of our Executive Committee), Robert Priddy (greater than 5% shareholder of our common stock) and Neil P. Lichtman, our CEO, all of which are related parties. In addition, we issued 2004 Bridge Warrants to purchase 0.5 million shares of common stock to those same related parties. All 2004 Bridge Warrants were outstanding as of December 31, 2004.

During December 2004, we entered into an agreement with Commonwealth to provide financial advisory and investment banking services. Upon execution of the agreement, we paid Commonwealth $25,000 in cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on our financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning in 2006, with early adoption encouraged. We are currently evaluating the methodology for adoption on the impending effective date. Since we continue to issue options to employees and directors, management does expect this standard to have an impact on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The majority of our debt is in the form of fixed-rate notes. We do not expect changes in interest rates to have a material effect on income or cash flows in 2005 although there can be no assurances that interest rates will not change significantly. We do not believe that a 5% change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors of Comdial Corporation:

We have audited the accompanying consolidated balance sheet of Comdial Corporation (“the Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2004. Our audit also includes the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdial Corporation at December 31, 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company has incurred recurring net losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations beyond June 30, 2005. In addition, during the first fiscal quarter of the year ending December 31, 2005, the Company defaulted on certain terms and conditions of debt instruments that had a carrying value of $15,969,000 as of December 31, 2004 (face value of $26,643,000 as of December 31, 2004), which defaults have not been cured by the Company or waived by the creditors and, as a result, payment of such debt could be accelerated by the creditors. The negative operating trends experienced by the Company and the debt defaults have resulted in a working capital deficiency of $8,773,000 as of December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans with regard to this uncertainty, including management’s specific plans for restructuring activities, are discussed in the footnotes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman Piser & Company, P.A.

Tampa, Florida
February 18, 2005, except for Notes 1, 2 and 8, as to which the date is March 31, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of Comdial Corporation:

We have audited the accompanying consolidated balance sheet of Comdial Corporation (“the Company”) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdial Corporation at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
March 15, 2004

Consolidated Balance Sheets

In thousands, except per share amounts	December 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$6,784	$2,931
Restricted cash	1,290	1,000
Accounts receivable (less allowance for doubtful accounts: 2004 - $231; 2003 - $266)	3,292	3,765
Inventories	3,834	4,970
Prepaid expenses and other current assets	1,061	348

Total current assets	16,261	13,014

Property and equipment - net	1,809	2,783
Goodwill - net	3,375	3,375
Capitalized software development costs - net	4,615	4,621
Deferred financing costs - net	1,514	1,125
Other assets	2,805	2,758

Total assets	$30,379	$27,676

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$3,495	$4,944
Accrued payroll and related expenses	1,471	826
Accrued promotional allowances	1,721	1,511
Other accrued liabilities	2,246	1,289
Current maturities of long-term debt	132	389
Debt in default	10,178	—
Debt due to related parties in default	5,791	—

Total current liabilities	25,034	8,959

Long-term debt	9	7,939
Long-term debt to related parties	—	5,770
Pension obligations	9,495	8,441
Other long-term liabilities	882	1,966

Total liabilities	35,420	33,075

Commitments and Contingencies (Note 7 and 15)	—	—

Stockholders’ deficit
Common stock, $0.01 par value (Authorized 60,000 shares; issued and outstanding 2004 - 9,819; 2003 - 8,968)	684	676
Paid-in capital	143,074	133,835
Accumulated deficit	(139,147)	(131,469)
Accumulated other comprehensive loss - pension obligations	(9,652)	(8,441)

Total stockholders’ deficit	(5,041)	(5,399)

Total liabilities and stockholders’ deficit	$30,379	$27,676

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

	Years Ended December 31,
In thousands, except per share amounts	2004	2003	2002
Net sales	$39,583	$47,941	$51,721
Cost of goods sold	25,102	31,477	34,505

Gross profit	14,481	16,464	17,216

Operating expenses
Selling, general & administrative	16,001	15,453	20,572
Engineering, research & development	3,647	3,450	5,292
Stock compensation expense	24	26	460
Restructuring	532	—	—
Impairments of long-lived assets	157	365	962

Operating loss	(5,880)	(2,830)	(10,070)

Other expense (income)
Interest expense	2,500	3,279	7,803
(Gain) loss on disposal of assets	(78)	(3)	350
Gain on senior debt restructurings	—	—	(14,883)
Gain on other liability restructurings	—	—	(3,848)
Gain on lease renegotiation	(642)	—	(2,834)
Gain from arbitration award	—	—	(2,942)
Miscellaneous expense (income) - net	18	(15)	(202)

(Loss) income before income taxes	(7,678)	(6,091)	6,486
Income tax expense	—	—	—

Net (loss) income	(7,678)	(6,091)	6,486

Preferred stock dividends	—	—	(284)
Gain on redemption of preferred stock	—	—	1,000

(Loss) income applicable to common stock	$(7,678)	$(6,091)	$7,202

(Loss) income per common share:
Basic	$(0.82)	$(0.70)	$3.59
Diluted	$(0.82)	$(0.70)	$3.10

Weighted average common shares outstanding:
Basic	9,324	8,758	2,006
Diluted	9,324	8,758	2,325

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Deferred Stock Incentive		Paid-in Capital
In thousands	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2002	—	—	622	$93	1	$201	$123,226
Issuance of common stock			17	3			59
Issuance of warrants							6,994
Issuance of convertible notes							3,545
Issuance of preferred stock	67	$10,000					(9,000)
Dividends on preferred stock							(284)
Conversion of notes to equity			3,556	533			—
Redemption of preferred stock	(67)	(10,000)					10,000
Retirement of treasury shares			(9)	(1)			(1,295)
Warrants exercised			4,329	43			(43)
Retirement of deferred stock					(1)	(201)	85
Net loss
Minimum pension liability adjustment

Comprehensive loss

Balance at December 31, 2002	—	—	8,515	671	—	—	133,287
Issuance of common stock for acquisition			250	3			497
Stock compensation expense							26
Warrants exercised			203	2			25
Net loss
Minimum pension liability adjustment

Comprehensive loss

Balance at December 31, 2003	—	—	8,968	676	—	—	133,835
Stock compensation expense							237
Warrants issued with 2004 Bridge Financing							4,000
Embedded beneficial conversion feature in 2004 Bridge Financing							5,000
Warrants exercised			832	8			2
Stock options exercised			19	—
Net loss
Minimum pension liability adjustment
Comprehensive loss

Balance at December 31, 2004	—	$—	9,819	$684	—	$—	$143,074

	Treasury Stock		Accumulated Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss
In thousands	Shares	Amount				Total
Balance at January 1, 2002	(9)	$(1,296)	$(131,864)	—	—	$(9,640)
Issuance of common stock						62
Issuance of warrants						6,994
Issuance of convertible notes						3,545
Issuance of preferred stock						1,000
Dividends on preferred stock						(284)
Conversion of notes to equity						533
Redemption of preferred stock						—
Retirement of treasury shares	9	1,296				—
Warrants exercised						—
Retirement of deferred stock						(116)
Net income			6,486	$6,486		6,486
Minimum pension liability adjustment				(8,241)	$(8,241)	(8,241)

Comprehensive loss				$(1,755)

Balance at December 31, 2002	—	—	(125,378)		(8,241)	339
Issuance of common stock for acquisition						500
Stock compensation expense						26
Warrants exercised						27
Net loss			(6,091)	(6,091)		(6,091)
Minimum pension liability adjustment				(200)	(200)	(200)

Comprehensive loss				$(6,291)

Balance at December 31, 2003	—	—	(131,469)		(8,441)	(5,399)
Stock compensation expense						237
Warrants issued with 2004 Bridge Financing						4,000
Embedded beneficial conversion feature in 2004 Bridge Financing						5,000
Warrants exercised						10
Stock options exercised
Net loss			(7,678)	(7,678)		(7,678)
Minimum pension liability adjustment				(1,211)	(1,211)	(1,211)

Comprehensive loss				$(8,889)

Balance at December 31, 2004	—	$—	$(139,147)		$(9,652)	$(5,041)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
In thousands	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(7,678)	$(6,091)	$6,486
Adjustments to reconcile net (loss) income to operating cash flows:
Depreciation and amortization	3,935	4,293	5,563
Impairments of long-lived assets	158	365	962
Amortization of deferred financing costs	355	563	2,888
Accretion of discount on notes	845	1,584	3,230
Gain on debt and other liability restructuring	—	—	(20,146)
Gain on lease renegotiation	(642)	—	(2,834)
Stock compensation expense	24	26	460
Bad debt expense	5	(129)	636
Restructuring charges	532	—	—
Inventory obsolescence and valuation provision	16	1,750	937
(Gain) loss on sale of assets	(78)	(3)	350
Changes in operating assets and liabilities, net of effects from purchase of subsidiary:
Accounts receivable	468	4,648	2,674
Inventory	1,120	(637)	467
Prepaid expenses and other assets	(1,092)	1,692	(3,083)
Accounts payable	(1,476)	(3,557)	(1,377)
Other liabilities	87	(792)	(4,078)

Net cash (used in) provided by operating activities	(3,421)	3,712	(6,865)

Cash flows from investing activities:
Proceeds received from sale of assets	80	3	279
Purchase of subsidiary, net of cash acquired	—	(15)	—
Purchase of note receivable	(800)	—	—
Capital expenditures	(375)	(251)	(39)
Capitalized software additions	(2,194)	(2,067)	(719)

Net cash used in investing activities	(3,289)	(2,330)	(479)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants	3,550	—	525
Proceeds from issuance of bridge notes to related parties	5,450	—	3,475
Proceeds from issuance of private placement debt	—	—	7,850
Proceeds from issuance of private placement debt to related parties	—	—	4,000
Net repayments under revolver agreement	—	—	(5,750)
Net borrowings under line of credit agreement	2,326	—	—
Additions to capital leases	10	—	—
Proceeds from issuance of common stock	10	27	—
Principal payments on notes payable	—	(169)	(349)
Principal payments under capital lease obligations	(493)	(475)	(480)
Increase in restricted cash	(290)	(1,000)	—

Net cash provided by (used in) financing activities	10,563	(1,617)	9,271

Net increase (decrease) in cash and cash equivalents	3,853	(235)	1,927

Cash and cash equivalents at beginning of year	2,931	3,166	1,239

Cash and cash equivalents at end of year	$6,784	$2,931	$3,166

Supplemental information - Cash paid during the year for:
Interest	$991	$682	$1,209
Interest to related parties	723	495	51

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in connection with acquisition	$—	$500	$—
Accounts payable converted to notes payable	—	—	288
Debt cancelled upon return of inventory to supplier	—	—	2,040
Assets acquired through capital lease transactions	168	—	1,336
Debt converted to preferred stock	—	—	10,000
Redemption of preferred stock	—	—	1,000
Warrants issued in connection with leasing arrangement	—	—	99
Warrants issued in connection with bridge financing	4,292	—	653
Warrants issued to related parties in connection with bridge financing	2,851	—	1,348
Warrants issued in connection with private placement financing	—	—	2,160
Warrants issued to related parties in connection with private placement financing	—	—	2,223
Stock issued in connection with conversion of bridge notes	—	—	133
Stock issued to related parties in connection with conversion of bridge notes	—	—	400

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Comdial Corporation and its subsidiaries (together, “Comdial” or the “Company”) is a United States based developer and distributor of business communications systems. Comdial’s principal end-user customers are small to mid-sized offices throughout the U.S. and certain international markets. Our distribution network consists of three major distributors and direct sales to dealers, national account customers and government entities. Beginning in fiscal 2001, the Company outsourced the majority of its manufacturing operations to four suppliers.

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

LIQUIDITY AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, the Company has incurred losses of $7.7 million and $6.1 million during the years ended December 31, 2004 and 2003, respectively, and used significant amounts of cash in its recent operating activities. In addition, during the first fiscal quarter of the year ending December 31, 2005, the Company defaulted on certain terms and conditions of debt instruments that had a carrying value of $15.9 million as of December 31, 2004 (face value of $26.6 million as of December 31, 2004), which defaults have not been cured by the Company or waived by the creditors and, as a result, payment of such debt could be accelerated by the creditors. The negative operating trends experienced by the Company and the debt defaults have resulted in a working capital deficiency of $8.8 million as of December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 29, 2004, the Company executed a credit facility with Silicon Valley Bank (the “Bank”), which allows for borrowing against certain of the Company’s accounts receivable up to a maximum of $2.5 million. Loans against the line bear interest at a rate equal to the prime rate plus three (3) percentage points per annum and are secured by all of the Company’s assets. Additional terms include a $1,000 per month collateral monitoring fee and an unused line fee in an amount equal to 0.375% per annum of the average daily unused and undisbursed portion. A termination fee applies if the Company terminates the credit facility within twelve (12) months. All present and future debt is subordinate to the outstanding obligations related to this facility. The credit facility matures on October 29, 2005 and contains a financial covenant related to net worth. As of December 31, 2004, the outstanding borrowings under the credit facility totaled $2.3 million. As of January 31, 2005, the Company was not able to comply with the financial covenant associated with the credit facility and is working with the Bank to determine alternatives related to the credit facility. As a result of the default, the Bank may cease making loans and could accelerate and declare all amounts due, which was $2.3 million as of December 31, 2004. The Bank agreed to forbear from exercising its rights and remedies as a result of the default through March 31, 2005.

Additionally, the Company did not make its quarterly interest payments totaling $0.5 million due on March 31, 2005 on its 2002 private placement debt, including amounts owed to Winfield Capital Corp., and the 2004 bridge financing debt, which had an aggregate carrying value of $13.6 million as of December 31, 2004 (aggregate face value of $24.3 million) (See Notes 2 and 8). Consequently, all such debt is in default and carried as a current liability in the accompanying December 31, 2004 balance sheet. While the note holders have not indicated their intention to require immediate payment of all or any portion of the outstanding principal of $24.3 million, and accrued interest of $0.5 million, they have the right to do so.

The Company has a working capital deficiency of $8.8 million as of December 31, 2004. It’s principal sources of liquidity at December 31, 2004 consisted of the remaining available borrowings under the aforementioned credit facility, which is in default, and approximately $6.8 million of cash and cash equivalents, compared to approximately $2.9 million in cash and cash equivalents at December 31, 2003. Available borrowings under the credit facility as of December 31, 2004 were approximately $0.2 million and, due to the default, there can be no assurance that the Company can draw this amount and, in fact, could be required by the Bank to repay the entire outstanding balance.

The Company’s cash position is deteriorating. As of March 31, 2005, the Company’s cash balance was approximately $2.7 million. Considering management’s projected cash requirements for 2005, available cash resources will be insufficient by approximately $3.0 million to allow the Company to continue as a going concern. At current operating levels, management estimates that the Company’s current cash reserves will be exhausted by the second quarter of 2005. Therefore, management will be required to work with the Bank to determine alternatives related to the credit facility, as well as raise additional equity and/or debt financing in order to continue to operate. Management is actively seeking additional funding, including from certain of the Company’s current debt holders to support this projected cash shortfall. There are no formal committed financing arrangements in place and there can be no assurance that any additional financing will be available on acceptable terms, if at all. The Company is also evaluating the merits of a financial restructuring and other alternatives that would potentially improve the Company’s liquidity and financial position.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Comdial Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements and for the reporting periods. The most significant estimates relate to customer incentive programs, price protection, allowances for doubtful accounts and product returns, inventory obsolescence, warranty accruals, intangible asset impairment valuations and lives, employee benefit plans, legal contingency accruals and the valuation of deferred tax assets. These estimates may be adjusted as more current information becomes available and any adjustment could be significant.

CASH AND CASH EQUIVALENTS

Cash equivalents are defined as short-term liquid investments with maturities, at the time of purchase, of less than 90 days that are readily convertible into cash.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at net realizable value, the amount the Company expects to collect on gross customer trade receivables. The Company establishes general reserves for doubtful accounts of varying percentages based on the aging categories of the receivables. The Company also establishes specific reserves for receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for doubtful accounts. Comdial does not generally require collateral for receivables.

The Company generates a significant amount of net sales from three distributors, ALLTEL Supply, Inc., Graybar Electric Company, Inc., and Sprint/North Supply Inc. During the three years ended December 31, 2004, 2003 and 2002, 78%, 86% and 89%, respectively, of the Company’s net sales were generated from these three companies. If any one of these companies either decides to stop selling our products or experiences significant financial difficulties that negatively impact their ability to sell our products, Comdial could potentially experience significant declines in net sales and cash flow performance.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method for all buildings, land improvements, machinery and equipment and capitalized lease property over their estimated useful lives or lease term, if shorter. Expenditures for maintenance and repairs of property and equipment are charged to expense. Improvements and repairs, which extend economic lives, are capitalized.

The estimated useful lives of the Company’s property and equipment are as follows:

Buildings	30 years
Land Improvements	15 years
Machinery and Equipment	7 years
Computer Hardware Equipment and Tooling	5 years
Leasehold Improvements	5 years
Computer Software for Internal Use	5 years

GOODWILL

The cost in excess of the fair value of net assets of businesses acquired (goodwill) was amortized in 2001 and prior years over periods ranging from 2 to 10 years. Effective January 1, 2002, the Company ceased amortizing goodwill, pursuant to Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” At December 31, 2004 and 2003, the Company had goodwill of $3.4 million, net of accumulated amortization of $14.0 million.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Comdial incurs costs associated with the development of software related to Comdial’s various products, including development performed by outside contract engineers. The Company accounts for such software costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Costs capitalized in accordance with SFAS No. 86 are amortized using the straight-line method over their useful lives, which are estimated by the Company to be three years. The total amount of unamortized software development costs is $4.6 million and $4.6 million at December 31, 2004 and 2003, respectively. Accumulated amortization of software development costs is $14.1 million and $11.9 million at December 31, 2004 and 2003, respectively. Total software development costs of $2.2 million, $2.1 million and $0.7 million were capitalized in the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of capitalized software development costs of $2.2 million, $2.4 million and $3.1 million was recorded in the years ended December 31, 2004, 2003 and 2002, respectively.

INVESTMENT AND NOTE RECEIVABLE

Debt securities that Comdial Corporation has the ability and intent to hold to maturity are carried at amortized cost. As of December 31, 2004, the Company carries an 8%, $0.8 million face value note receivable that matures in one year as a held-to-maturity debt security in current assets, included in the caption prepaid expenses and other current assets.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs for the fiscal years ended 2004, 2003 and 2002, comprise the majority of engineering, research, and development costs, which were $3.6 million, $3.5 million and $5.3 million, respectively.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews its non-amortizable long-lived assets, including intangible assets and goodwill for impairment annually, or sooner whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Other depreciable or amortizable assets are reviewed when indications of impairment exist. Upon such an occurrence, recoverability of these assets is determined as follows. For long-lived assets that are held for use, the Company compares the forecasted undiscounted net cash flows to the carrying amount. If the long-lived asset is determined to be unable to recover the carrying amount, then it is written down to fair value. For long-lived assets held for sale, assets are written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. Intangibles with indefinite lives are tested by comparing their carrying amounts to fair value. Impairment within goodwill is tested using a two step method. The first step is to compare the fair value of the reporting unit to its book value, including goodwill. If the fair value of the unit is less than its book value, the Company then determines the implied fair value of goodwill by deducting the fair value of the reporting unit’s net assets from the fair value of the reporting unit. If the book value of goodwill is greater than its implied fair value, the Company writes down goodwill to its implied fair value. The Company’s goodwill relates to the messaging business segment.

During 2004, 2003 and 2002, as a result of the Company’s restructuring, discontinuance of certain of its product lines and the initiative to outsource manufacturing, the Company identified certain long-lived assets that were impaired under the approaches described above. Charges for impairment are recorded as a separate component of the Company’s operations.

FUTURE AMORTIZATION EXPENSE OF INTANGIBLE ASSETS

The estimated amortization expense of intangible assets included in the balance sheet as of December 31, 2004, for each of the following five years is as follows:

Year Ending December 31, In thousands	Amortization Expense
2005	$2,584
2006	2,963
2007	892
2008	63
2009	110

Total	$6,612

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Prior to terminating the benefits in June 2002, Comdial accrued estimated costs relating to postretirement health care and life insurance benefits. In 2004, 2003 and 2002, Comdial recognized expense of $0, $0 and $3,500, respectively.

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

ADVERTISING COSTS

Costs related to advertising are expensed as incurred. Advertising expense was $0.4 million, $0.6 million and $0.8 million in 2004, 2003 and 2002, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Comdial accounts for stock-based compensation using the intrinsic value method under Accounting Principles

Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In 2004, the Company recorded stock compensation expense of approximately $24,000. The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 (“SFAS 148”), “Transition and Disclosure, an Amendment of SFAS 123”, to stock-based employee compensation, expensed on a straight-line basis:

In thousands except per share amounts	2004	2003	2002
Net (loss) income: As reported	$(7,678)	$(6,091)	$6,486
Add: Stock-based employee compensation expense included in net (loss) income, net of related tax effects	24	26	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,965)	(771)	(614)

Net (loss) income: Pro forma	$(9,619)	$(6,836)	$5,872

Basic (loss) earnings per share:
As reported	$(0.82)	$(0.70)	$3.23
Pro forma	$(1.03)	$(0.78)	$2.93
Diluted (loss) earnings per share:
As reported	$(0.82)	$(0.70)	$2.79
Pro forma	$(1.03)	$(0.78)	$2.53

INCOME TAXES

Comdial uses the liability method of accounting for income taxes, which is based on the differences between the financial statement and tax basis of assets and liabilities multiplied by the enacted tax rates that are known to be in effect when the differences reverse. The measurement of deferred tax assets is impacted by the amount of any tax benefits where, based on available evidence, the likelihood of realization can be established. Comdial has incurred cumulative operating losses for the last three years for financial statement and tax reporting purposes and has adjusted its valuation allowance account to equal the net deferred tax assets. Tax credits, if any, will be utilized to reduce current and future income tax expense and payments.

We estimate our actual current tax exposures together with our temporary differences resulting from differing treatment of items for accounting and tax purposes. These temporary differences result in deferred tax assets and liabilities. We then must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, based on the guidance in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, we establish a valuation allowance. As of December 31, 2004 and 2003, all net deferred tax assets were reduced by a valuation allowance. In later years, after the Company ceases to have cumulative tax losses for three years, management will need to assess the continuing need for a full or partial valuation allowance. Significant judgment is required in this calculation and changes in this assessment could result in income tax benefits, in later periods, or the continued provision of valuation allowances until the realizability is more likely than not.

Due to the three-year cumulative basis losses, the Company recorded a valuation allowance equal to its net deferred tax assets of $44.7 and $41.5 million as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recorded an increase (decrease) of its valuation allowance of $3.2 million, $(0.4) million and $(0.5) million, respectively. Approximately $3.6 million of the valuation allowance relates to tax benefits from a pension obligation that will be credited to other comprehensive income when realized.

At December 31, 2004, Comdial had net operating loss and credit carryovers of approximately $71.4 million and $1.4 million respectively, expiring beginning in 2005 through the year 2024. However, the Company experienced a change in control in 2002. As a result, pursuant to the provisions of the Internal Revenue Code (“IRC”) §382 the Company is subject to limitations on annual net operating loss deductions. As such, a significant portion of the net operating losses and tax credits are expected to expire prior to utilization.

(LOSS) INCOME PER COMMON SHARE

Basic (loss) income per common share is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares and potentially dilutive common equivalents outstanding during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The Company has evaluated the carrying value of its debt at December 31, 2004 and 2003, and believes it approximates fair value.

OTHER COMPREHENSIVE LOSS

Other comprehensive loss is recorded directly to a separate section of stockholders’ (deficit) equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of adjustments to the minimum pension liability. The minimum pension liability adjustment represents the excess of the additional pension liability over the fair value of plan assets.

PRODUCT WARRANTY LIABILITY

In most cases, we provide a two-year warranty to our customers, including repair or replacement of defective equipment. Our outsource manufacturing partners are responsible for the first year of the warranty repair work. We use a third party contractor to perform much of this warranty. We provide for the estimated cost of product warranties at the time the revenue is recognized. We calculate our warranty liability based on historical product return rates and estimated average repair costs. While we engage in various product quality programs and processes, our warranty obligation may be affected by product failure rates, the ability of our outsource manufacturers to satisfy warranty claims and the cost of warranty repairs charged by the third party contractor. The outcome of these items could differ from our estimates and revisions to the warranty estimates could be required. The table below summarizes the changes in the Company’s product warranty liability at December 31, 2004 and 2003:

December 31, In thousands	2004	2003
Warranty liability at beginning of year	$577	$800
Repair costs paid during current year	(264)	(401)
Reductions for changes in accruals for warranties issued in prior year	(121)	(399)
Additions for warranties issued during current year	434	577

Warranty liability at December 31,	$626	$577

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning in 2006, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date. Since the Company continues to issue options to employees and directors, management does expect this standard to have an impact on the Company’s financial condition and results of operations.

NOTE 2. FINANCINGS

2004 Bridge Financing

On March 12, 2004, the Company completed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million (the “2004 Bridge Financing”) and net proceeds of $8.2 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share at any time until February 17, 2007 (the “2004 Bridge Warrants”) and a $0.1 million subordinated convertible note which requires interest-only payments quarterly at the annual rate of 8% (the “2004 Bridge Notes”). The 2004 Bridge Notes have an aggregate face value of $9.0 million. Commonwealth Associates, L.P. (“Commonwealth”) served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction, or $0.7 million.

The 2004 Bridge Notes are subordinate to the senior subordinated secured convertible notes that were issued by the Company pursuant to the private placement the Company consummated in September and October 2002 for gross proceeds of $13.3 million (the “Placement Notes”) and the private placement the Company consummated with WinfieldCapital Corp. in 2002 of $2.0 million (the “Winfield Note”) and to any senior credit facility or other secured obligations the Company enters into with a bank, insurance company, finance company or other institutional lender, including the credit facility the Company obtained in April 2004.

The holders of the 2004 Bridge Notes have the right to convert the 2004 Bridge Notes into common stock at the conversion price of $2.50 per share at any time prior to the maturity of the notes, in whole or in part. The Company may convert the 2004 Bridge Notes into common stock at $2.50 per share if (i) the average closing price of the common stock equals or exceeds $5.00 per share for 20 consecutive trading days, (ii) the average daily trading volume during such 20 days is at least 50,000 shares, (iii) the common stock is then trading on a national stock exchange such as the Nasdaq National Market or the Nasdaq SmallCap Market, (iv) the shares into which the Bridge Notes would be converted are registered with the Securities and Exchange Commission (“SEC”) or are exempt from registration pursuant to SEC Rule 144(k), and (v) the shares are not subject to any contractual restrictions on trading, such as a lock-up agreement with an underwriter. The 2004 Bridge Notes mature on the earlier of (i) the later of September 27, 2005 or the maturity of the 2002 Placement notes or (ii) the occurrence of certain events. However, due to the Company’s failure to make interest payments on the 2004 Bridge notes in the first quarter of 2005 which constitutes an event of default, the note holders, at their election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004.

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

The proceeds from the 2004 Bridge Financing were allocated to the securities sold in the 2004 Bridge Financing on a relative fair value basis. The Company further discounted the remaining proceeds associated with the 2004 Bridge Notes with an allocation to a beneficial conversion option embedded in the notes. The Company will amortize the aggregate discounts of $9.0 million on the 2004 Bridge Notes to interest expense over the term of the notes using an effective interest rate of 52%. Amortization of debt discount and deferred finance costs associated with the 2004 Bridge Notes amounted to $0.2 million during the year ended December 31, 2004. Amortization of debt discount and deferred financing costs during the years ended December 31, 2005 and 2006 are estimated to be $0.1 million and $9.7 million, respectively.

2002 Bridge Financing

On June 21, 2002, Comdial completed a private placement by issuing 7% senior subordinated secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $2,250,000, pursuant to subscription agreements (the “Subscription Agreements”) which provided for up to $4 million of bridge financing to the Company (the “Bridge Financing”). During the third quarter of 2002, additional proceeds of $1,750,000 were received to complete the Bridge Financing. Proceeds of the Bridge Financing were to be used for working capital and to accelerate development and delivery of Comdial’s small and medium business (“SMB”) telephony solutions. The Company’s Board of Directors obtained a fairness opinion from the investment banking firm of Raymond James & Associates, Inc. in connection with this transaction.

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

In connection with the 2004 Bridge Financing, the Company entered into an amendment to the Placement Notes that extends the maturity of the notes by one year to September 27, 2006, and gives the holders conversion rights. Such conversion shall be at a conversion price of $5.00 per share exercisable at any time prior to maturity; except that, the conversion price was $3.38 for a period commencing 20 calendar days after the filing of an Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and

ending on the later of (i) March 31, 2004, or (ii) five business days after shareholder approval of the 2004 Bridge Financing became effective in accordance with Regulation 14C. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes. In the first quarter of 2005, the Company failed to make interest payments on the 2002 Private Placement notes. As a result of this event of default, the note holders, at their election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004.

2002 Private Placement - Winfield

Also on September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million (the “Winfield Transaction”). The Winfield Transaction consisted the Winfield Note and warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share (the “Winfield Warrants”) at any time through September 27, 2004. The Winfield Note is due on September 27, 2005 and provide for quarterly interest-only payments with the entire principal due upon maturity. However, due to the Company’s failure to make interest payments on the Winfield Note in the first quarter of 2005, which constitutes an event of default, the note holder, at its election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004.

The Winfield Note may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 for 20 consecutive trading days. The initial conversion price of the Winfield Note is $4.95 per share. The conversion price of the Winfield Note is subject to downward adjustment in the event of certain defaults. The Winfield Note is senior in right of payment and security to the Placement Notes.

The Winfield Note contains a provision under which the Company is required to prepay a portion of the Note equal to 50% of the amount raised in excess of $5 million from any subsequent financing transaction. In the second quarter of 2004, the Company entered into an amendment to the Winfield Note (the “Amendment”) that changed the maturity date to March 27, 2006 and changed the Company’s option to extend the maturity date of the notes to up to six months (versus up to one year under the original note agreement). This amendment resulted in no gain or loss being recognized at the time of the amendment. The amendment also included a waiver of the mandatory prepayment provision in the original note, solely with respect to the 2004 Bridge Financing.

The Winfield Note is senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

2002 Advisory Agreement

On June 7, 2002, Comdial entered into an advisory agreement with Commonwealth pursuant to which the Company engaged Commonwealth to perform financial advisory and consulting services in connection with the Bridge Financing and the restructuring of the Company’s outstanding indebtedness to its senior bank lender (the “Debt Restructuring”). Commonwealth received 16,667 shares of Comdial’s common stock upon signing of the agreement (the “Advisory Shares”) and warrants (the “Advisory Warrants”) to purchase 150,485 shares of common stock (representing 5% of our then outstanding fully-diluted capital stock) with an exercise price of $0.15 per share, upon the initial closing of the Bridge Financing on June 21, 2002. The Advisory Shares were valued using the stock price on the date of issuance and were expensed immediately. Commonwealth received additional Advisory Warrants of 76,462 because Comdial received additional proceeds of $1,750,000 from the Bridge Financing during the third quarter of 2002. The Advisory Warrants are exercisable at any time through June 21, 2007.

Pursuant to the Advisory Agreement, Commonwealth was also engaged to assist the Company in raising additional debt and/or equity securities and in securing a new senior lender. In connection with the Private Placement and the Winfield Transaction, Commonwealth received a 7% placement fee equaling approximately $1 million and approximately $0.3 million in expenses. Also as a result of the Private Placement and the Winfield Transaction, the Company issued additional Advisory Warrants to Commonwealth to acquire a total of 454,727 shares of common stock at an exercise price of $0.15 per share. The Company received $775,000 in new investments from the Second Closing on October 29, 2002. In connection with the Second Closing, Commonwealth received a 7% placement fee equaling approximately $55,000, approximately $44,000 in expenses, and additional Advisory Warrants to acquire 25,833 shares of common stock at an exercise price of $0.15 per share. Two representatives of Commonwealth now serve on the Board of Directors of the Company.

2002 Senior Debt Restructuring

In June 2002, ComVest Venture Partners, L.P. (“ComVest”), an affiliate of Commonwealth, entered into an agreement with Bank of America, N.A., (“BofA”), the Company’s senior lender, to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Series B Alternate Rate Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to BofA and the 1 million shares of preferred stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction, ComVest assigned its right to purchase the debt and the preferred stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay BofA in full. In connection with this debt restructuring, Commonwealth received an advisory fee of $0.5 million, which was expensed immediately as a reduction of the gain on senior debt restructurings. After considering the repayment of BofA, and the payment of fees and expenses, the Company received net proceeds of approximately $2.7 million (excluding the Second Closing).

NOTE 3. DEBT AND OTHER LIABILITY RESTRUCTURINGS

During 2002 and 2004, the Company expended significant efforts to restructure its various liabilities resulting in gains as summarized below:

December 31, In millions	2004	2003	2002
2002 Gain on senior debt restructurings	—	—	$14.9
2002 Gain on other liability restructurings	—	—	3.8
2002 Gain on lease renegotiation	—	—	2.8
2004 Gain on lease renegotiation	$0.6	—	—

Total gain on restructurings	$0.6	—	$21.5

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

Included in the non-bank obligations reduction in 2002 is $2.1 million related to a promissory note that was canceled by a supplier upon Comdial returning the original inventory purchased from the supplier. Upon return of the inventory, Comdial entered into a purchase commitment with the supplier to repurchase $2.1 million of the inventory by January 2007, with a minimum monthly purchase amount of $25,000. No gain or loss was recognized on this transaction. As of December 31, 2004, the Company had sufficient purchase orders in process to meet its minimum commitment and had purchased $1.3 million of the specified products from the supplier.

Also included in the non-bank obligations reduction is $0.5 million related to a supplier canceling the amount owed by Comdial in exchange for a purchase commitment of $0.8 million for product that Comdial must purchase by December 2002. As of December 31, 2002, the Company had fulfilled the commitment.

Gain on 2002 Lease Renegotiation

On March 21, 2002, the Company and Relational Funding Corporation and its assignees (collectively “RFC”) reached agreement to reduce the total payments due under the operating and capital leases from a combined balance of approximately $5.5 million to a payout schedule over 72 months totaling approximately $2.3 million. For the first 30 months, the monthly payment is $39,621, which then reduces to $25,282. As a result of this lease restructuring, leases which were previously classified as operating became capital leases for accounting purposes. Based on the new agreement, the Company recognized a gain of $2.8 million during the first quarter of 2002. In addition, Comdial agreed to provide warrants to RFC to purchase 11,667 shares of the common stock of the Company for $9.15 per share, which warrants have an estimated fair market value of approximately $0.1 million and an expiration date of 2012.

Gain on 2004 Lease Renegotiation

On March 30, 2004, the Company and RFC reached agreement to further reduce the total payments due under the leases from a combined balance of approximately $1.2 million to a payout schedule over 12 months totaling approximately $0.5 million. For the first 11 months, the monthly payment is $40,000, with a final payment of $90,000, which includes $50,000 representing the purchase price of the equipment. Based on the new agreement, the Company recognized a gain on lease restructuring of $0.6 million during the first quarter of 2004.

NOTE 4. ACQUISITIONS & DISPOSALS

Sale/Leaseback of Manufacturing Facility

In March 2001, the Company sold its Charlottesville, Virginia, headquarters and manufacturing facility. The purchase price for the property was $11.4 million, all of which was collected in 2001. The Company leased back a portion of the facility through August 30, 2003, for manufacturing, engineering and technical services functions. In June 2002, the Company renegotiated the lease, as the manufacturing space was no longer being utilized as the Company completed its transition to fully outsourcing all of its manufacturing operations. Under the amended lease, the Company reduced the portion of the facility being leased from approximately 120,000 square feet to approximately 26,000 square feet, effective August 1, 2002, and reduced the remaining lease payment obligation from $1.0 million to $0.3 million for the period August 1, 2002 through August 30, 2003.

The total gain on the sale of the facility amounted to $5.1 million. The Company immediately recognized a gain of $2.9 million in 2001, which is the amount by which the gain exceeds the present value of the minimum lease payments to be made by the Company from the closing date through August 30, 2003. The remaining amount of the gain of $2.2 million was deferred due to the leaseback and was amortized over three years, the term of the lease, as a reduction of rent expense. For the years ended December 31, 2004, 2003 and 2002, the Company amortized $0.0 million, $0.5 million and $0.7 million, respectively, as a reduction of rent expense. As of December 31, 2004, the deferred gain has been fully amortized.

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

Soundpipe Acquisition

On June 6, 2003, Comdial Acquisition Corp. (“CAC”), a Delaware corporation and a wholly-owned subsidiary of Comdial, completed the acquisition of substantially all of the assets of Soundpipe Inc. (“Soundpipe”), a privately held Delaware corporation with its sole office in Santa Clara, California. Soundpipe was primarily engaged in the design and development of telecommunications equipment utilizing voice over Internet Protocol (“VoIP”) technology. The assets acquired include all of Soundpipe’s intellectual property, including, but not limited to equipment prototypes, software source code and several patent applications and trade secrets, and certain physical assets including computer equipment and office furnishings. The operations of CAC have been included in the accompanying statements of operations since the acquisition date.

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

Comdial accounted for the acquisition in accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations” (“Statement 141”). The acquisition was measured on the basis of the fair values exchanged. The Company acquired current assets with an estimated fair value of $12,900 and property and equipment with an estimated fair value of $61,000. Comdial assumed certain operating liabilities with an estimated fair value of $120,000 and issued 250,000 shares of common stock, which were valued at the closing stock price on June 6, 2003 of $2.00 per share, for a fair value of $500,000. To determine the fair value of the acquired technology, Comdial measured the projected discounted net cash flows for the next two years and estimated that the fair market value of the technology significantly exceeded the cost of the acquisition. In accordance with Statement 141, since the total fair value of assets acquired and liabilities assumed exceeded the total cost of the acquisition (the “excess”), the excess was reduced from the fair value assigned to the purchased technology. Consequently, the amount assigned to the acquired technology was $546,000 and is reported in capitalized software development costs in the accompanying consolidated balance sheets.

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

NOTE 5. INVENTORIES

Inventory, net of allowances, consists of the following:

December 31, In thousands	2004	2003
Finished Goods	$3,695	$4,651
Materials and supplies	139	319

Total	$3,834	$4,970

Comdial records provisions for product obsolescence, which reduce gross margin. During 2003, the Company recorded a provision for obsolescence and valuation of $1.8 million mostly due to lower than anticipated demand for discontinued and refurbished products, which the Company had expected to sell during 2003. During 2002, the Company recorded a provision for obsolescence and valuation of $0.9 million, mostly due to discontinued products.

Allowances for inventory obsolescence amounted to $1.3 million and $2.3 million as of December 31, 2004 and 2003, respectively. Changes in reserves will be dependent on management’s estimates of the recoverability of costs from inventory. As of December 31, 2004, the Company purchases substantially all of its finished goods from four outsource manufacturers.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net of impairment charges and accumulated depreciation, consists of the following:

December 31, In thousands	2004	2003
Buildings and leasehold improvements	$438	$432
Machinery and equipment	5,399	5,302
Computer hardware equipment and tooling	5,625	5,372
Computer software for internal use	2,992	2,992
Less accumulated depreciation	(12,645)	(11,315)

Property and equipment - net	$1,809	$2,783

Depreciation expense charged to operations for the years 2004, 2003 and 2002, was $1.5 million, $1.7 million and $2.2 million, respectively.

Due to the Company’s decision in 2001 to outsource the majority of its manufacturing operations, management determined through an impairment analysis that certain of its fixed assets associated with manufacturing were impaired. Accordingly, the Company recognized impairment losses on its property and equipment of $0, $0 million and $0.2 million in fiscal 2004, 2003 and 2002, respectively.

NOTE 7. COMMITMENTS

Operating Lease Obligations

Comdial has various operating lease obligations relating to office and warehouse space and office equipment. Future aggregate minimum rental commitments under operating lease agreements that have initial non-cancelable lease terms in excess of one year are as follows as of December 31, 2004:

Year Ending December 31, In thousands	Operating Leases
2005	$941
2006	977
2007	1,013
2008	1,049
2009	1,086
Thereafter	90

Total minimum lease commitments	$5,156

The lease for the Company’s corporate headquarters includes minimum escalation clauses. The escalating payment requirements are included in the above schedule. The rent expense is recorded on a straight-line basis over the term of the lease. Total rent expense for operating leases, including rentals which are cancelable on short-term notice, for the years ended December 31, 2004, 2003 and 2002, was $1.2 million, $0.8 million and $0.9 million, respectively.

Inventory Purchase Obligations

The Company outsources substantially all of its manufacturing requirements. As of December 31, 2004, the Company had outstanding purchase obligations of approximately $9.4 million with its outsourcing contractors that could not be canceled without significant penalties. In addition, the Company’s outsourcing contractors acquire fabricated parts from various suppliers.

NOTE 8. DEBT IN DEFAULT AND OTHER LONG-TERM DEBT

Long-term debt in default and other long-term debt consists of the following:

In thousands	December 31, 2004	December 31, 2003

Capital leases (See Note 3)	$141	$1,299
2004 Bridge Notes, in default at December 31, 2004, net of discounts of $8,999 and $0, respectively (See Note 2)(a),(e)	1	—
2002 Private Placement Notes, in default at December 31, 2004, net of discounts of $1,586 and $2,358, respectively (b),(e)	11,731	11,166
2002 Private Placement Winfield Note, in default at December 31, 2004, net of discounts of $89 and $160, respectively (c),(e)	1,911	1,633
Credit facility, in default (d)	2,326	—

Total debt, net of discounts of $10,674 and $2,518, respectively	16,110	14,098
Less current maturities on debt	(16,101)	(389)

Total long-term debt	$9	$13,709

(a)	As of December 31, 2004, Comvest, Shea Ventures, LLC, PS Capital LLC, Robert Priddy and Neil P. Lichtman, our CEO, all of which are related parties, hold a total of $3.5 million face value of the 2004 Bridge Notes and 2004 Bridge Warrants to purchase 0.7 million shares of common stock.

See additional terms and information in Note 2. Due to the Company’s failure to make interest payments on the 2004 Bridge Notes in the first quarter of 2005, which constitutes an event of default, the note holders, at their election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004.

(b)	On September 27, 2002 and October 29, 2002, the Company consummated two closings of approximately $12.6 million and $0.7 million, respectively, for a total of $13.3 million under the Private Placement. This includes the conversion of the remaining Bridge Notes of approximately $3.5 million. The Private Placement consisted of the Placement Notes, 7% subordinated secured convertible promissory notes, and the Placement Warrants to purchase an aggregate of approximately 4.5 million shares of the Company’s common stock at an exercise price of $0.15 per share at any time through September 27, 2004. The Placement Warrants, which were valued at $4.1 million using the Black Scholes method, have been recorded as discount on the Placement Notes and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of December 31, 2004, $2.5 million of the discount on the Placement Notes has been accreted.

In connection with the 2004 Bridge Financing (Note 2), the Company entered into an amendment to the Placement Notes that extended the maturity of the notes by one year to September 27, 2006. In the first quarter of 2005, the Company failed to make interest payments on the 2002 Placement Notes. As a result of this default, the note holders, at their election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004. In addition, the Placement Notes may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $10.00 per share for 20 consecutive trading days. The initial conversion price of the Placement Notes is $4.95 per share. The conversion price of the Placement Notes is subject to downward adjustment in the event of certain defaults. The amendment also grants certain registration rights to the holders of the Placement Notes.

The entire principal amount of the Placement Notes is payable on the maturity date. The Placement Notes contain a provision under which the Company is required to prepay a portion of the notes equal to 50% of the amounts raised in excess of $5 million from any subsequent financing transaction. Any such repayment is subordinated in right of payment to the prior payment in full of the principal and interest of the Winfield Note and therefore, the Placement Notes were shown as long-term debt at March 31, 2004. In the second quarter of 2004, the Company obtained a waiver of the prepayment provision under the Placement Notes solely with respect to the 2004 Bridge Financing. Interest at 7% is payable quarterly in arrears. The Placement Notes are secured by a second lien (subordinated to the first lien of Winfield Capital Corp. described in (c) below) on substantially all of the Company’s assets. While the notes are outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

As of December 31, 2004, Comvest, Shea Ventures, LLC, Nickolas Branica, the Company’s former chief executive officer and Robert Priddy, which are related parties, hold a total of $8.9 million face value of the Placement Notes.

In the first quarter of 2005, the Company failed to make interest payments on the 2002 Placement Notes. As a result of this event of default, the note holders, at their election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004.

(c)	On September 27, 2002, the Company consummated a private placement with Winfield Capital Corp. of $2.0 million. The Winfield Transaction consisted of the 12% Winfield Note and the Winfield Warrants to purchase 0.4 million shares of common stock at an exercise price of $0.15 per share at any time through September 27, 2004. The Winfield Warrants, which were valued at $0.3 million using the Black Scholes method, have been recorded as discount on the Winfield Note and are being accreted over the term of the debt, using the effective interest method, and this accretion is included in interest expense. As of December 31, 2004, $0.2 million of the discount on the Winfield Note has been accreted.

The Winfield Note may in the future be convertible under certain circumstances at the option of the Company if the common stock of the Company trades at or above $15.00 per share for 20 consecutive trading days. The initial conversion price of the Winfield Note is $4.95 per share. The conversion price of the Winfield Note is subject to downward adjustment in the event of certain defaults.

The Winfield Note contains a provision under which the Company is required to prepay a portion of the Notes equal to 50% of the amount raised in excess of $5 million from any subsequent financing transaction. Accordingly, as of March 31, 2004, $1.7 million of the Winfield Note’s outstanding principal balance was recorded as current maturities of long-term debt. In the second quarter of 2004, the Company entered into the Amendment to the Winfield Note that changed the maturity date to March 27, 2006 and changed the Company’s option to extend the maturity date of the notes to up to six months (versus up to one year under the original note agreement). This amendment resulted in no gain or loss being recognized at the time of the Amendment. The Amendment also included a waiver of the mandatory prepayment provision in the original note, solely with respect to the 2004 Bridge Financing. Accordingly, the outstanding principal balance was recorded in full as long-term debt as of June 30, 2004. In the first quarter of 2005, the Company failed to make the quarterly interest payments due on the Winfield Note. As a result of this default, the note holders, at their election, may require that the full amount of the principal and accrued interest be paid immediately. Consequently, the liability has been classified as current in the consolidated balance sheet as of December 31, 2004.

The principal amount of the Winfield Note is payable on the maturity date. Interest at 12% is payable quarterly in arrears. The Winfield Note is senior in right of payment and security to the Placement Notes and the 2004 Bridge Notes. While the Winfield Note is outstanding, the Company is restricted from declaring or paying any dividends or distributions on its outstanding common stock.

(d)	On April 29, 2004, the Company executed a loan and security agreement (the “Credit Facility”) with Silicon Valley Bank, which allows for borrowing against certain of the Company’s accounts receivable up to a maximum of $2.5 million. Loans against the line bear interest at a rate equal to the prime rate plus three (3) percentage points per annum and are secured by all of the Company’s assets. Additional terms include a $1,000 per month collateral monitoring fee and an unused line fee in an amount equal to 0.375% per annum of the average daily unused and undisbursed portion. A termination fee applies if the Company terminates the Credit Facility within twelve (12) months. All present and future debt of the Company is subordinate to the outstanding obligations related to this facility. The Credit Facility matures on October 29, 2005 and contains a financial covenant related to net worth. As of December 31, 2004, the outstanding borrowings under the Credit Facility totaled $2.3 million. During the first quarter of 2005, the Company was not able to comply with the financial covenant associated with the Credit Facility and is working with the Bank to determine alternatives related to the credit facility. As a result of the default, the Bank may cease making loans and could accelerate and declare all amounts due, which was $2.3 million as of December 31, 2004. The Bank agreed to forbear from exercising its rights and remedies as a result of the default through March 31, 2005.

(e)	As noted above, the Company did not make its quarterly interest payments due on March 31, 2005 on its

2002 Placement Notes, 2002 Winfield Note, and the 2004 Bridge Notes, which had an aggregate carrying value of $13.6 million as of December 31, 2004, and is net of aggregate discounts of $10.7 million. While the note holders have not indicated their intention to require immediate payment of all or any portion of the outstanding principal and accrued interest, they have the right to do so. In the event that any acceleration of payment is required, the discounts associated with these notes would also accelerate resulting in an immediate charge to interest expense for the respective unamortized discount associated with the accelerated amount.

Long-term debt maturities under the original terms, including future minimum lease commitments for capitalized leases, are as follows:

Year Ending December 31, In thousands	Capital Leases	Other Long-Term Debt	Total
2005	$132	$2,326	$2,458
2006	3	24,317	24,320
2007	2	0	2
2008	2	0	2
2009	2	0	2
Thereafter	0	0	0

Total minimum commitments	$141	$26,643	$26,784

Assets recorded under capital leases (included in property and equipment in the accompanying consolidated balance sheets) are as follows:

December 31, In thousands	2004	2003
Capital leases	$1,505	$1,336
Less accumulated amortization	(1,369)	(880)

Capital leases - net	$136	$456

Amortization of assets recorded under capital leases is included in depreciation expense.

NOTE 9. INCOME TAXES

The Company did not generate taxable income during the years ended December 31, 2004, 2003 and 2002, and, therefore, did not record any income tax provision for those periods.

The income tax provision reconciled to the tax computed at statutory rates for the years ended December 31, is summarized as follows:

In thousands	2004	2003	2002
Federal tax (benefit) at statutory rate(34% in 2004, 2003 and 2002)	$(2,611)	$(2,071)	$2,205
State income (benefit) tax net of federal tax	(281)	(220)	257
Nondeductible charges	(343)	21	179
Adjustment to valuation allowance	3,235	2,270	(2,641)

Income tax provision	$—	$—	$—

The components of the net deferred tax assets at December 31, 2004 and 2003 are as follows:

Deferred Assets (Liabilities) In thousands	2004	2003
Net loss carryforwards	$26,657	$23,013
Tax credit carryforwards	1,411	1,411
Inventory	596	1,020
Pension reserve	3,635	3,179
Compensation and benefits	674	629
Capitalized software development costs	2,707	2,379
Other deferred tax assets	429	337
Goodwill	1,481	1,916
Research and development expenditures	5,081	5,708
Allowance for bad debts	87	100
Deferred financing costs	1,600	1,545
Fixed asset depreciation	404	290

Total deferred tax assets	44,762	41,527
Total deferred tax liabilities	—	—

Net deferred tax assets	44,762	41,527
Less: Valuation allowance	(44,762)	(41,527)

Total	$—	$—

Comdial periodically reviews the requirements for a valuation allowance and makes adjustments to such allowances when changes in circumstances result in changes in management’s judgment about the future realization of deferred tax assets. Due to the three-year cumulative basis losses, the Company recorded a valuation allowance equal to its net deferred tax assets of $44.7 and $41.5 million for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recorded an increase (decrease) of its valuation allowance of $3.2 million, $(0.4) million and $(0.5) million, respectively. Approximately $3.6 million of the valuation allowance shown above relates to tax benefits from a pension obligation that will be credited to other comprehensive income when realized.

At December 31, 2004 Comdial had net operating loss and credit carryovers of approximately $71.4 million and $1.4 million respectively, expiring beginning in 2005 through the year 2024. However, the Company experienced a change in control in 2002, pursuant to the provisions of Internal Revenue Code §382 and is subject to limitations on annual net operating loss deductions. As such, a significant portion of the net operating losses and tax credits are expected to expire prior to utilization.

NOTE 10. (LOSS) INCOME PER COMMON SHARE

Basic (loss) income per common share is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is computed by dividing (loss) income applicable to common stockholders by the weighted average number of common shares and potentially dilutive common equivalents outstanding during the period.

Unexercised options to purchase 2,801,435, 1,930,034, 215,768 shares of common stock and warrants to purchase 1,817,708, 905,510 and 11,667 shares of common stock for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computations of diluted loss per share because assumed exercise, using the treasury-stock method, would be anti-dilutive.

The following table discloses the (loss) income per share information for the years ended December 31, 2004, 2003 and 2002.

In thousands, except per share data	2004	2003	2002
Basic:
Net (loss) income	$(7,678)	$(6,091)	$6,486
Preferred stock dividend	—	—	(284)
Gain on redemption of preferred stock	—	—	1,000

(Loss) income applicable to common stockholders	$(7,678)	$(6,091)	$7,202

Weighted average number of common shares outstanding during the period	9,324	8,757	2,005
Dilutive securities	—	—	1

Weighted average number of shares used in calculation of basic (loss) income per common share	9,324	8,757	2,006

(Loss) earnings per share before preferred stock dividend	$(0.82)	$(0.70)	$3.23
Preferred stock dividend	—	—	(0.14)
Gain on redemption of preferred stock	—	—	0.50

(Loss) earnings per share applicable to common stock	$(0.82)	$(0.70)	$3.59

Diluted:
Net (loss) income	$(7,678)	$(6,091)	$6,486
Preferred stock dividend	—	—	(284)
Gain on redemption of preferred stock	—	—	1,000

(Loss) income applicable to common stockholders	$(7,678)	$(6,091)	$7,202

Weighted average number of common shares outstanding during the period	9,324	8,757	2,006
Effect of dilutive stock options	—	—	57
Effect of dilutive warrants	—	—	262

Weighted average number of shares used in calculation of diluted (loss) income per common share	9,324	8,757	2,325

(Loss) income per share before preferred stock dividend	$(0.82)	$(0.70)	$2.79
Preferred stock dividend	—	—	(0.12)
Gain on redemption of preferred stock	—	—	0.43

(Loss) earnings per common share	$(0.82)	$(0.70)	$3.10

During the years ended December 31, 2004, 2003 and 2002, 19,200, 0 and 0 options were exercised at a weighted average exercise price of $0.98, $0, and $0, respectively. During the years ended December 31, 2004, 2003 and 2002, 887,802, 209,941 and 4,509,368 warrants were exercised at a weighted average exercise price of $0.15, $0.15 and $0.15, respectively.

NOTE 11. PENSION AND SAVINGS PLANS

As of December 31, 2004, Comdial has one qualified pension plan that provides benefits based on years of service and an employee’s compensation during the employment period. This plan is a qualified plan for all employees of Comdial. Comdial had a second pension plan that was terminated during 2002; this was a non-qualified plan (“Retirement Benefit Restoration Plan”). The non-qualified plan was strictly for executive officers and/or highly compensated employees who are designated as a participant of the plan by the Compensation Committee of Comdial. The non-qualified plan was not funded.

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

The following table sets forth the change in projected benefit obligations of the pension plans during 2004 and 2003. The measurement date for the Company’s pension accounting is December 31.

In thousands	2004	2003
Benefit obligation at beginning of year	$28,982	$25,643
Interest cost	1,658	1,764
Actuarial loss	839	3,714
Disbursements	(2,653)	(2,139)

Benefit obligation at end of year	$28,826	$28,982

The following table sets forth the change in plan assets of the pension plans and amounts recognized in Comdial’s consolidated balance sheets at December 31, 2004 and 2003.

In thousands	2004	2003
Fair value of plan assets at beginning of year	$22,517	$19,939
Actual return on plan assets	1,029	4,717
Disbursements	(2,653)	(2,139)

Fair value of plan assets at end of year	$20,893	$22,517

Funded status	$(7,933)	$(6,465)
Unrecognized actuarial loss	9,652	8,441

Net amount recognized	$1,719	$1,976

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$1,719	$1,976
Accrued benefit cost	(9,652)	(8,441)
Accumulated other comprehensive loss	9,652	8,441

Net amount recognized	$1,719	$1,976

The following table sets forth the percentage of the fair value of total plan assets of the pension plan at December 31, 2004 and 2003 and the target asset allocation percentages:

In thousands	2004	2003	Target
Equity securities	61%	79%	65%
Debt securities	39%	21%	35%

Total	100%	100%	100%

Subsequent to December 31, 2003 the asset allocation for the plan was adjusted to 65% equity securities and 35% debt securities.

Investment objectives for the Company’s plan assets are to:

•	optimize the long-term return on plan assets at an acceptable level of risk;

•	maintain a broad diversification across asset classes;

•	maintain careful control of the risk level within each asset class; and

•	focus on a long-term return objective.

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

Weighted average assumptions used to determine the benefit obligations for the plan as of December 31, 2004 and 2003, were as follows:

	2004	2003
Discount rate	6.00%	6.00%
Rate of compensation expense	N/A	N/A

For 2004, the Company’s discount rate of 6.0% approximated Moody’s Aa bond rate as of December 31, 2004.

The accumulated benefit obligation for the plan as of December 31, 2004 and 2003 was $28.9 million and $29.0 million, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan:

In thousands
2005	$2,351
2006	2,156
2007	2,006
2008	1,895
2009	1,718
2010-2014	7,779

Weighted average assumptions used to determine the net periodic pension cost for the plans as of December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Discount rate	6.00%	7.25%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	N/A	N/A	N/A

Net periodic pension cost (benefit) for 2004, 2003 and 2002 included the following components:

In thousands	2004	2003	2002
Interest cost	$1,658	$1,764	$1,699
Expected return on plan assets	(1,905)	(1,676)	(2,067)
Recognized actuarial loss (gain)	504	473	(36)
Termination gain	—	—	(1,123)

Net periodic pension cost (benefit)	$257	$561	$(1,527)

On December 31, 2004 and 2003, the projected benefit obligations exceeded the market value of the plan assets (adjusted for accruals) by $9.7 million and $8.4 million, respectively. The amount recognized in other comprehensive loss during 2004 and 2003 arising from the increase in the additional minimum pension liability was $0.5 million and $0.2 million, respectively, net of tax benefits of $0 for both years. If the Company’s investment return and other actuarial assumptions remain unchanged, the Company will have to pay approximately $0.2 million during 2005 into the pension plan.

In addition to these pension benefits, Comdial may contribute to a 401(k) plan, based on employees’ contributions. Participants can contribute from 1% to 17% of their salary and Comdial may match contributions equal to 50% of the participant’s contribution up to the first 6%. Comdial’s total expense for the matching portion of the 401(k) plan for 2004, 2003 and 2002 was $0.0 million, $0.1 million and $0.2 million, respectively.

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

Net periodic postretirement benefit for 2002 included the following components:

In thousands	2002
Service cost	$3
Interest cost	14
Amortization of unrecognized transition obligation	19
Recognized actuarial gain	(32)
Termination gain	(750)

Net postretirement benefit	$(746)

NOTE 13. STOCK-BASED COMPENSATION PLANS

The Comdial Corporation 2002 Employee and Non-employee Directors Stock Incentive Plan (the “2002 Plan”) was adopted by the Company’s Board of Directors and approved by the shareholders of the Company at a special meeting held August 26, 2002.

The 2002 Plan replaces the 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan

(together the “1992 Plans”), each of which expired according to their terms on March 5, 2002. However, the 1992 Plans will continue activity to the extent all options are either exercised or cancelled. The 2002 Plan and the 1992 Plans provide for stock options to purchase shares of common stock that may be granted to officers, directors and certain key employees as additional compensation. Pursuant to the terms of the 1992 Non-employee Directors Stock Incentive Plan (the “Directors Stock Incentive Plan”), each non-employee director shall be awarded 222 shares of Comdial’s common stock for each fiscal year Comdial reports income. In January 1997, in accordance with the terms of the Directors Stock Incentive Plan, the Board of Directors adopted a resolution suspending 56 of the 222 shares of Comdial’s common stock automatically awarded to non-employee directors under such circumstances. In 2004, 2003, and 2002, non-employee directors were awarded 0, 0, and 667 shares, respectively under the Directors Stock Incentive Plan. Previously, directors could elect to defer receipt of their shares; however, in 2002, the Company settled all unearned amounts due to former directors with agreed upon cash payments and recognized income of $112,000 related thereto.

The plans are composed of stock options, restricted stock, non-statutory stock, and incentive stock. Comdial’s incentive plans are administered by the Compensation Committee of Comdial’s Board of Directors.

In 2003, the Company amended the 2002 Plan to increase the number of shares available for issuance. As of December 31, 2004, there were 81,113 shares of Comdial’s common stock reserved for issuance under the 2002 Plan that was approved by the stockholders in 2002 and amended with stockholder approval in 2003 and with a majority shareholder consent in 2004.

Options granted in 2004, 2003 and 2002 under the 2002 Plan have a maximum term of ten years and vest in installments of 33.33% per year on each of the first through the third anniversaries of the grant date. Options granted in 2002 under the 1992 Plans have a maximum term of ten years and vest in installments of 50%, 25% and 25% per year on each of the first through the third anniversaries of the grant date. During 2002, the Company also issued 166,667 stock options with a 10 year term outside of the 1992 and 2002 plans to an employee/director (the “Director Plan”), with 40% of such options vesting immediately and 20% vesting on each of the first through the third anniversaries of the grant date. In 2003, 50,000 of the options granted under the Director Plan were cancelled upon the resignation of the employee/director as an employee. All options granted under the 2002, 1992 and director plans are granted at an exercise price equal to the market price of Comdial’s common stock on the grant date.

Information regarding stock options granted under the 2002, 1992, and director plans is summarized below:

	2004	(1)	2003	(1)	2002	(1)
Options outstanding
January 1;	1,930,034	$2.38	1,212,501	$4.16	68,133	$44.38
Granted	1,045,132	2.39	922,397	1.82	1,149,880	2.01
Exercised	(31,775)	0.98	0	0.00	0	0.00
Forfeited	(141,956)	2.31	(204,864)	1.83	(5,512)	61.35

Options outstanding, December 31;	2,801,435	$2.41	1,930,034	$2.38	1,212,501	$4.16

Options exercisable, December 31;	1,165,288	$2.82	408,967	$4.40	192,566	$11.69

Per share ranges of options outstanding at December 31	$0.15 - $196.95		$0.15 - $196.95		$0.98 - $196.95
Dates through which options outstanding at December 31, were exercisable	1/2005-12/2014		1/2004-12/2013		1/2003-12/2012

(1)	Weighted-average exercise price at grant date.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 0.15 to $20.25	2,780,955	8.6	$2.08	1,144,585	$2.03
$20.25 to $40.50	17,320	5.8	28.00	17,320	28.00
$40.50 to $81.00	0	0.0	0.00	0	0.00
$81.00 to $101.25	0	0.0	86.25	223	86.25
$101.25 to $121.50	868	3.4	113.84	868	113.84
$121.50 to $141.75	971	1.8	132.21	971	132.21
$141.75 to $162.00	0	0.0	0.00	0	0.00
$162.00 to $182.25	875	3.1	164.10	875	164.10
$182.25 to $196.95	446	3.3	196.95	446	196.95

	2,801,435	8.6	$2.41	1,165,288	$2.82

The fair value of each option grant was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.16%	1.27%	1.45%
Expected life	10.00	7.95	5.87
Expected volatility	156.7%	352.1%	375.1%
Expected dividends	None	None	None

NOTE 14. SEGMENT INFORMATION

During 2004, 2003 and 2002, substantially all of the Company’s sales, net income, and identifiable net assets were attributable to the telecommunications industry with over 98% of sales occurring in the United States.

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

The information in the following tables is derived directly from the segments internal financial reporting used for management purposes. Unallocated costs include operating expenses, goodwill amortization, interest expense, other miscellaneous expenses and income tax expense. Comdial does not maintain information that would allow assets, liabilities or unallocated costs to be broken down into the various product segments as most of these items are shared in nature.

The following tables show segment information for the years ended December 31:

In thousands	2004	2003	2002
Business segment net sales
Switching	$31,449	$37,464	$36,892
Messaging	6,981	9,362	13,240
CTI & Other	1,153	1,115	1,589

Net sales	$39,583	$47,941	$51,721

Business segment gross profit
Switching	$10,996	$12,284	$12,077
Messaging	2,759	3,716	5,069
CTI & other	726	464	70

Gross profit	14,481	16,464	17,216
Operating expenses	20,361	19,294	27,286
Interest expense, net	2,500	3,279	7,803
(Gain) loss on sale of assets	(78)	(3)	350
Miscellaneous income - net	(624)	(15)	(24,709)

(Loss) income before income taxes	$(7,678)	$(6,091)	$6,486

Comdial had sales in excess of 10% of net sales to three customers as follows:

In thousands	2004	2003	2002
Sales:
ALLTEL Supply, Inc.	$7,006	$8,560	$9,982
Graybar Electric Company, Inc.	14,701	20,869	26,067
Sprint/North Supply, Inc.	9,203	11,614	10,326
Percentage of net sales:
ALLTEL Supply, Inc.	18%	18%	19%
Graybar Electric Company, Inc.	37%	44%	50%
Sprint/North Supply, Inc.	23%	24%	20%
Net sales of all three:
Switching	$28,230	$33,376	$35,103
Messaging	2,680	7,667	11,272

Net sales	$30,910	$41,043	$46,375

NOTE 15. LITIGATION AND OTHER CONTINGENT LIABILITIES

Comdial currently and from time to time is involved in litigation arising in the ordinary course of its business. The Company believes that certain claims may have a significant impact on the Company and these claims are described below. Comdial can give no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on its results of operations, cash flows or financial condition.

During late 2002, the Company began discussions with a third party concerning a potential claim of patent infringement that such party has indicated it may bring against the Company. Although the Company expects to settle such claim prior to litigation, there can be no assurance that such settlement will be reached, or, even if settlement is reached, that the terms of such settlement will not have a material adverse affect on the Company. If settlement is not reached, and if litigation is commenced against the Company, defense of such case will likely result in material expenditures and could have a material adverse affect on the Company. Further, there can be no assurance that the Company would prevail in such litigation, and a finding against the Company could reasonably be expected to have a material adverse affect on the Company. The Company has accrued its estimate of the probable settlement amount with respect to this matter, which is not material to the financial statements.

In November 2002, the Company filed a demand for arbitration with the American Arbitration Association against Boundless Manufacturing Services, Inc. (“Boundless”). Among other things, the Company contends that Boundless breached its contractual obligations to the Company by failing to meet the Company’s orders for the delivery of products manufactured by Boundless. The Company’s demand seeks damages in excess of $6.0 million. On February 6, 2003, Boundless responded to the Company’s demand by denying substantially all of the Company’s claims and asserting counterclaims totaling approximately $8.2 million, including approximately $0.8 million in past due invoiced amounts. The Company believes that Boundless’ claims are substantially without merit and that it has adequate substantive and procedural defenses against such claims. On March 13, 2003, Boundless announced that it has filed for protection pursuant to Chapter 11 of the U.S. Bankruptcy Code, causing a stay in the arbitration matter. It is not known at this time whether this filing will have any long-term impact on the arbitration, or whether the arbitration will eventually proceed. No amounts have been accrued in the Company’s financial statements for any losses.

On March 5, 2001, William Grover, formerly a senior vice president of Comdial, filed suit in state court in Charlottesville, Virginia alleging breach of an employment contract and defamation, and seeking compensatory, punitive and exemplary damages in the total amount of $1.9 million, plus interest. Among other things, Mr. Grover claimed that the for-cause termination of his employment was unjustified and that he is therefore entitled to all benefits accrued to him pursuant to the Company’s executive retirement plan. In pre-trial proceedings, the court dismissed all claims except for the tortious interference claim. On March 18, 2004, following a jury trial on that claim, the court granted Comdial’s motion to dismiss and the case was ended without jury deliberations. In late March 2004, Mr. Grover filed a motion for reconsideration, which was denied and Mr. Grover subsequently appealed this decision on July 30, 2004. In January 2005, the Virginia Supreme Count upheld the trial decision in favor of Comdial and denied Mr. Grover’s petition of appeal. It is unknown if Mr. Grover will file a motion for reconsideration. Comdial believes it has adequate substantive and procedural defenses against all claims made against Comdial in this matter and no amounts have been accrued in the Company’s financial statements for any losses.

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

NOTE 16. RESTRUCTURING

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “Restructuring Plan”) during the first quarter of 2004. Pursuant to the Restructuring Plan, approximately 20 employees were notified as of March 15, 2004 that their positions would be eliminated. These employees received severance based on length of service with the Company and/or employment agreements, as applicable. Until March 2004, Nickolas A. Branica served as the Company’s CEO. In March 2004, Mr. Branica’s employment relationship with the Company terminated. Pursuant to Mr. Branica’s employment agreement as amended, he will receive as severance an amount equal to twelve months of his annual base salary at the rate in effect on the date his employment ended. Mr. Branica will receive medical, life and other insurance benefits for a period of up to twelve months following his employment separation. During 2004, the Company made cash severance payments of $0.2 million. As of December 31, 2004, the Company has remaining obligations of $0.1 million related to severance and related benefits. These amounts are included in restructuring expenses in the accompanying consolidated statement of operations for the year ended December 31, 2004.

In addition to his severance as outlined above, all of Mr. Branica’s stock options were immediately vested at the time of his termination. In connection with the modification of Mr. Branica’s stock option agreement, the Company recorded stock compensation expense of approximately $0.2 million for the year ended December 31, 2004. This amount is also included in restructuring expenses in the accompanying consolidated statement of operations for the year ended December 31, 2004.

NOTE 17. IMPAIRMENT OF LONG-LIVED ASSETS

During 2004, 2003 and 2002, Comdial recorded impairment losses on long-lived assets, including goodwill, of $0.2, $0 million and $1.0 million, respectively. Asset impairments for 2002 of $0.2 million were recorded related to the manufacturing equipment that was to be disposed as a result of the outsourcing of the Company’s manufacturing operations. The asset impairments were measured by the excess of the carrying value of the assets over the fair value of the assets. Fair value of the assets was determined by independent valuations and quoted market prices.

Other impairment losses consisted of capitalized software development costs in the amount of $0.0 million, $0.4 million and $0.7 million for 2004, 2003 and 2002, respectively, related to discontinued products. In 2002, $0.2 million of software purchased for internal use that was no longer going to be utilized due to the Company’s downsizing was written off. In 2004, $0.2 million of patent costs were written off, as the Company was no longer pursuing those patents.

NOTE 18. GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill and other indefinite lived intangible assets must be tested for impairment annually, and any impairment charge resulting from the initial application of SFAS No. 142 would be classified as a cumulative change in accounting principle.

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

Preferred Stock

On March 6, 2002, Comdial and Bank of America entered into the First Amendment to the Amended and Restated Credit Agreement. In connection with the First Amendment, $10 million of outstanding debt of Comdial to Bank of America was converted into Series B Alternate Rate Cumulative Convertible Redeemable Preferred Stock, par value $10 per share (the “Preferred Stock”). Comdial issued 1 million shares of the Preferred Stock to Bank of America. In June 2002, ComVest entered into an agreement with Bank of America to purchase the senior secured debt position held by Bank of America in the Company and 1 million shares of the Company’s Preferred Stock (having a liquidation value of $10 million). Pursuant to such agreement, ComVest had the right to purchase for an aggregate of $6.5 million, the approximate $12.7 million in outstanding indebtedness owed by the Company to Bank of America and 1 million shares of Preferred Stock. Contemporaneously with the closing of the Private Placement and the Winfield Transaction in September 2002, ComVest assigned its right to purchase the debt and the Preferred Stock to the Company, and the Company used $6.5 million of the proceeds of the Private Placement and the Winfield Transaction to effectuate the repurchase and to repay Bank of America in full. The full amount of $6.5 million paid to Bank of America was accounted for as payment of the $12.7 million debt with no proceeds considered attributable to the redemption of the Preferred Stock. The Preferred Stock continues to be authorized with the same terms as prior to the payoff.

Warrants

In connection with the 2002 financings, the Company issued 5.6 million warrants in 2002 to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2004, all of such warrants had been converted to shares of the Company’s common stock. In connection with the 2004 financings, the Company issued 1.8 million warrants in 2004 to purchase shares of the Company’s common stock at an exercise price of $3.38 per share. As of December 31, 2004, none of such warrants had been converted to shares of the Company’s common stock.

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

As of December 31, 2004, the following warrants were outstanding:

	Warrants Outstanding	Warrants Exercisable	Exercise Price	Expiration Year
Advisory Warrants	6,041	6,041	$0.15	2007
2004 Private Placement Warrants	1,800,000	1,800,000	$3.38	2007
Lease Renegotiation Warrants	11,667	11,667	$9.15	2012

Total	1,817,708	1,817,708

NOTE 20. RELATED PARTY TRANSACTIONS

On March 12, 2004, the Company closed a bridge financing transaction involving the private placement of 90 units at a price of $0.1 million per unit resulting in gross proceeds to the Company of $9.0 million. Each unit includes a warrant to purchase 20,000 shares of the Company’s voting common stock at an exercise price of $3.38 per share until February 17, 2007 and a $0.1 million subordinated convertible note which includes interest payable quarterly at the annual rate of 8%. Commonwealth served as placement agent for the 2004 Bridge Financing in exchange for the payment of certain of its expenses and a cash fee equal to 7.5% of the gross proceeds of the transaction.

Of the gross proceeds from the 2004 Bridge Financing, $3.5 million were received from Comvest, Shea Ventures, LLC, PS Capital LLC, Robert Priddy and Neil P. Lichtman, our CEO, all of which are related parties. In addition, the Company issued 2004 Bridge Warrants to purchase 0.5 million shares of common stock to those same related parties. All 2004 Bridge Warrants were outstanding as of December 31, 2004.

As a part of the September 27, 2002 Private Placement, Commonwealth, as placement agent for the private placement, received advisory fees $60,000 and $35,000 in 2003 and 2002, respectively.

During 2002, ComVest deposited $1.5 million to temporarily secure two outstanding letters of credit previously issued by Bank of America to the Company. Commonwealth was paid a fee of $30,000 for its services in arranging the deposit by ComVest.

The Company entered into an employment agreement with Travis Lee Provow in November 2002, whereby Mr. Provow agreed to serve as the Company’s Chairman of the Executive Committee (an officer position) beginning on November 25, 2002. The term of Mr. Provow’s employment was for six months and was renewable for a further six months upon the mutual agreement of both the Company and Mr. Provow. Pursuant to the terms of the employment agreement, Mr. Provow was to be paid at the rate of $180,000 per year and was issued options to purchase 166,667 shares of common stock at the exercise price of $1.80 per share. The options were issued outside of the Company’s existing stock option plan and become exercisable 40% at date of grant and increments of 20% as of each anniversary of Mr. Provow’s employment with the Company, provided that Mr. Provow remained an employee or director of the Company. Mr. Provow also served as president and managing director of Commonwealth. In August 2003, Mr. Provow resigned his position as chairman of the Company’s Executive Committee but agreed to remain on the Board as a director. The stock option agreement was amended to reduce the number of options by 50,000. In connection with the modification of Mr. Provow’s stock option agreement, the Company recorded stock compensation expense of approximately $8,000 and $26,000 for the years ended December 31, 2004 and 2003, respectively.

During 2002, the Company issued 2.9 million warrants to Commonwealth, ComVest, Shea Ventures, LLC, or Company officers, all of which are related parties, to purchase shares of the Company’s common stock at an exercise price of $0.15 per share. As of December 31, 2004, none of these warrants were outstanding.

During December 2004, Comdial entered into an agreement with Commonwealth to provide financial advisory and investment banking services related primarily to developing a strategy to convert Comdial’s existing debt to equity. Upon execution of the agreement, Comdial paid to Commonwealth $25,000.

NOTE 21. SUBSEQUENT EVENTS

In connection with the Company’s continued focus on improving cash flow from operations, the Company initiated a restructuring plan (the “2005 Plan”) during the first quarter of 2005. Pursuant to the 2005 Plan, approximately 25 employees were notified that their positions would be eliminated. These employees will receive severance and medical, life and other insurance benefits, as applicable. The Company will reflect the charges associated with the 2005 Plan in the periods affected by the restructuring activities and in which the costs are incurred.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents the Company’s quarterly financial data for the last two years:

In thousands except per share amounts 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$9,009	$9,368	$11,913	$9,293
Gross profit	3,108	3,360	4,791	3,222
Stock compensation expense	2	9	11	2
Impairments of long-lived assets	—	—	—	157
Interest expense	646	585	657	612
Miscellaneous (income) expense	(642)	7	(79)	12
Net loss	(2,412)	(2,138)	(632)	(2,496)
Net loss per share:
Basic	(0.27)	(0.24)	(0.07)	(0.25)
Diluted	(0.27)	(0.24)	(0.07)	(0.25)

In thousands except per share amounts 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$12,316	$12,974	$12,515	$10,136
Gross profit	4,396	5,163	4,822	2,082
Stock compensation expense	—	—	24	2
Impairments of long-lived assets	—	365	—	—
Interest expense	820	819	816	825
Miscellaneous (income) expense	(29)	18	(1)	(4)
Net loss	(1,329)	(1,062)	(752)	(2,948)
Net loss per share:
Basic	(0.16)	(0.12)	(0.08)	(0.33)
Diluted	(0.16)	(0.12)	(0.08)	(0.33)

During the fourth quarter of 2003, the Company recorded certain adjustments to the consolidated financial statements.

Certain amounts disclosed above do not sum to the annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 2004.

Effective December 29, 2004, Comdial, through action of its Audit Committee, engaged Aidman, Piser & Company, P.A. as its independent registered public accounting firm for the fiscal year ended December 31, 2004. Comdial’s previous independent accountants, Ernst & Young LLP, resigned effective November 15, 2004. In connection with the audits of the two fiscal years ending December 31, 2003 and during subsequent interim periods, there have been no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

The reports of Ernst & Young LLP on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Comdial carried out an evaluation of the effectiveness of the design and operation of Comdial’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Comdial’s management, including Comdial’s Chief Executive Officer and Chief Financial Officer, who concluded that Comdial’s disclosure controls and procedures are effective. There have been no significant changes in Comdial’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date Comdial carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Comdial’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Comdial’s reports filed under the Exchange Act is accumulated and communicated to management, including Comdial’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The names and ages of the Company’s current directors, their principal occupation or employment during the past five years, and other data regarding each of them is set forth below. Pursuant to the terms of the Company’s Certificate of Incorporation and its By-laws, the Board of Directors has the power to change the number of directors by resolution. The number of directors is currently set at seven (7) members, each serving a one-year term ending as of the date of the annual meeting.

Name	Age	Current Position
Michael S. Falk	43	Chairman of the Board of Directors
Neil P. Lichtman	56	President, Chief Executive Officer and Director
Inder Tallur	40	Director

Michael S. Falk is the co-founder of Commonwealth Associates, L.P., (“Commonwealth”) a New York-based merchant bank founded in 1988, and served as chairman and chief executive officer from 1995 until 2002. Currently, he is chairman and CEO of Commonwealth Associates Group Holdings, and a managing partner of ComVest Investment Partners, L.P. (“ComVest”) and various related investment partnerships. He currently serves as a director of the CARE Fund. Mr. Falk was appointed to the Board of Directors of Comdial in October 2002 and became chairman of the Board in August 2003. He serves on Comdial’s Compensation Committee. Additionally, Mr. Falk is a director of ProxyMed, Inc. and PlanVista Corporation.

Neil P. Lichtman has been president of the Company since January 2004 and became chief executive officer and director in March 2004, when he succeeded Nickolas A. Branica who retired. Prior to joining Comdial, Mr. Lichtman was a senior vice president for Inter-Tel, Inc. from 2002 through 2003. Before Inter-Tel, Mr. Lichtman was president of Tierra Telecom in 2000 and 2001 and held several senior management positions with Claricom Holdings, Inc., including president and chief operating officer from 1996 to 1999. Claricom Holdings was acquired by Staples, Inc. in 1999 and became Staples Communications, where Mr. Lichtman served as president until 2000. Mr. Lichtman has been involved in the telecommunications industry for more than 20 years.

Inder Tallur is a partner of ComVest and was previously the director of research for Commonwealth an investment banking firm which provides services to the Company as discussed previously, where he was responsible for reviewing investment opportunities in the telecommunications and technology markets. Mr. Tallur was appointed to the Board in November 2004. Mr. Tallur joined Commonwealth in 1995 and was director of research for four years, following the technology sector. During his tenure as director of research, Mr. Tallur was responsible for selecting areas within technology and telecom for the firm’s investment program. Mr. Tallur was the portfolio manager for the ComVest Opportunity Fund L.P., which was formed in August 2001. Prior to Commonwealth, he spent 5 years in the telecommunications and computer industry with companies including Digital Equipment Corporation and HCL-HP India, a subsidiary of Hewlett Packard.

Committees of the Board and Meeting Attendance

The Board of Directors held eight (8) regularly scheduled meetings and three (3) special meetings in 2004. During 2004, all directors attended at least 75% of the aggregate number of meetings of the Board of Directors and standing committees on which they served. The Board of Directors has established four standing committees consisting of the Audit, Compensation, Nominating and Governance Committees. In addition, in 2003, the Board established a temporary Finance Committee which met once in 2004.

Audit Committee

The Audit Committee held nine (9) meetings in 2004 and its members met informally several other times. The Audit Committee’s principal functions are to recommend to the Board of Directors an independent registered public accounting firm to serve the Company each fiscal year and to review the plan and results of the audit by the independent registered public accountants as well as the scope, results, and adequacy of the Company’s systems of internal accounting controls and procedures. The Audit Committee reviews the independence of such accountants and reviews their fees for audit and non-audit services rendered to the Company. The Audit Committee is guided by a written charter. Mr. Kessman served as chairman and financial expert of the Audit Committee before his resignation in April of 2005. Mr. Blau and Mr. Doretti were members of the Audit Committee before their resignation in April of 2005, each of whom was an “independent director” as that term is defined pursuant to Rule 4200 of the NASD’s listing standards.

Audit Committee Financial Expert

The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards as set forth in the Nasdaq Marketplace Rules. The Board also determined that Alan Kessman, prior to his resignation in April of 2005, qualified as an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) rules adopted pursuant to the Sarbanes-Oxley Act of 2002, and was an independent member of the Audit Committee.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, vice president of finance, controller and any person performing similar functions) and employees.

Executive Officers of the Company

The following table lists the executive officers of the Company. The following table first lists the current executive officers. The table then lists persons who served as executive officers during 2004, but are not currently executive officers.

Name	Age	Current Position
Neil P. Lichtman	56	President, Chief Executive Officer and Director
Kenneth M. Clinebell	43	Senior Vice President, Chief Financial Officer, Chief Operating Officer, and Treasurer
Anne T. Prillaman	49	Vice President, Finance
Nickolas Branica	52	Former President and Chief Executive Officer

Neil P. Lichtman has been president of the Company since January 2004 and became chief executive officer and director in March 2004, when he succeeded Nickolas A. Branica who retired. Prior to joining Comdial, Mr. Lichtman was a senior vice president for Inter-Tel, Inc. from 2002 through 2003. Before Inter-Tel, Mr. Lichtman was president of Tierra Telecom in 2000 and 2001 and held several senior management positions with Claricom Holdings, Inc., including president and chief operating officer from 1996 to 1999. Claricom Holdings was acquired by Staples, Inc. in 1999 and became Staples Communications, where Mr. Lichtman served as president until 2000. Mr. Lichtman has been involved in the telecommunications industry for more than 20 years.

Kenneth M. Clinebell joined Comdial as the Company’s senior vice president, chief financial officer and treasurer in November 2002. Mr. Clinebell was promoted to chief operating officer of Comdial in July 2004. Prior to joining Comdial, Mr. Clinebell held various positions at Vicorp, Inc., currently a multi-national software development company. Mr. Clinebell joined Vicorp, Inc. in 1994 as a member of the senior executive team and was employed as chief financial officer, interim chief executive officer and a member of the Board of Directors until November 2002. Prior to joining Vicorp, Mr. Clinebell served as controller and manager of financial reporting at Kimmins Corporation, a construction real estate and insurance conglomerate, and as audit manager at Laventhal & Horwath, CPAs.

Anne T. Prillaman joined Comdial as the Company’s controller in February 2003. Ms. Prillaman was promoted to vice president of finance in July 2004. Prior to joining Comdial, Ms. Prillaman was controller for eDentalDirect, a distributor of dental supplies and equipment from July 2001 until January 2003. Prior to joining eDentalDirect, Ms. Prillaman served as corporate assistant-controller from March 1999 through May 2001 at Vicorp, Inc., a multi-national software development company.

Nickolas A. Branica was appointed president and chief executive officer of Comdial in October 2000 and retired as chief executive officer and director in March 2004. In 1992, Mr. Branica founded Key Voice Technologies, Inc. (“KVT”) in Sarasota, Florida, and served as its president and chief executive officer. In March 1996, Comdial Corporation acquired KVT with the stipulation that Mr. Branica would remain as president and chief executive officer of KVT. Prior to joining Comdial, Mr. Branica held management positions with Elcotel and Compass Technologies/Octel Corporation, both public telecommunications companies.

ITEM 11. EXECUTIVE COMPENSATION

The following sections disclose detailed information about cash and equity-based executive compensation paid by the Company to certain of its executive employees. The information is comprised of a Report of the Company’s Compensation Committee of the Board of Directors, Compensation Committee Interlocks and Insider Participation, a graph showing the Company’s five year stock performance relative to its industry, a Summary Compensation Table, and additional tables that provide further details on stock options and pension benefits.

Report of the Compensation Committee of the Board of Directors

The Company’s executive compensation package for its executive officers consists of three elements: base salary, annual performance-based incentive, and stock option grants.

Compensation Principles. The Committee believes that the executive compensation package should provide incentives to achieve both current and longer-term strategic management goals of the Company, with the ultimate objective of enhancing stockholder value. The three elements of the compensation plan are designed to achieve this objective. The base salaries are set at levels believed by the Committee to be sufficient to attract and retain qualified officers, with a significant portion of the cash compensation being in the form of performance-based incentives dependent upon meeting specified Company annual financial goals. Stock option grants are intended to serve as an incentive to achieve the overall longer-term objective of enhancing stockholder value.

Salaries. In general, base salary levels are set at levels believed by the Committee to be sufficient to attract and retain qualified executives, when considered with the other components of the executive compensation package. Annually, the Committee reviews the compensation of the executive officers. In addition, the Committee considers the compensation paid by companies in the same or similar industries. The Committee considers the remuneration analysis in conjunction with the Company’s overall performance as measured by achievement of the Company’s objectives and the development and succession of sound management practices and skilled personnel. In order to attract and retain qualified executive personnel, base salary levels have reflected a necessary balance between (i) the competitive level set by the industry and (ii) the Company’s overall financial performance and condition.

Annual Incentives. The Committee has established a formal plan for awarding incentive compensation to officers. The plan accounts for the cost of invested capital and is designed to focus the attention of the executive officers on both income statement and balance sheet performance. The Committee believes that the plan is supportive of the Company’s continued focus on improved financial results and positioning the Company for continued growth. Each year, the Committee sets the required levels for each performance objective. The Company’s actual performance for a year is then measured against the predetermined levels to calculate annual incentive payments, if any.

Stock Options. Stock options comprise one part of the executive compensation package. This component is intended to encourage key employees to remain in the employ of the Company by offering them an opportunity for ownership in the Company, and to provide them with a long-term interest in the Company’s overall performance as reflected by the performance in the market of the Company’s common stock. During 2004, eligible employees and directors were awarded stock options to acquire a total of 1,045,132 shares of the Company’s common stock. In addition to the foregoing, during 2003 the Company entered into an amendment to the executive employment agreement with Mr. Branica whereby, among other things, Mr. Branica was granted options to purchase 150,000 shares of common stock, and the Company agreed that, if Mr. Branica’s employment were to be terminated prior to its expiration, other than by the Company for cause, all of Mr. Branica’s outstanding unvested stock options would immediately vest and all of his stock options would remain exercisable for a period of two years from such termination, notwithstanding any contrary provision in any existing stock option agreement. Accordingly, when Mr. Branica’s employment was terminated in March 2004, all of his unvested stock options, which represented 370,612 shares, became vested and together with his then-vested options to purchase 133,577 shares, Mr. Branica holds vested options to purchase a total of 504,189 shares which shall remain exercisable until March 5, 2006.

Compensation of the Chief Executive Officer. The Committee determined the compensation of the Company’s chief executive officer, Mr. Lichtman, for the 2004 fiscal year in a manner consistent with the guidelines and policies described above.

In setting Mr. Lichtman’s compensation for 2004 and thereafter, the Committee considered the executive leadership needs of the Company, the recent financial performance of the Company and the need to maintain discipline in compensation and other operating expenses. The Committee still believes that a structure of reasonable incentives and relatively lower base pay is appropriate for the Company’s chief executive officer considering the difficulties that still face the Company, including current financial needs, ongoing product development efforts and competitive position of the Company relative to its industry. At the beginning of 2004, the base salary of the then president, Neil Lichtman was $237,500 per year. In association with his promotion to the Company’s chief executive officer in March 2004, Mr. Lichtman received a base salary increase to $250,000 per year. In consideration of the financial challenges facing the Company, including the need to limit cash expenditures, Mr. Lichtman agreed to a decrease in his annual base salary to $200,000 beginning in April, 2004. In November, 2004 as recognition for his outstanding service to the Company and its shareholders, his base salary was retroactively restored to $250,000. Mr. Lichtman was also awarded options to purchase, in the aggregate, 350,000 shares of common stock in 2004. The Committee believes that Mr. Lichtman’s total compensation for the 2004 fiscal year was appropriate in light of the above considerations.

SUBMITTED BY THE COMPENSATION COMMITTEE:

MICHAEL S. FALK	INDER TALLUR

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is presently comprised of Mr. Falk and Mr. Tallur. Prior to his resignation in April of 2005, Mr. Rapetti served as the chairman of the compensation committee.

As further described under the heading Certain Relationships and Related Transactions, Mr. Falk is a manager of ComVest, the Company’s largest shareholder, and is also chairman and chief executive officer of Commonwealth, an affiliate of ComVest, and the Company’s financial and investment banking advisor and placement agent for certain bridge financings. ComVest beneficially owns approximately 36% of the Company’s common stock and is the holder of a senior note in the amount of $3,166,750 and a bridge note in the amount of $1,175,000. In his position, Mr. Falk is the beneficial owner of all shares beneficially owned by ComVest. During 2004, ComVest was paid approximately $280,000 in interest on its debt by the Company. The Company also paid Commonwealth $650,000 in 2004 upon the closing of the bridge financing agreement and $25,000 for additional consulting services in 2005. Mr. Falk beneficially owns approximately 39% of the Company’s common stock.

Five Year Total Stockholder Return

The following performance table compares the cumulative total return, assuming the reinvestment of dividends, for the period from December 31, 1999 through December 31, 2004, from an investment of $100 in (i) the Company’s common stock, (ii) the Nasdaq Market Index, and (iii) a peer group index constructed by the Company (the “Peer Group Index”).

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG COMDIAL CORPORATION,

NASDAQ MARKET INDEX AND PEER GROUP INDEX

	1999	2000	2001	2002	2003	2004
COMDIAL CORPORATION	100.00	10.38	3.32	0.47	1.84	0.84
PEER GROUP INDEX	100.00	30.99	76.74	84.23	103.81	119.70
NASDAQ MARKET INDEX	100.00	62.85	50.10	34.95	52.55	56.97

The Company’s common stock is traded on the OTC Bulletin Board (“OTC-BB”) under the symbol CMDZ.OB. From August 7, 2002 until January 29, 2003, the common stock was traded on the Pink Sheets Electronic Quotation System. On January 29, 2003, it became listed on the OTC-BB.

CoreData LLC supplied the necessary information to construct the table, including the Peer Group Index. The Peer Group Index consists of the following companies: Inter-Tel, Inc. and Vodavi Technology, Inc. The Company selected these two companies as the peer group because their lines of business most closely match the lines of business in which the Company is currently primarily engaged. Although Avaya Inc. and Nortel Networks are also major competitors of the Company, these two companies have been excluded from the peer group because they are much larger than the Company and derive most of their revenues from other lines of business. The returns of each peer group issuer have been weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated.

The performance of any individual company’s common stock is influenced not only by its own performance and future prospects, but also by a number of external factors over which the company and its management have indirect or no control, including general economic conditions, expectations for the company’s future performance, and conditions affecting or expected to affect the company’s industry. In addition, stock performance can be affected by factors such as trading volume, analytical research coverage by the investment community, and the propensity of stockholders to hold the stock for investment purposes. The relative weight of these factors also changes over time. Consequently, stock performance, including measurement against indexes, may not be representative of a company’s financial performance for given periods of time.

Summary Compensation Table

The following summary compensation table presents information about the compensation paid by the Company during its three most recent fiscal years to those individuals who were (i) the Company’s chief executive officer at the end of the last completed fiscal year, or anytime during the year, regardless of compensation level and (ii) the Company’s other most highly compensated executive officer other than the CEO who was serving as an executive officer at the end of the last completed fiscal year and whose total annual salary and bonus for the last completed fiscal year exceeded $100,000 (the “Named Executive Officer”).

		ANNUAL COMPENSATION(1)				LONG-TERM COMPENSATION (2)
NAME AND PRINCIPAL POSITION	YEAR	BASE SALARY($)		BONUS ($)		OPTIONS GRANTED (#)	ALL OTHER COMPENSATION($)
Neil Lichtman, President and Chief Executive Officer	2004	239,291	(3)	0		350,000	784	(4)

Kenneth M. Clinebell, Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	2004 2003 2002	189,148 180,000 17,308	(5) (7)	0 0 6,428	(8)	50,000 45,000 80,000	2,156 5,313 18	(6) (6)

Nickolas Branica, former Chief Executive Officer	2004 2003 2002	261,242 230,769 285,769		16,071 0 64,285	(8)	0 150,000 376,471	5,252 23,531 25,322	(9) (10)

(1)	While the Named Executive Officer received perquisites or other personal benefits in the years shown, in accordance with Securities and Exchange Commission regulations, the value of these benefits are not indicated since they did not exceed the lesser of $50,000 or 10% of the individual’s salary and bonus in any year.
(2)	All of the long term compensation described in this table is in the form of stock options and no restricted stock, stock appreciation rights or any other long term compensation was granted.
(3)	Mr. Lichtman became employed by the Company in January 2004 as its president and was promoted to chief executive officer in March 2004 upon the retirement of Mr. Branica.
(4)	Imputed income from group term life insurance policy.
(5)	Mr. Clinebell was promoted to chief operating officer in July 2004.
(6)	Includes 401(K) match and imputed income from group term life insurance policy.
(7)	Mr. Clinebell became employed by the Company as its chief financial officer in November 2002.
(8)	Bonus accrued based on 2002 performance and paid in installments during 2003.
(9)	Includes 401(k) match, automobile payments and imputed income from group term life insurance policy.
(10)	Includes country club dues, 401(k) match, automobile payments and imputed income from group term life insurance policy.

Stock Options

In 2002, the Company adopted the Comdial Corporation 2002 Employee and Non-Employee Director Stock Incentive Plan which authorized the issuance of options covering up to 666,667 shares of common stock and which has been amended since its adoption resulting in the collective increase in the number of such shares to 2,750,000 (as amended, the “2002 Plan”). The 2002 Plan was adopted with the intention of furthering the long-term stability and financial success of the Company by attracting and retaining key employees through the use of stock incentives, including stock options. The following table sets forth information concerning individual grants of stock options made under the 2002 Plan during the fiscal year ended December 31, 2004 to the CEO and the Named Executive Officer. Except as otherwise indicated in a footnote below, all option grants described below become exercisable over a three year period as follows: one-third (1/3) become exercisable on the first anniversary of the date of grant and on each subsequent anniversary, as long as the employee remains employed by the Company, an additional one-third become exercisable until all such options are exercisable.

Option Grants In Last Fiscal Year

INDIVIDUAL GRANTS							POTENTIAL REALIZED VALUE AT ASSUMED RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM(1)
NAME	OPTIONS GRANTED (#)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR		EXERCISE OR BASE PRICE ($/SH)		EXPIRATION DATE	5% ($)		10% ($)
Neil Lichtman	225,000 125,000	22 12	% %	$ $	2.60 2.60	1/5/2014 5/26/2014	$ $	367,903 204,391	$ $	932,339 517,966

Kenneth M. Clinebell	50,000	5%			$2.00	7/1/2014		$62,889		$159,374

(1)	The potential realized values in the table assume that the market price of the Company’s common stock appreciates in value from the date of grant to the end of the option term at the annualized rates of five percent and ten percent, respectively. The actual value, if any, an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated in the table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Unexercised Option Values

			NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FY- END (#)	VALUE OF UNEXERCISED IN- THE-MONEY(2) OPTIONS AT FY- END ($)
NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE(1) REALIZED ($)	EXERCISABLE/ UNEXERCISABLE	EXERCISABLE/ UNEXERCISABLE
Nickolas A. Branica	0	$0.00	504,189/0	$459,422/$0
Neil Lichtman	0	$0.00	0/350,000	0/0
Kenneth M. Clinebell	0	$0.00	68,333/106,667	0/0

(1)	The dollar values are calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options at exercise or fiscal year-end, respectively.
(2)	Options are in-the-money if the fair market value of the underlying securities at the end of the current fiscal year exceeds the exercise price of the option. For purposes of this table, fair market value is $1.25 per share, the closing trading price of the common stock on December 31, 2004.

Pension Plan/Benefit Restoration Plan

The Company has a pension plan covering hourly and salaried employees, including the executive officers. The plan was frozen as of September 3, 2000. All employees ceased accruing additional retirement benefits under the plan on that date. The plan will continue to require Company contributions for tax-deferred pension accruals for benefits accrued prior to September 3, 2000. The amount of contributions was actuarially determined in order to fund for each participating employee a benefit based on the two factors of career average compensation (as of September 3, 2000) and years of service (as of September 3, 2000) of the executive officers only. Mr. Nickolas A. Branica is eligible for benefits under the pension plan because his employment with the Company commenced prior to the freezing of the plan and because he has been employed by the Company for at least five years. Mr. Branica’s estimated benefit to be paid at normal retirement is approximately $1,015 per month. Such estimated benefit is based on the following formula:

1.25% times career-average compensation (monthly average of compensation including bonuses), calculated from the date of hire (March 20, 1996 in Mr. Branica’s case) to September 3, 2000, times the number of full years worked prior to September 3, 2000 (4 years in Mr. Branica’s case); plus

0.65% times career-average compensation in excess of 50% of Social Security covered compensation (the average amount of the Social Security taxable wage base for the 35 calendar years ending with the year the employee reaches his normal retirement age), calculated from date of hire, times the number of full years worked prior to September 3, 2000.

For highly compensated employees, such as executive officers, the amount of benefits under the pension plan was limited in order to qualify under federal tax laws. To maintain compensation competitiveness and to restore retirement benefits for executives who were affected by tax law limits on benefits under the pension plan, the Company implemented a benefit restoration plan. However, the benefit restoration plan was frozen as of July 2000 and was terminated as of March 2002. All employees ceased the accrual of benefits under that plan effective July 26, 2000. Any employee who was not vested in the benefit restoration plan as of July 26, 2000 forfeited all benefits under that plan. The current CEO and the Named Executive Officer are not eligible for benefits under the benefit restoration plan.

Prior to September 3, 2000, the pension plan covered a participant’s compensation including bonuses and incentive pay for hourly employees and excluding deferred or supplemental compensation or other forms of compensation, if any, paid by the Company; provided however, that the amount of a participant’s annual compensation taken into account under the plan for any year was subject to certain limitations under the pension plan or in accordance with applicable law.

There are several different forms of benefit options available under the Company’s pension plan, including Straight Life Annuity, 5 Years Certain & Life Annuity, 10 Years Certain & Life Annuity, Level Income Life Annuity (age 62 and 65), Contingent Annuitant Option, and Joint and Survivor Option. The Level Income Life Annuity balances retirement income from the pension plan and social security benefits so that income remains more or less constant regardless of when social security benefits begin.

Executive Severance Plan

Effective as of September 5, 1995, the Board of Directors adopted a severance plan for the Company’s executive officers (as the same may be amended from time to time, the “Executive Severance Plan”). The Executive Severance Plan was revised as of November 15, 2000 to reduce the benefits payable under the plan. The Executive Severance Plan is designed to provide for the payment of severance benefits if an executive officer is terminated without cause, or if the executive terminates with good reason within 90 days (previously two years) after a change of control. The Executive Severance Plan covers the Company’s chief executive officer, president, senior vice presidents, chief financial officer, and vice presidents. In addition, the Compensation Committee of the Board of Directors can specifically designate other employees to participate. The persons covered by the Executive Severance Plan are hereinafter referred to as the “Covered Executives.” The severance period over which payments are made varies with the job classification of the Covered Executive as follows: (i) 18 months for the president, chief executive officer or chief financial officer (formerly 24 months for the president or chief executive officer), (ii) 6 months for a senior vice president or vice president of engineering (formerly 18 months), and (iii) 3 months for other vice presidents (formerly 12 months). Other designated participants would have individual periods established, not longer than 12 months (formerly 24 months).

Under the Executive Severance Plan, if a Covered Executive is terminated by the Company without Good Cause (as defined below) or if he or she terminates employment with Good Reason (as defined below) within 90 days (formerly 24 months) following a Change of Control (as defined below), the Covered Executive is entitled to receive monthly payments of his or her final salary (or the Covered Executive’s salary at a Change of Control, if larger). Prior to November 15, 2000, a Covered Executive’s average bonus was also covered. The Covered Executive would receive these payments even if he or she is employed by another company during the severance period. The Company may pay the severance benefit in a lump sum at its option. The Covered Executive’s spouse or other named beneficiary is entitled to any unpaid benefit after death.

In addition, the Covered Executive would receive health, life and disability insurance coverage for the severance period. The Covered Executive would have to contribute toward the premiums for any insurance to the same extent as when employed. Insurance benefits would cease if the Covered Executive is employed by another company and is covered by similar benefits.

As a condition to receiving benefits, the Covered Executive would be required to execute a complete release of the Company from all claims, including all claims relating to the Covered Executive’s employment and his or her termination of employment.

The Covered Executive’s benefit would be reduced to avoid application of the “excess parachute payment” restrictions after a Change of Control. An excess parachute payment is subject to an additional 20% excise tax payable by the employee and an excess parachute payment is not deductible by the employer. In general, an excess parachute payment is a payment made due to a Change of Control that exceeds three times the employee’s average compensation for the prior five years.

The Board of Directors can amend or terminate the Executive Severance Plan in the future, except in two circumstances. First, after a Change of Control, the Plan cannot be amended or terminated for 90 days. Second, an amendment or termination cannot affect the benefits of a terminated Covered Executive then receiving benefits.

With respect to the termination of any Covered Executive by the Company, the term “Good Cause” means the (a) fraud or material misappropriation by the Covered Executive with respect to the business or assets of the Company; (b) the persistent refusal or willful failure of the Covered Executive materially to perform his or her duties and responsibilities to the Company, which continues after the Covered Executive receives notice of such refusal or failure; (c) conduct by the Covered Executive that constitutes disloyalty to the Company and that materially harms or has the potential to cause material harm to the Company; (d) the Covered Executive’s conviction of a felony or crime involving moral turpitude; (e) the use of drugs or alcohol that interferes materially with the performance by the Covered Executive of his or her duties; or (f) the violation of any significant Company policy or practice, including but not limited to the Company policy prohibiting sexual harassment.

With respect to a termination by a Covered Executive after a Change of Control, “Good Reason” would exist if, without the Covered Executive’s express written consent, (a) there is a significant adverse change in such Covered Executive’s authority or in his or her overall working environment; (b) such officer is assigned duties materially inconsistent with his or her duties, responsibilities and status at the time of a Change of Control; (c) there is a reduction, which is not agreed to by the Covered Executive, in the Covered Executive’s rate of base salary or bonus percentage; or (d) the Company changes by 50 miles or more the principal location at which such officer is employed.

Under the plan, a “Change of Control” is defined as the occurrence of any of the following events: (a) the acquisition by any unrelated person of beneficial ownership of 40% or more of the then outstanding shares of common stock of the Company (or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of Directors); (b) as a result of, or in connection with, any tender or exchange offer, merger or other business combination, sale of stock or assets or contested election, or any combination of the foregoing transactions, the persons who were Directors of the Company before such transaction shall cease to constitute a majority of the Board of Directors of the Company or any successor to the Company; (c) approval by the stockholders of the Company of a reorganization, merger or consolidation with respect to which the persons who were shareholders of the Company immediately before the transaction do not, immediately after the transaction, beneficially own more than 50% of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of Directors, or (d) a sale or other disposition of all or substantially all the assets of the Company, other than in the ordinary course of business.

Employment and Severance Agreements

The Company presently has an employment agreement with Mr. Lichtman, its president, chief executive officer and director. That agreement became effective in January 2004 when Mr. Lichtman became president of the Company. The agreement was amended in March 2004 when Mr. Lichtman succeeded Mr. Branica as chief executive officer. The agreement was amended again in May 2004. As amended, the agreement with Mr. Lichtman provides for a one year term with automatic renewals unless either party elects to terminate the agreement and for a base salary of $250,000 per year. In addition, Mr. Lichtman was granted options to purchase up to 225,000 shares of common stock which were priced at $2.60 per share and which become exercisable over three years, with one-third (1/3) becoming exercisable on the first anniversary of the grant and an additional one-third (1/3) becoming exercisable on each subsequent anniversary until fully vested, and as long as the agreement remains in effect. Also, in accordance with the agreement, Mr. Lichtman is eligible to receive severance equal to twelve (12) month’s salary if his employment is terminated other than voluntarily by Mr. Lichtman or by the Company for cause, including if Mr. Lichtman terminates the agreement for “good reason” within 90 days of a “change in control” of the Company. Subject to certain terms, conditions and limitations, good reason, for purposes of the agreement, includes a material change in duties or diminishment in authority, a reduction in compensation or relocation of the Company’s offices. Subject to certain terms, conditions and limitations, a change in control, for purposes of the agreement, includes: acquisition of 50% or more of the Company’s outstanding stock or voting securities by any party other than the Company, a subsidiary of the Company or a Company benefit plan; a change in a majority of the directors of the Company; or a merger or acquisition of the Company resulting in a change in ownership of at least 50% of the Company’s voting securities.

The Company had an employment agreement with Mr. Branica that was terminated in March 2004. That employment agreement was originally entered into in September 2001 and was for two years. Prior to its expiration in September 2003, the Board approved an amendment to the agreement extending the term by three years through September 2006 and providing for a salary increase from $225,000 per year to $250,000, plus annual increases of $12,500 through the term. In addition, the amendment provided for the grant of options to purchase 150,000 shares of common stock which were priced at $1.68 per share and which become exercisable over three years, with one-third (1/3) becoming exercisable on the first anniversary of the grant and an additional one-third (1/3) becoming exercisable on each subsequent anniversary until fully vested, and as long as the agreement remains in effect; provided, however, the amendment also provided that, if Mr. Branica’s employment were terminated by the Company and Mr. Branica thus became eligible for the termination benefits provided for in the employment agreement, in addition to those enumerated benefits, all of Mr. Branica’s existing outstanding unvested stock options would immediately become exercisable and together with his vested options, would remain exercisable for two years following such termination.

With the termination of Mr. Branica’s employment agreement in March 2004, Mr. Branica became eligible for the termination benefits set forth in the employment agreement, including, in addition to the acceleration and extended exercisablility of his stock options as described above, one year’s base salary ($250,000) as severance pay, paid over 12 months in accordance with the normal payroll practices of the Company, and 12 month’s medical and health insurance benefits paid for by the Company. In addition, Mr. Branica was paid for accrued but unused vacation time in the amount of $12,075.

In November 2002, the Company provided a letter to Mr. Clinebell offering him employment as the Company’s senior vice president, chief financial officer and Treasurer. The letter described some of the terms of Mr. Clinebell’s employment with the Company including an annual salary of $180,000, amongst other things. Further, the letter sets forth that, in the event of termination of Mr. Clinebell’s employment after the first year thereof, the Company would pay severance pay equal to six (6) months of Mr. Clinebell’s salary subject to the terms of the Company’s existing Executive Severance Plan, except without regard to any provision of that plan that might otherwise entitle Mr. Clinebell to severance in excess of six months. The terms, conditions and limitations of the Executive Severance Plan, including termination based on for cause, good reason and change in control are more fully described in the section titled Executive Severance Plan.

BOARD AND COMMITTEE MATTERS

Compensation of Directors

During 2004 all independent directors for the entire year received 60,000 stock options, which vest over a three-year period. Mr. Tallur, who joined the Board during 2004, received 30,000 stock options, which vest over a three-year period. Mr. Tallur also received 30,000 for services performed prior to becoming a Board member, which vest over a three-year period. In addition, Mr. Kessman, a former director, received 100,000 warrants as compensation for his role as chairman of the executive committee. In 2002, stockholders approved the 2002 Employee and Non-Employee Director Stock Incentive Plan (the “2002 Plan”) providing a plan for use by the Board of Directors to incentivize existing and new employees, officers and independent directors. Stockholders subsequently approved amendments to the 2002 Plan, resulting in the increase in the number of shares of common stock eligible for issuance under the 2002 Plan to a total of 2,750,000 shares from the original authorization of 666,667.

Board of Directors’ Affiliations

Mr. Lichtman is the only Company employee who is currently a director, having joined the Board in March 2004 replacing Nickolas A. Branica, the Company’s former chief executive officer and director, who retired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 14, 2005, as to the beneficial ownership of the common stock by (i) each stockholder known by us to own beneficially five percent or more of the outstanding shares; (ii) each of our directors; (iii) each Named Executive Officer of the Company (as that term is defined in the Summary Compensation Table); and (iv) all of our Named Executive Officers and directors as a group, together with their percentage ownership and voting power. Applicable percentage ownership is based on 9,819,143 shares of common stock outstanding as of March 28, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Robert Priddy	1,262,601	(2)	12.60%
ComVest Venture Partners, L.P. (3)	3,606,805	(4)	36.43%
Shea Ventures, LLC	1,707,447	(5)	17.04%
Edmund Shea	1,712,572	(6)	17.09%
Michael S. Falk (3)	3,846,906	(7)	38.82%
Nickolas A. Branica	1,150,911	(9)	11.15%
Inder Tallur (8)	40,097	(10)	0.41%
Neil Lichtman (8)	125,000	(11)	1.26%
Kenneth M. Clinebell (8)	68,333	(12)	0.69%
All directors and Named Executive Officers as a group	5,231,247		52.33%

(1)	The amount and percentage of securities beneficially owned by an individual are determined in accordance with the definition of beneficial ownership set forth in the regulations of the Securities and Exchange Commission. Such amounts may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire within 60 days after March 28, 2005. Beneficial ownership may be disclaimed as to certain of the securities. Unless otherwise indicated, the persons and entities named have sole voting and dispositive power over their shares. The table above sets forth beneficial ownership and percentages of beneficial ownership of common stock.
(2)	Includes (a) 1,062,601 shares owned and (b) 200,000 shares subject to warrants. Mr. Priddy has a business address of 3435 Kingsboro Road, Apt. 1601, Atlanta, GA 30826.
(3)	The address for ComVest, ComVest Management, LLC (“ComVest Management”), and Michael S. Falk is 830 Third Avenue, 4th Floor, New York, NY 10022.
(4)	Includes (a) 3,371,805 shares owned and (b) 235,000 shares subject to warrants. ComVest is a Delaware limited partnership whose principal business is investing in securities.
(5)	Includes: (a) 1,507,447 shares owned and (b) 200,000 shares subject to warrants. Shea Ventures, LLC has a business address of 655 Brea Canyon Road, Walnut, CA 91789.
(6)	Includes all shares beneficially owned by Shea Ventures, LLC, plus 5,125 shares held by Mr. Shea. Mr. Shea is manager of Shea Ventures, LLC.

(7)	Mr. Falk is a manager of ComVest Management and is Chairman and principal stockholder of Commonwealth Associates Management Company, Inc. (“CAMC”), which is general partner of Commonwealth. In his capacity as Chairman and controlling equity owner of CAMC, Mr. Falk may be deemed to share indirect voting and dispositive power with respect to the shares beneficially owned by CAMC, ComVest and Commonwealth and may therefore be deemed to be beneficial owners of such securities. In addition, Mr. Falk is the majority member of Commonwealth Associates Group Holdings, LLC (“Commonwealth Holdings”), and may therefore be deemed to be beneficial owner of securities beneficially owned by Commonwealth Holdings. Accordingly, Mr. Falk may be deemed to be beneficial owner of the following: (a) 240,101 shares owned, (b) 1,285,679 shares beneficially owned by ComVest (see note (3) above), (c) 57,781 shares beneficially owned by Commonwealth Holdings, and (d) 2,263,345 shares beneficially owned by CAMC.
(8)	c/o Comdial Corporation, 106 Cattlemen Road, Sarasota, Florida 34232.
(9)	The address for Mr. Branica is 8230 Sanderling Road, Sarasota, FL 34242. Mr. Branica served as president, chief executive officer and director of the Company until January 5, 2004 and as chief executive officer and director until March 5, 2004, when he resigned. Includes: (a) 646,722 shares beneficially owned and (b) 504,189 shares subject to stock options that are exercisable.
(10)	Includes (a) 10,097 shares owned and (b) 30,000 shares subject to stock options that are exercisable.
(11)	Includes (a) 50,000 shares subject to warrants and 75,000 shares subject to stock options that are vested.
(12)	Represents 68,333 shares subject to stock options that are exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously disclosed, on March 12, 2004 the Company completed a bridge financing private placement (the “Bridge Financing”) in which it obtained $9 million in gross investment proceeds and issued $9 million in 8% subordinated convertible notes (“Bridge Notes”) and warrants to purchase 1.8 million shares of common stock (“Bridge Warrants”). All of the Bridge Warrants are exercisable at any time on or before February 17, 2007 at an exercise price of $3.38 per share. The total Bridge Notes issued in connection with the Bridge Financing provided for the potential issuance of common stock in excess of twenty percent (20%) of the total issued and outstanding common stock of the Company at a price that is less than the market value of the stock as of the date of such Bridge Notes. In order to comply with applicable Nasdaq Marketplace Rules, such a transaction would require stockholder approval. Accordingly, the Company obtained the approval of a majority of its stockholders by resolutions signed by stockholders representing approximately 66% of the Company’s outstanding common stock (collectively, the “Majority Stockholders”) and on April 2, 2004 filed a definitive Information Statement pursuant to Regulation 14C of the Securities and Exchange Act of 1934. On or about April 22, 2004, stockholder approval occurred in accordance with such regulation (hereafter “Effective Stockholder Approval”). Commonwealth served as the Company’s placement agent for the Bridge Financing and was paid $675,000 for such service. Commonwealth also is the Company’s financial and investment banking advisor.

As also disclosed in the aforementioned Information Statement and in connection with the Bridge Financing, the Company entered into an amendment with certain holders of 7% senior subordinated secured convertible notes that were issued in 2002 in connection with a private placement (the “Senior Notes”). Such holders included Comvest, Shea Ventures, LLC (“Shea”) and Robert Priddy, representing more than 50% of the outstanding principal amount of the Senior Notes. In accordance with the terms of the Senior Notes, said amendment (the “Senior Notes Amendment”), having been approved by the holders of a majority of the outstanding principal amount, is effective with respect to all of the outstanding Senior Notes. The Senior Notes Amendment extends the maturity of the Senior Notes by one year to September 27, 2006, and gives the holders of the Senior Notes a conversion option.

ComVest beneficially owns approximately 36% of our common stock and is the holder of a Senior Note in the amount of $3,166,750 and a Bridge Note in the amount of $1,175,000. ComVest entered into the Senior Notes Amendment, and as one of the Majority Stockholders, ComVest voted its shares in favor of the Bridge Financing and the Senior Notes Amendments. ComVest may convert its Senior Note pursuant to the terms of the Senior Notes Amendments upon Effective Stockholder Approval. Upon such conversion, ComVest would obtain an additional 936,909 shares of our common stock. Additionally, ComVest was issued Bridge Warrants for up to 235,000 shares of common stock. Michael S. Falk, Comdial’s chairman, is a manager of ComVest and is chairman and chief executive officer of Commonwealth. Commonwealth is an affiliate of ComVest. Mr. Falk beneficially owns all stock beneficially owned by ComVest.

Shea beneficially owns approximately 17% of our common stock and is the holder of a Senior Note in the amount of $3,411,683 and a Bridge Note in the amount of $1 million. Shea entered into the Senior Notes Amendment and, as one of the Majority Stockholders, Shea voted its shares in favor of the Bridge Financing and the Senior Notes Amendment. Shea may convert its Senior Note pursuant to the terms of the Senior Notes Amendments upon Effective Stockholder Approval. Upon such conversion, Shea would obtain an additional 1,009,374 shares of our common stock. Additionally, Shea was issued Bridge Warrants for up to 200,000 shares of common stock.

Robert Priddy beneficially owns approximately 13% of our common stock and is the holder of a Senior Note in the amount of $1,911,683 and a Bridge Note in the amount of $1 million. Mr. Priddy entered into the Senior Notes Amendment and, as one of the Majority Stockholders, Mr. Priddy voted his shares in favor of the Bridge Financing and the Senior Notes Amendment. Mr. Priddy may convert his Senior Note pursuant to the terms of the Senior Notes Amendments upon Effective Stockholder Approval. Upon such conversion, Mr. Priddy would obtain an additional 565,587 shares of our common stock. Additionally, Mr. Priddy was issued Bridge Warrants for up to 200,000 shares of common stock.

Neil P. Lichtman is the president, chief executive officer and a director of the Company. Mr. Lichtman beneficially owns less than 2% of our common stock. Mr. Lichtman is the holder of a Bridge Note in the amount of $250,000 and was issued Bridge Warrants for up to 50,000 shares of common stock.

Nickolas A. Branica served as the Company’s chief executive officer and as a director until his resignation on March 5, 2004. Mr. Branica beneficially owns approximately 11% of our common stock and is the holder of a Senior Note in the amount of $433,350. As one of the Majority Stockholders, Mr. Branica voted his shares in favor of the Bridge Financing and the Senior Notes Amendment. Mr. Branica may convert his Senior Note pursuant to the terms of the Senior Notes Amendments upon Effective Stockholder Approval. Upon such conversion, Mr. Branica would obtain an additional 128,210 shares of our common stock.

Alan Kessman was a director of the Company, and served as chairman of the Audit Committee and as non-executive chairman of the Company’s Executive Committee. Mr. Kessman beneficially owns approximately 1% of our common stock. Mr. Kessman is managing partner of PS Capital LLC and, accordingly, is the beneficial owner of the shares beneficially owned by PS Capital. Stanley M. Blau was a director and beneficially owns less than 1% of our common stock. Mr. Blau is managing director of PS Capital and, accordingly, is the beneficial owner of shares beneficially owned by PS Capital. PS Capital is the holder of a Senior Note in the amount of $50,000 and a Bridge Note in the amount of $250,000. PS Capital may convert its Senior Note pursuant to the terms of the Senior Notes Amendments upon Effective Stockholder Approval. Upon such conversion, PS Capital LLC would obtain an additional 14,793 shares of our common stock. Additionally, PS Capital was issued Bridge Warrants for up to 50,000 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Under the rules and regulations of the Securities and Exchange Commission, the Company’s consolidated financial statements are required to be audited by an independent registered public accounting firm.

Subject to ratification by the stockholders at the Annual Meeting, the Audit Committee and the Board of Directors have selected Aidman Piser & Company, P.A. to serve as independent registered public accountants to audit the consolidated financial statements of the Company for the years ended December 31, 2004 and 2005. Aidman Piser & Company, P.A. replaced Ernst & Young LLP (who resigned effective with the filing of the third quarter 2004 Form 10-Q) as the Company’s registered certified public accountants.

Audit Fees

Fees billed for audit services by Ernst & Young LLP totaled approximately $334,000 in 2004 and approximately $296,000 in 2003, including fees associated with the annual audit, reviews of the Company’s quarterly reports on Form 10-Q and other SEC filings, and accounting consultations related to matters arising in the audit or quarterly reviews. Fees billed by Aidman Piser & Company, P.A. who now perform the annual audit, during 2004 for the 2004 audit services were $12,000.

Audit Related Fees

No assurance or related services have been performed by Ernst & Young LLP or Aidman Piser & Company, P.A. for the Company in the last two fiscal years.

Tax Fees

Fees for tax compliance, tax advisory, or tax planning services for Aidman Piser & Company, P.A. totaled approximately $9,000 for 2003 and $27,000 for 2004.

No tax compliance, tax advisory or tax planning services were performed by Ernst & Young LLP for the Company in the last two fiscal years.

All Other Fees

All other fees were $1,500 per year and relate to a subscription fee paid for the Ernst & Young online accounting and auditing research tool in 2003 and 2004.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accountants. The policy provides for the pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accountant is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee authority to approve permitted services provided that the chair reports any decisions to the Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1.	Audited Consolidated Financial Statements of Comdial Corporation and its Subsidiaries

Report of Independent Registered Public Accounting Firm Report of Independent Certified Public Accountants

Financial Statements:
Consolidated Balance Sheets - December 31, 2004 and 2003
Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity (Deficit) - Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements - Years ended December 31, 2004, 2003 and 2002

2. Financial Statement - Supplemental Schedule:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes.

3. Exhibits Included herein:

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws:

3.1	Bylaws of Comdial Corporation (Exhibit 3.3 to Registrant’s Form 10-K for the year ended December 31, 1993)*

3.2	Form of Fourth Amended and Restated Certificate of Incorporation of Comdial Corporation (Exhibit A to Schedule 14C dated December 6, 2002)*

(4)	Instruments Defining the Rights of Security Holders:

4.1	Form of Bridge Subscription Agreement dated June 20, 2002 (Exhibit 4.1 to Form 8-K dated June 21, 2002)*

4.2	Form of Senior Subordinated Secured Convertible Note Issued by Comdial Corporation (Exhibit 4.2 to Form 8-K dated June 21, 2002)*

4.3	General Security Agreement between Comdial Corporation and ComVest Venture Partners, L.P., as agent, dated June 21, 2002 (Exhibit 4.3 to Form 8-K dated June 21, 2002)*

4.4	Advisory Warrant to purchase Common Stock issued by Comdial Corporation to Commonwealth Associates, L.P. (Exhibit 4.4 to Form 8-K dated June 21, 2002)*

4.5	Form of Private Placement Subscription Agreement dated as of September 27, 2002 (Exhibit 4.1 to Form 8-K/A dated September 25, 2002)*

4.6	Form of 7% Senior Subordinated Secured Convertible Note dated September 27, 2002 (Exhibit 4.2 to Form 8-K/A dated September 25, 2002)*

4.7	Form of Private Placement Warrant to Purchase Common Stock (Exhibit 4.3 to Form 8-K/A dated September 25, 2002)*

4.8	Form of Private Placement Warrant to Purchase Common Stock, with forfeiture provision (Exhibit 4.4 to Form 8-K/A dated September 25, 2002)*

4.9	General Security Agreement between Comdial Corporation and Commonwealth Associates L.P. (Exhibit 4.5 to Form 8-K/A dated September 25, 2002)*

4.10	Form of Private Placement Subscription Agreement between Comdial Corporation and Winfield Capital Corp. (Exhibit 4.6 to Form 8-K/A dated September 25, 2002)*

4.11	Form of 12% Senior Subordinated Secured Convertible Note between Comdial Corporation and Winfield Capital Corp. (Exhibit 4.7 to Form 8-K/A dated September 25, 2002)*

4.12	Form of Warrant to Purchase Common Stock to Winfield Capital Corp. (Exhibit 4.8 to Form 8-K/A dated September 25, 2002)*

4.13	Form of General Security Agreement between Comdial Corporation and Winfield Capital Corp. dated as of September 27, 2002 (Exhibit 4.9 to Form 8-K/A dated September 25, 2002)*

4.14	Form of Warrant to Purchase Common Stock to Commonwealth Associates L.P. (Exhibit 4.10 to Form 8-K/A dated September 25, 2002)*

4.15	Form of Senior Subordinated Secured Convertible Note Issued by Comdial Corporation dated February 2004 (Exhibit A to Schedule 14C dated March 23, 2004)*

4.16	Form of Bridge Warrant to purchase Common Stock dated February 2004 (Exhibit B to Schedule 14C dated March 23, 2004)*

4.17	Form of Amendment to 7% Senior Subordinated Secured Convertible Note dated February 2004 (Exhibit C to Schedule 14C dated March 23, 2004)*

4.18	Form of Bridge Subscription Agreement dated February 2004 (Exhibit 4.18 to Form 10-K dated March 30, 2004)*

(10)	Material Contracts:

10.1	Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan (Exhibits 28.1 and 28.2 of Registrant’s Form S-8 dated October 21, 1992)**

10.2	Amendment No. 1 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan (Exhibit 10.1 and 10.2 of Registrant’s Form 10-Q dated September 28, 1997)**

10.3	Amendment No. 2 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan (Exhibit 10.2 of Registrant’s Form 10-Q dated June 30, 1996)**

10.4	Amendment No. 3 to the Registrant’s 1992 Stock Incentive Plan and 1992 Non-employee Directors Stock Incentive Plan (Exhibit 10.3 of Registrant’s Form 10-Q dated June 30, 1996)**

10.5	Amendment to Amendment No. 3 to the Registrant’s 1992 Non-employee Directors Stock Incentive Plan (Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 1997)**

10.6	Amendment No. 4 to the Registrant’s 1992 Stock Incentive Plan (Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 1997)**

10.7	Amendment No. 4 to the Registrant’s 1992 Non-employee Directors Stock Incentive Plan. (Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 1997)**

10.8	The Registrant’s Executive Stock Ownership Plan effective January 1, 1996 (Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 1995)**

10.9	Amendment No. 1 to the Registrant’s Executive Stock Ownership Plan dated July 31, 1997 (Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1997)**

10.10	Amendment No. 2 to the Registrant’s Executive Stock Ownership Plan dated January 1, 1998 (Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 1997)**

10.11	The Registrant’s Executive Severance Plan dated August 31, 1995 (Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 1995)**

10.12	Amendment No. 1 to the Registrant’s Executive Severance Plan dated July 31, 1997 (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 1997)**

10.13	Second Amendment to Comdial’s 401(k) Plan dated November 29, 1998 (Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 1998)**

10.14	Third Amendment to Comdial’s 401(k) Plan dated February 8, 1999 (Exhibit 10.17 to Registrant’s Form 10-K for the year ended December 31, 1999)**

10.15	Comdial’s Retirement Benefit Restoration Plan (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 1999)**

10.16	Strategic Alliance Agreement dated March 31, 2000 between the Registrant and ePHONE Telecom, Inc. (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended April 2, 2000)*

10.17	Patent License Agreement dated March 17, 2000 between the Registrant and Lucent Technologies GRL Corporation (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 2, 2000)*

10.18	Amendment No. 5 to the Registrant’s 1992 Stock Incentive Plan (Exhibit 99.1 to Registrant’s Form S-8 dated November 15, 2000)**

10.19	Agreement of Sale and Purchase dated March 9, 2001 between the Registrant and Seminole Trail Properties, LLC (Exhibit 3.1 to Registrant’s Form 8-K filed March 26, 2001)*

10.20	Deed of Lease dated March 9, 2001 between Seminole Trail Properties, LLC and the Registrant (Exhibit 10.1 to Registrant’s Form 8-K filed March 26, 2001)*

10.21	Form of Lock-Up Agreement by and between officers and directors and Comdial Corporation dated June 2002 (Exhibit 10.1 to Form 8-K dated June 21, 2002)*

10.22	Form of Irrevocable Limited Proxy granted by officers and directors to ComVest Venture Partners, L.P. dated June 20, 2002 (Exhibit 10.2 to Form 8-K dated June 21, 2002)*

10.23	Amendment to Employment Agreement by and between Nicholas Branica and Comdial Corporation dated June 21, 2002 (Exhibit 10.3 to Form 8-K dated June 21, 2002)**

10.24	Form of 2002 Employee and Non-Employee Director Stock Incentive Plan (Exhibit B to Schedule 14C dated December 6, 2002)**

10.25	Form of Employment Agreement by and between Comdial Corporation and Travis Lee Provow dated November 18, 2002 (Exhibit C to Schedule 14C dated December 6, 2002)**

10.26	Form of Employment Letter to Kenneth Clinebell from Comdial Corporation dated November 15, 2002 (Exhibit D to Schedule 14C dated December 6, 2002)**

10.27	Form of Employment Agreement by and between Comdial Corporation and Neil P. Lichtman dated December 24, 2003 (Exhibit 10.37 to Form 10-K dated March 30, 2004)**

10.28	Form of Amendment to Employment Agreement by and between Comdial Corporation and Neil P. Lichtman dated March 9, 2004 (Exhibit 10.38 to Form 10-K dated March 30, 2004)**

10.29	Form of Indemnification Agreement by and between Comdial Corporation and its Directors or Officers dated 2003 **

10.30	Amendment to Employment Agreement by and between Comdial Corporation and Nickolas Branica dated September 28, 2003 **

10.31	Form of Business Loan and Security Agreement dated October 1, 2004

10.32	Form of Comdial Corporation Term Loan Note dated October 1, 2004

10.33	Form of Warrant to Purchase Common Stock dated October 1, 2004

10.34	Form of Subordination Agreement dated September 30, 2004

10.35	Form of Amendment to Employment Agreement by and between Comdial Corporation and Neil P. Lichtman dated May 1, 2004

10.36	Silicon Valley Bank Loan and Security Agreement dated April 28, 2004

10.37	Silicon Valley Bank First Loan Modification Agreement

10.38	Silicon Valley Bank Second Loan Modification Agreement

10.39	Silicon Valley Bank Third Loan Modification Agreement

(21)	Subsidiaries of the Registrant (Exhibit 21.1 to Registrant’s Form 10-K for the year ended December 31, 2004)

(23)	Consents

23.1	Consent of Aidman, Piser & Company, P.A.

23.2	Consent of Ernst & Young LLP

(24)	Power of Attorney (Exhibits 24.1 and 24.2 to Registrant’s Form 10-K for the year ended December 31, 2004)

(31)	Section 302 Certifications:

31.1	Certification of Neil P. Lichtman, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kenneth M. Clinebell, Chief Operating Officer, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications:

32.1	Certification of Neil P. Lichtman, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kenneth M. Clinebell, Chief Operating Officer, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference herein.
**	Management contract or compensatory plan incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2005.

COMDIAL CORPORATION

By:	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell
Chief Operating Officer,
Chief Financial Officer and
Senior Vice President
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	Chairman of the Board	April 14, 2005
Michael S. Falk
/s/ Neil P. Lichtman Neil P. Lichtman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2005

/s/ Kenneth M. Clinebell Kenneth M. Clinebell	Chief Operating Officer, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2005

* Inder Tallur	Director	April 14, 2005

* By:	/s/ Kenneth M. Clinebell
Kenneth M. Clinebell, pursuant to the power
of attorney contained in
Exhibit 24 to Registrant’s Form 10-K
for the year ended December 31, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COMDIAL CORPORATION

DECEMBER 31, 2004

In Thousands

COL. A Description	COL. B Balance at Beginning of Period	COL. C Additions Charged to Costs and Expense	COL. D Charged to Other Accounts	COL E. Deductions		COL F. Balance at End of Period
Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$266	$5		$(40	)*	$231
Allowance for sales returns and price protection	816	196		(540)		472
Allowance for inventory obsolescence	2,348	16		(1,059	)**	1,305
Deferred tax asset valuation allowance	41,527	2,846				44,373

Total	$44,957	$3,063		$(1,639)		$46,381

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$700	$(129)		$(305	)*	$266
Allowance for sales returns and price protection	480	336		—		816
Allowance for inventory obsolescence	1,125	1,750		(527	)**	2,348
Deferred tax asset valuation allowance	41,910	—		(383	)***	41,527

Total	$44,215	$1,957		$(1,215)		$44,957

Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,533	$636		$(3,469	)*	$700
Allowance for sales returns and price protection	223	257		—		480
Allowance for inventory obsolescence	4,022	937		(3,834	)**	1,125
Deferred tax asset valuation allowance	42,418	—		(508	)***	41,910

Total	$50,196	$1,830		$(7,811)		$44,215

*	Write off uncollectible accounts
**	Write off obsolete inventory
***	Reduction in deferred tax assets